Form 10-Q
period 2020-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2020-11-05
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 5, 2020,  635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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
Credit Facility

Revolving Credit Agreement, dated as of November 17, 2017, among Oncor, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, and the fronting banks from time to time party thereto, as amended

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

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor.  Texas Transmission is an entity indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and Cheyne Walk Investment Pte. Ltd.

U.S.	United States of America
Vistra	Refers to Vistra Energy Corp., and/or its subsidiaries, depending on context, formerly a subsidiary of EFH Corp. until October 2016
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra, in which Oncor participates

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions of dollars)
Operating revenues (Note 3)	$1,232	$1,211	$3,394	$3,268
Operating expenses:
Wholesale transmission service	245	245	723	759
Operation and maintenance	232	222	676	647
Depreciation and amortization	200	186	589	536
Provision in lieu of income taxes (Note 9)	51	55	118	111
Taxes other than amounts related to income taxes	142	134	399	377
Total operating expenses	870	842	2,505	2,430
Operating income	362	369	889	838
Other deductions and (income) - net (Note 10)	5	14	28	56
Nonoperating benefit in lieu of income taxes	(3)	(5)	(9)	(12)
Interest expense and related charges (Note 10)	102	97	305	276
Net income	$258	$263	$565	$518

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions of dollars)
Net income	$258	$263	$565	$518
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax) (Note 5)	1	-	(22)	(2)
Defined benefit pension plans (net of tax)	1	1	4	4
Total other comprehensive income (loss)	2	1	(18)	2
Comprehensive income	$260	$264	$547	$520

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(millions of dollars)
Cash flows — operating activities:
Net income	$565	$518
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	649	599
Provision in lieu of deferred income taxes - net	15	40
Other – net	(1)	(2)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	57	(58)
Other operating assets and liabilities	(212)	(323)
Cash provided by operating activities	1,073	774
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	1,810	2,460
Repayment of long-term debt (Note 5)	(701)	(742)
Proceeds of business acquisition bridge loan	-	600
Repayment of business acquisition bridge loan	-	(600)
Payment of acquired entity credit facilities	-	(114)
Net change in short-term borrowings (Note 4)	(39)	(813)
Capital contributions from members (Note 7)	261	1,540
Distributions to members (Note 7)	(274)	(213)
Debt discount and financing costs – net	(48)	(41)
Cash provided by financing activities	1,009	2,077
Cash flows — investing activities:
Capital expenditures	(1,947)	(1,539)
Business acquisition (Note 11)	-	(1,324)
Expenditures for third party in joint project	(49)	-
Reimbursement from third party in joint project	40	-
Other – net	15	19
Cash used in investing activities	(1,941)	(2,844)
Net change in cash and cash equivalents	141	7
Cash and cash equivalents — beginning balance	4	3
Cash and cash equivalents — ending balance	$145	$10

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2020	2019
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$145	$4
Trade accounts receivable – net (Note 10)	789	661
Amounts receivable from members related to income taxes (Note 9)	-	3
Materials and supplies inventories — at average cost	150	148
Prepayments and other current assets	107	96
Total current assets	1,191	912
Investments and other property (Note 10)	134	133
Property, plant and equipment – net (Note 10)	20,759	19,370
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,731	1,775
Operating lease ROU, third-party joint project and other assets (Note 6)	197	106
Total assets	$28,752	$27,036

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings	$7	$46
Long-term debt due currently (Note 5)	463	608
Trade accounts payable	378	394
Amounts payable to members related to income taxes (Note 9)	30	22
Accrued taxes other than amounts related to income taxes	214	236
Accrued interest	103	83
Operating lease and other current liabilities (Note 6)	257	237
Total current liabilities	1,452	1,626
Long-term debt, less amounts due currently (Note 5)	9,228	8,017
Liability in lieu of deferred income taxes (Note 9)	1,888	1,821
Regulatory liabilities (Note 2)	2,880	2,793
Employee benefit obligations (Note 8)	1,731	1,834
Operating lease, third-party joint project and other obligations (Notes 6 and 10)	241	146
Total liabilities	17,420	16,237
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account ― number of units outstanding 2020 and 2019 – 635,000,000	11,489	10,938
Accumulated other comprehensive loss	(157)	(139)
Total membership interests	11,332	10,799
Total liabilities and membership interests	$28,752	$27,036

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The standard allows entities to account for contract modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract).  Our Credit Facility and term loan agreement use LIBOR as a benchmark for establishing interest rates.  Our term loan agreement currently contains a  maturity date that is prior to the anticipated date that any LIBOR phase out will occur.  Implementation has not had an impact on our consolidated financial statements. In the event we modify our Credit Facility or term loan agreement related to the phase-out of LIBOR, we will evaluate the optional expedients and exceptions under the standard.

2.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities and their remaining recovery periods as of September 30, 2020 are provided in the table below.  Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At September 30, 2020	At September 30, 2020	At December 31, 2019
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$597	$623
Employee retirement costs being amortized	7 years	235	262
Employee retirement costs incurred since the last rate review period (b)	To be determined	71	79
Self-insurance reserve (primarily storm recovery costs) being amortized	7 years	277	309
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	263	238
Debt reacquisition costs	Lives of related debt	26	29
Under-recovered AMS costs	7 years	154	170
Energy efficiency performance bonus (a)	1 year or less	17	9
Wholesale distribution substation service	To be determined	49	34
Unrecovered expenses related to COVID-19 (d)	To be determined	24	-
Other regulatory assets	Various	18	22
Total regulatory assets		1,731	1,775

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,239	1,178
Excess deferred taxes	Primarily over lives of related assets	1,524	1,574
Over-recovered wholesale transmission service expense (a)	1 year or less	70	30
Unamortized gain on reacquisition of debt	Lives of related debt	27	-
Other regulatory liabilities	Various	20	11
Total regulatory liabilities		2,880	2,793
Net regulatory assets (liabilities)		$(1,149)	$(1,018)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(d)

Includes $14 million incremental costs incurred resulting from the effects of the COVID-19 pandemic, including costs related to our pandemic response plan and $10 million related to the COVID-19 Electricity Relief Program.

PUCT Project No. 50664 Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019, creating the COVID-19 Electricity Relief Program (COVID-19 ERP) to aid certain eligible residential customers unable to pay their electricity bills as a result of the COVID-19 pandemic impacts. Customer enrollment in the COVID-19 ERP closed on August 31, 2020, and financial assistance under the program was available to enrolled residential customers for electricity bills issued on or after March 26, 2020 through September 30, 2020. In connection with the COVID-19 ERP, the PUCT suspended service disconnections due to nonpayment for customers enrolled in the program through September 30, 2020.

To fund the COVID-19 ERP, the PUCT authorized a $0.33 per MWh surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, in April 2020 we filed a tariff rider implementing the surcharge and received an unsecured loan from ERCOT in the principal amount of $7 million. Surcharge collections are recorded as a regulatory liability until the funds are used. Surcharge collections may only be used to reimburse transmission and distribution utilities and REPs for eligible unpaid bills from residential customers enrolled in the COVID-19 ERP and to cover costs of a third-party administrator to administer the eligibility process. At September 30, 2020, we had billed $22 million under the rider surcharge. Reimbursements paid by us pursuant to the COVID-19 ERP totaled $32 million through September 30, 2020 (including $17 million of reimbursements to Oncor for electricity delivery charges). We expect to continue to collect amounts under the tariff rider surcharge until we either collect amounts equal to the reimbursements paid by us pursuant to the COVID-19 ERP or are otherwise ordered to stop by the PUCT.  In the event there are reimbursements paid by us pursuant to the COVID-19 ERP in excess of the amounts collected through the tariff rider surcharge, we expect to recover such costs as the PUCT issued an order that authorizes recording a regulatory asset or liability for any under or over recovery in connection with the COVID-19 ERP, and requires that the transmission and distribution utilities include in their next rate proceeding (whether a TCRF proceeding, DCRF proceeding, or base rate review) a tariff rider to extinguish any such regulatory asset/liability.

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At September 30, 2020, we recorded $14 million with respect to this regulatory asset.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$629	$633	$1,643	$1,629
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	200	181	595	493
Billed to REPs serving Oncor distribution customers, through TCRF	111	105	332	282
Total transmission base revenues	311	286	927	775
Other miscellaneous revenues	32	31	66	66
Total revenues contributing to earnings	972	950	2,636	2,470

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245	245	723	759
EECRF	15	16	35	39
Revenues collected for pass-through expenses	260	261	758	798

Total operating revenues	$1,232	$1,211	$3,394	$3,268

Customers

Our distribution customers consist of approximately 90 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefiting from our transmission system.  Our transmission customers consist of other distribution companies, municipalities and electric cooperatives.  REP subsidiaries of our two largest counterparties represented 29% and 21% of our total operating revenues for the three months ended September 30, 2020 and 26% and 19% of our total operating revenues for the nine months ended September 30, 2020.  No other customer represented more than 10% of our total operating revenues.

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

Pass-through Expenses

Revenue equal to expenses that are allowed to be passed-through to customers (primarily third-party wholesale transmission service and energy efficiency program costs) are recognized at the time the expense is recognized. Franchise taxes are assessed by local governmental bodies, based on kWh delivered and are not a “pass-through” item.  The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to “revenues” in the income statement.

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

4.    SHORT-TERM BORROWINGS

At September 30, 2020 and December 31, 2019, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At September 30,	At December 31,
	2020	2019
Total credit facility borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	-	(46)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(9)	(10)
Available unused credit	$1,991	$1,944

____________

(a)	The weighted average interest rate for commercial paper was 1.84% at December 31, 2019.
(b)	At September 30, 2020, the applicable interest rate for any outstanding borrowings was LIBOR plus 1.00%.
(c)	The interest rate on outstanding letters of credit at both September 30, 2020 and December 31, 2019 was 1.20% based on our credit ratings.

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

Credit Facility

In November 2017, we entered into a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program.  We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate provided certain conditions are met, including lender approvals. In November 2020, we entered into an amendment to the Credit Facility that extends its maturity date to November 2023. The Credit Facility also gives us the option of requesting up to two one-year extensions, with such extensions subject to certain conditions and lender approvals.

5.    LONG-TERM DEBT

Our senior notes are secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At September 30, 2020 and December 31, 2019, our long-term debt consisted of the following:

	September 30,	December 31,
	2020	2019
Fixed Rate Secured:
5.75% Senior Notes due September 30, 2020	$-	$126
8.50% Senior Notes, Series C, due December 30, 2020	13	14
4.10% Senior Notes, due June 1, 2022	400	400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	-
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
7.25% Senior Notes, Series B, due December 30, 2029	-	36
2.75% Senior Notes due May 15, 2030	400	-
6.47% Senior Notes, Series A, due September 30, 2030	-	83
7.00% Senior Notes due May 1, 2032	494	500
7.25% Senior Notes due January 15, 2033	323	350
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	500
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	500
3.10% Senior Notes, due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	-
5.35% Senior Notes due October 1, 2052	300	-
Secured long-term debt	9,340	8,221
Unsecured:
Term loan agreement maturing October 6, 2020	-	460
Term loan agreement maturing June 1, 2021	450	-
Total long-term debt	9,790	8,681
Unamortized discount and debt issuance costs	(99)	(56)
Less amount due currently	(463)	(608)
Long-term debt, less amounts due currently	$9,228	$8,017

Long-Term Debt-Related Activity in 2020

2025 Notes Issuance

On September 28, 2020, we issued $450 million aggregate principal amount of 0.55% Senior Secured Notes due 2025 (the 2025 Notes). We intend to use the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $443 million from the sale of the 2025 Notes to finance or refinance, in whole or in part, eligible projects consisting of investments in or expenditures with minority- and women-owned business suppliers pursuant to our sustainable bond framework. The net proceeds may be temporarily invested in cash, cash equivalents and/or U.S. government securities in accordance with our cash management policies or used to repay certain other indebtedness, or both. As of September 30, 2020, we had temporarily applied all net proceeds to repay outstanding CP Notes under the CP Program.

The 2025 Notes were issued pursuant to the provisions of an Indenture, dated as of August 1, 2002, between Oncor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as trustee (the Trustee) (as amended and supplemented, the Indenture). The 2025 Notes constitute a separate series of notes under the Indenture, but will be treated together with our other outstanding debt securities issued under the Indenture for amendments and waivers and for taking certain other actions.

The 2025 Notes bear interest at a rate of 0.55% per annum and mature on October 1, 2025. Interest on the 2025 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, and the first interest payment is due on April 1, 2021. Prior to September 1, 2025, we may redeem the 2025 Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after September 1, 2025, we may redeem the 2025 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2025 Notes, plus accrued and unpaid interest.

The 2025 Notes were issued in a private placement and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2025 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of our offers to exchange freely tradable exchange notes for the 2025 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2025 Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the 2025 Notes or the exchange offer is not completed within 315 days after the issue date of the 2025 Notes (an exchange default), then the annual interest rate of the 2025 Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the 2025 Notes.

Debt Exchange and 2052 Notes Issuance

On September 23, 2020, we issued $300 million aggregate principal amount of 5.35% Senior Secured Notes due 2052 (the 2052 Notes) in exchange for a like aggregate principal amount of certain of our existing senior secured debt, consisting of (i) $35 million aggregate principal amount of our 7.25% Senior Notes, Series B, due December 30, 2029, (ii) $80 million aggregate principal amount of our 6.47% Senior Notes, Series A, due September 30, 2030, (iii) $6 million aggregate principal amount of our 7.00% Senior Secured Notes due May 1, 2032, (iv) $27 million aggregate principal amount of our 7.25% Senior Secured Notes due January 15, 2033, and (v) $152 million aggregate principal amount of our 5.30% Senior Secured Notes due June 1, 2042. We received no proceeds from the exchange.

The 2052 Notes were issued pursuant to the provisions of the Indenture. The 2052 Notes constitute a separate series of notes under the Indenture, but will be treated together with our other outstanding debt securities issued under the Indenture for amendments and waivers and for taking certain other actions.

The 2052 Notes bear interest at a rate of 5.35% per annum and mature on October 1, 2052. Interest on the 2052 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, and the first interest payment is due on April 1, 2021. Prior to April 1, 2052, we may redeem the 2052 Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after April 1, 2052, we may redeem the 2052 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such 2052 Notes, plus accrued and unpaid interest.

The 2052 Notes were issued in a private placement and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2052 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of our offers to exchange freely tradable exchange notes for the 2052 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2052 Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the 2052 Notes or the exchange offer is not completed within 315 days after the issue date of the 2052 Notes (an exchange default), then the annual interest rate of the 2052 Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the 2052 Notes.

2030 Notes and 2050 Notes Issuances

On March 20, 2020, we completed a sale of $400 million aggregate principal amount of 2.75% Senior Secured Notes due May 15, 2030 (2030 Notes) and $400 million aggregate principal amount of 3.70% Senior Secured Notes due May 15, 2050 (2050 Notes). We used the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $790 million from the sale of the 2030 Notes and 2050 Notes for general corporate purposes, including the repayment of short-term and long-term debt.

In August 2020, we completed an offering with the holders of the 2030 Notes and 2050 Notes to exchange their respective notes for notes that have terms identical in all material respects to the 2030 Notes and 2050 Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement. The Exchange Notes were registered on a Form S-4, which was declared effective in July 2020.

March 2020 Term Loan Agreement

On March 23, 2020, we entered into an unsecured term loan agreement (March 2020 Term Loan Agreement) with Wells Fargo Bank, National Association (Wells Fargo), the administrative agent and a lender under the agreement with a commitment equal to an aggregate principal amount of $350 million. We entered into an amendment to the agreement in June 2020. As amended, the March 2020 Term Loan Agreement had a maturity date of June 30, 2021 and provided for loans to bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.95%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). We borrowed $15 million and $95 million under the agreement on June 30, 2020 and July 31, 2020, respectively. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. On September 28, 2020, we repaid all outstanding borrowings under the March 2020 Term Loan Agreement, and as a result the March 2020 Term Loan Agreement is no longer in effect.

January 2020 Term Loan Agreement

On January 28, 2020, we executed a $450 million term loan agreement that matures on June 1, 2021 (January 2020 Term Loan Agreement).  The January 2020 Term Loan Agreement provides for borrowing the full amount in up to four borrowings by April 27, 2020.  We borrowed $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020 under the January 2020 Term Loan Agreement. At September 30, 2020, borrowings under the January 2020 Term Loan Agreement totaled $450 million, the full amount available under the agreement.

The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. Loans under the January 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.50%, or (ii) an alternate base rate (the highest of (1) the prime rate of

Sumitomo Mitsui Banking Corporation, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).

Interest Rate Hedge Transactions

In February and March of 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine interest rates on anticipated issuances of ten-year and thirty-year senior secured notes.  The hedges were terminated in March 2020 upon our issuance of the 2030 Notes and 2050 Notes.  We recognized a $29 million ($23 million after-tax) loss related to the fair value of the hedge transactions in accumulated other comprehensive loss.  We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at September 30, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months, including $2 million from the current year transactions.

Debt Repayments

Repayments of long-term debt during the nine months ended September 30, 2020 included $126 million aggregate principal amount of our 5.75% Senior Secured Notes due September 30, 2020, $110 million principal amount borrowed under the March 2020 Term Loan Agreement, $460 million principal amount borrowed under a term loan agreement entered into in 2019 that was to mature in October 2020 (2019 Term Loan Agreement) and $5 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements. The $460 million principal amount repaid under the 2019 Term Loan Agreement and the $110 million principal amount repaid under the March 2020 Term Loan Agreement constituted all amounts outstanding under those respective agreements, and as a result of those repayments, the 2019 Term Loan Agreement and March 2020 Term Loan Agreement are no longer in effect.

Deed of Trust

Our secured indebtedness is secured equally and ratably by a first priority lien on property Oncor acquired or constructed for the transmission and distribution of electricity.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At September 30, 2020, the amount of available bond credits was $2.102 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $2.821 billion.

Borrowings under the CP Program, the Credit Facility, and our term loan agreements are not secured.

Maturities

Long-term maturities (including current maturities) at September 30, 2020, are as follows:

Year	Amount
2020 (excluding first nine months of 2020)	$13
2021	450
2022	882
2023	-
2024	500
Thereafter	7,945
Unamortized discount and debt issuance costs	(99)
Total	$9,691

Fair Value of Long-Term Debt

At September 30, 2020 and December 31, 2019, the estimated fair value of our long-term debt (including current maturities) totaled $11.962 billion and $10.003 billion, respectively, and the carrying amount totaled $9.691 billion and $8.625 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

In December 2019, we entered into a 15 year lease agreement for replacement office space. The operating lease was fully commenced as of September 30, 2020 and has increased our lease obligation by $36 million.

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2020 (remaining three months)	$8
2021	31
2022	28
2023	21
2024	14
Thereafter	41
Total undiscounted lease payments	143
Less imputed interest	(12)
Total future minimum lease payments	$131

See Note 8 to Financial Statements in our 2019 Form 10-K for additional information on leases.

7.    MEMBERSHIP INTERESTS

Cash Contributions

On October 27, 2020, we received cash capital contributions from our members in the amount of $77 million. In the nine months ended September 30, 2020, we received the following capital cash contributions from our members.

Payment Date	Amount
February 18, 2020	$87
April 27, 2020	87
July 28, 2020	87
261

Cash Distributions

The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At September 30, 2020, we had $492 million available to distribute to our members as our regulatory capitalization ratio was 55.9% debt to 44.1% equity.

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

On October 28, 2020, our board of directors declared a cash distribution of $82 million, which was paid to our members on October 29, 2020. In the nine months ended September 30, 2020, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 19, 2020	February 20, 2020	$91
April 29, 2020	April 30, 2020	91
July 29, 2020	July 30, 2020	92
		274

Membership Interests

The following tables present the changes to membership interests during the three and nine months ended September 30, 2020 and 2019, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at June 30, 2020	$11,236	$(159)	$11,077
Net income	258	-	258
Distributions	(92)	-	(92)
Capital contributions	87	-	87
Net effects of cash flow hedges (Note 5)	-	1	1
Defined benefit pension plans	-	1	1
Balance at September 30, 2020	$11,489	$(157)	$11,332

Balance at June 30, 2019	$10,210	$(164)	$10,046
Net income	263	-	263
Distributions	(71)	-	(71)
Capital contributions	70	-	70
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	2	2
Balance at September 30, 2019	$10,472	$(161)	$10,311

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2019	$10,938	$(139)	$10,799
Net income	565	-	565
Distributions	(274)	-	(274)
Capital contributions	260	-	260
Net effects of cash flow hedges (Note 5)	-	(22)	(22)
Defined benefit pension plans	-	4	4
Balance at September 30, 2020	$11,489	$(157)	$11,332

Balance at December 31, 2018	$8,624	$(164)	$8,460
Net income	518	-	518
Distributions	(213)	-	(213)
Capital contributions	1,540	-	1,540
Net effects of cash flow hedges	3	(1)	2
Defined benefit pension plans	-	4	4
Balance at September 30, 2019	$10,472	$(161)	$10,311

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the nine months ended September 30, 2020 and 2019, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	4	4
Cash flow hedges — net decrease in fair value of derivatives (net of tax benefit of $6) (Note 5)	(23)	-	(23)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	1	-	1
Balance at September 30, 2020	$(40)	$(117)	$(157)

Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	5	5
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax of $-)	2	-	2
Amounts reclassified from AOCI to capital account	(4)	-	(4)
Balance at September 30, 2019	$(18)	$(143)	$(161)

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

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the three and nine months ended September 30, 2020 and 2019 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Components of net allocated pension costs:
Service cost	$7	$6	$22	$19
Interest cost	26	32	77	96
Expected return on assets	(27)	(29)	(82)	(89)
Amortization of net loss	12	7	36	22
Net pension costs	18	16	53	48
Components of net OPEB costs:
Service cost	2	2	5	5
Interest cost	8	10	24	32
Expected return on assets	(2)	(2)	(6)	(6)
Amortization of prior service cost	(5)	(5)	(15)	(15)
Amortization of net loss	2	5	8	14
Net OPEB costs	5	10	16	30
Total net pension and OPEB costs	23	26	69	78
Less amounts deferred principally as property or a regulatory asset	(4)	(7)	(11)	(20)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19	$58	$58

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $115 million and $26 million, respectively, during the nine months ended September 30, 2020.  We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $26 million and $9 million, respectively, during the remainder of 2020.  Our pension plans and Oncor OPEB Plans funding is expected to total approximately $560 million and $176 million, respectively, in the five-year period from 2020 to 2024 based on the latest actuarial projections.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At September 30, 2020			At December 31, 2019
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$10	$3	$13	$(2)	$(1)	$(3)
Texas margin tax payable	17	-	17	22	-	22
Net payable (receivable)	$27	$3	$30	$20	$(1)	$19

Cash payments made to (received from) members related to income taxes for the nine months ended September 30, 2020 and 2019 consisted of the following:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes	$49	$12	$61	$29	$7	$36
Texas margin tax	22	-	22	22	-	22
Total payments (receipts)	$71	$12	$83	$51	$7	$58

See Note 7 for information regarding distributions to and capital contributions from members.

•

As a result of the Sempra-Sharyland Transaction, Sharyland became a related party as of May 16, 2019. Sharyland provided wholesale transmission service to us in the amount of $9 million and $5 million in the nine months ended September 30, 2020 and in the period between May 16, 2019 and September 30, 2019, respectively. We provided Sharyland with substation monitoring and switching services of less than $1 million both in the nine months ended September 30, 2020 and in the period between May 16, 2019 and September 30, 2019.

10.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Professional fees	$1	$2	$4	$6
InfraREIT Acquisition related costs	-	-	-	9
Recoverable pension and OPEB - non-service costs	14	14	41	42
AFUDC equity income	(7)	-	(19)	-
Other, including interest income	(3)	(2)	2	(1)
Total other deductions and (income) - net	$5	$14	$28	$56

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Interest	$104	$98	$310	$280
Amortization of debt issuance costs and discounts	3	3	8	7
Less allowance for funds used during construction – capitalized interest portion	(5)	(4)	(13)	(11)
Total interest expense and related charges	$102	$97	$305	$276

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2020	2019

Gross trade accounts and other receivables	$795	$666
Allowance for uncollectible accounts	(6)	(5)
Trade accounts receivable – net	$789	$661

At September 30, 2020, REP subsidiaries of our two largest customers represented 17% and 13% of the trade accounts receivable balance. At December 31, 2019, REP subsidiaries of our two largest customers represented 15% and 11% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2020	2019

Assets related to employee benefit plans	$120	$119
Land	12	12
Other	2	2
Total investments and other property	$134	$133

Property, Plant and Equipment

Property, plant and equipment - net reported on our balance sheets consisted of the following.

	Composite Depreciation Rate/	At September 30,	At December 31,
	Avg. Life at September 30, 2020	2020	2019
Assets in service:
Distribution	2.5% / 39.4 years	$14,692	$14,007
Transmission	2.9% / 34.9 years	11,634	11,094
Other assets	6.7% / 15.0 years	1,671	1,648
Total		27,997	26,749
Less accumulated depreciation		8,283	7,986
Net of accumulated depreciation		19,714	18,763
Construction work in progress		1,023	585
Held for future use		22	22
Property, plant and equipment – net		$20,759	$19,370

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At September 30, 2020			At December 31, 2019
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$600	$111	$489	$575	$107	$468
Capitalized software	956	472	484	933	430	503
Total	$1,556	$583	$973	$1,508	$537	$971

Aggregate amortization expenses for intangible assets totaled $15 million and $13 million for the three months ended September 30, 2020 and 2019, respectively and $46 million and $39 million for the nine months ended September 30, 2020 and 2019, respectively.  The estimated annual amortization expense for the five-year period from 2020 to 2024 is as follows:

Year	Amortization Expense
2020	$62
2021	62
2022	62
2023	62
2024	61

Operating Lease, Third-Party Joint Project and Other Obligations

Operating lease, third-party joint project and other obligations reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2020	2019

Operating lease liabilities	$98	$66
Investment tax credits	5	6
Third-party joint project obligation (a)	53	4
Other	85	70
Total operating lease, third-party joint project and other obligations	$241	$146

____________

(a)	Oncor is currently involved in a joint project with LP&L. See Note 3 for more information.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019

Cash payments (receipts) related to:
Interest	$288	$256
Less capitalized interest	(13)	(11)
Interest payments (net of amounts capitalized)	$275	$245
Amount in lieu of income taxes (a):
Federal	$61	$36
State	22	22
Total payments (receipts) in lieu of income taxes	$83	$58

Noncash increase in operating lease obligations for ROU assets	$27	$26

Noncash investing and financing activity:
Acquisition (b):
Assets acquired	$-	$2,545
Liabilities assumed	-	(1,221)
Cash paid	$-	$1,324

Debt exchange (c):
Debt issued in debt exchange offering	$300	$-
Debt exchanged in debt exchange offering	(300)	-
	$-	$-

Noncash construction expenditures (d):	$198	$257

____________

(a)	See Note 9 for more information related to income taxes.
(b)	See Note 11 for more information on noncash debt exchanges related to InfraREIT Acquisition.
(c)	See Note 5 for more information on noncash debt exchanges related to 2052 Notes issuance.
(d)	Represents end-of-period accruals.

11.   INFRAREIT ACQUISITION

On May 16, 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners.  In connection with and immediately following the closing of the InfraREIT Acquisition, on May 16, 2019, we extinguished all outstanding debt of InfraREIT and its subsidiaries through repaying $602 million principal amount of InfraREIT subsidiary debt and exchanging new Oncor senior secured debt for $351 million principal amount of InfraREIT subsidiary debt.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the nine months ended September 30, 2019 assumes that the InfraREIT Acquisition occurred on January 1, 2019. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2019, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

Nine Months Ended September 30, 2019
Oncor Consolidated Pro Forma Revenues	$3,352

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2019 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 include the results of our wholly owned indirect subsidiary, NTU, which is a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas. We acquired NTU as part of the InfraREIT Acquisition that closed on May 16, 2019.

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

Significant Activities and Events

COVID-19 Pandemic — In March 2020, the World Health Organization declared COVID-19 a pandemic, the President of the United States declared a national state of emergency, and the Governor of Texas issued a disaster proclamation for all counties in the state. The COVID-19 pandemic has significantly impacted the global economy, communities, and supply chains around the world. As a critical infrastructure provider of electricity transmission and distribution services, our operations have continued throughout the pandemic. We have implemented our pandemic response plan and taken various precautionary and preemptive actions under that plan to protect our workforce and critical operations, including requiring employees to work remotely where possible, restricting non-

essential business travel, increased sanitation measures and temperature screenings at Oncor facilities, and actively monitoring our supply chain and key vendors and suppliers.

To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations. Usage from commercial and industrial customers decreased modestly for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, which we believe is largely due to the effects of the pandemic. We expect this trend to continue in the near term. For the three and nine months ended September 30, 2020 as compared to the same period in 2019, we believe residential usage was greater than it otherwise would have been due to increases in the number of residential customers staying at home during the pandemic. The revenue from the increase in residential usage has offset the revenue decline from the commercial and industrial usage decrease for the three and nine months ended September 30, 2020. However, we cannot predict whether, or to what extent, residential usage due to the effects of the pandemic would continue to offset any commercial and industrial decreased usage in the future.  For a discussion of the factors contributing to overall distribution base revenues, see “—Results of Operations—Financial Results – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019” and “—Results of Operations—Financial Results – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.”

While the pandemic-related impacts on usage have not materially adversely affected us to date, we cannot predict whether, or to what extent they will affect us in the future, particularly if circumstances related to the pandemic worsen or continue for an extended period of time.  We also face other risks and uncertainties related to the COVID-19 pandemic and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our business, financial condition, or results of operations in the future. The extent to which the COVID-19 pandemic does impact our results will ultimately depend on future developments, which are highly uncertain, including the duration of the pandemic and governmental actions to address the pandemic.

In March 2020, the PUCT took action to address the impact of the COVID-19 pandemic on residential customers in the areas of Texas open to electricity customer choice, creating the COVID-19 Electricity Relief Program (COVID-19 ERP) to aid certain residential customers unable to pay their electricity bills. Customer enrollment in the COVID-19 ERP closed on August 31, 2020, and financial assistance under the program was available to enrolled residential customers for electricity bills issued on or after March 26, 2020 through September 30, 2020. In connection with the COVID-19 ERP, the PUCT suspended service disconnections due to nonpayment for customers enrolled in the program through September 30, 2020. At September 30, 2020, approximately 2.2% of residential premises in our service territory were enrolled in the program.

To fund the program, the PUCT provided for a surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, in April 2020 we filed a tariff rider implementing the surcharge and received an unsecured loan from ERCOT in the principal amount of $7 million. At September 30, 2020, we had billed  $22 million under the rider surcharge. Reimbursements paid by us pursuant to the COVID-19 ERP totaled $32 million through September 30, 2020 (including $17 million of reimbursements to Oncor for electricity delivery charges). REP reimbursement requests must be received by November 30, 2020. Based on billing activity through September 30, 2020, the last eligible billing day under the COVID-19 ERP, we expect our reimbursements under the COVID-19 ERP to total $38 million (including $18 million of reimbursements to Oncor for electricity delivery charges).  We expect to continue to collect amounts under the tariff rider surcharge until we either collect amounts equal to the reimbursements paid by us pursuant to the COVID-19 ERP or are otherwise ordered to stop by the PUCT.  In the event there are reimbursements paid by us pursuant to the COVID-19 ERP in excess of the amounts collected through the tariff rider surcharge, we expect to recover such costs as the PUCT issued an order that authorizes recording a regulatory asset or liability for any under or over recovery in connection with the COVID-19 ERP. The transmission and distribution utilities are required to include in their next rate proceeding (whether a TCRF proceeding, DCRF proceeding, or base rate review) a tariff rider to extinguish any such regulatory asset/liability.

REPs were permitted to resume residential customer service disconnections beginning October 1, 2020. As the COVID-19 pandemic continues to impact customers and the economy in our service territory, customer inability to pay their electric bills could potentially impact the ability of REPs to pay electricity delivery charges owed to us. A significant amount of uncollectible amounts due from REPs could have an adverse effect on our cash flows. However, we believe that PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduces the risk of a material adverse impact on our financial condition or results of operations.

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At September 30, 2020, we recorded $14 million with respect to this regulatory asset. We expect COVID-19 pandemic related costs, including costs related to our pandemic response plan, to continue throughout the pandemic, and depending on the duration of the pandemic total expenditures could become material.

Rate regulation is premised on the full recovery of prudently incurred costs. The regulatory assets we have established with respect to the COVID-19 pandemic costs are subject to PUCT review for reasonableness and possible disallowance in our next base rate review, which is required to be filed on or before October 1, 2021.  Any failure to recover such costs could have an adverse effect on our cash flows, financial condition, or results of operations. For more information on the COVID-19 ERP and PUCT matters relating to the COVID-19 pandemic that impact Oncor, see Note 2 to Financial Statements.

Debt-Related Activities — On September 28, 2020, we completed a sale of $450 million aggregate principal amount of 0.55% Senior Secured Notes due 2025 (2025 Notes). We intend to use the proceeds from the sale of the 2025 Notes to finance or refinance, in whole or in part, eligible projects consisting of investments in or expenditures with minority- and women-owned business suppliers pursuant to our sustainable bond framework. The net proceeds may be temporarily invested in cash, cash equivalents and/or U.S. government securities in accordance with our cash management policies or used to repay certain other indebtedness, or both.

On September 23, 2020, we issued $300 million aggregate principal amount of 5.35% Senior Secured Notes due 2052 (2052 Notes) in exchange for a like aggregate principal amount of notes consisting of all of our outstanding 7.25% Senior Notes, Series B, due December 30, 2029 and 6.47% Senior Notes, Series A, due September 30, 2030, and certain of our outstanding 7.000% Senior Secured Notes due 2032, 7.250% Senior Secured Notes due 2033, and 5.30% Senior Secured Notes due 2042.

In March 2020, we completed a sale of $400 million aggregate principal amount of 2.75% Senior Secured Notes due May 15, 2030 and $400 million aggregate principal amount of 3.70% Senior Secured Notes due May 15, 2050. In the nine months ended September 30, 2020, we also entered into two term loan agreements consisting of the $450 million January 2020 Term Loan Agreement and the $350 million March 2020 Term Loan Agreement. As of September 30, 2020, $450 million of principal amount was outstanding under the January 2020 Term Loan Agreement and no amounts were outstanding under the March 2020 Term Loan Agreement.

Repayments of long-term debt during the nine months ended September 30, 2020 included repayment of $126 million aggregate principal amount of our 5.75% Senior Secured Notes due September 30, 2020, $110 million principal amount borrowed under the March 2020 Term Loan Agreement, $460 million principal amount borrowed under the 2019 Term Loan Agreement and $5 million of principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements. The amounts repaid under each of the March 2020 Term Loan Agreement and 2019 Term Loan Agreement constituted all amounts outstanding under each respective agreement, and as a result of such repayments, those term loan agreements are no longer in effect. See Note 5 to Financial Statements for a discussion of long-term debt-related activity in the nine months ended September 30, 2020.

Joint Project with Lubbock Power & Light (LP&L) —  Oncor is currently involved in an estimated $400 million joint project with Lubbock Power & Light (LP&L), with costs to ultimately be split by Oncor and LP&L that involves the build out of transmission lines and associated station work to join the City of Lubbock to the

ERCOT market. Oncor is completing the construction, with LP&L reimbursing Oncor for its portion of the construction costs. Once construction is complete, the resulting transmission assets will be split between LP&L and Oncor. Oncor’s expenditures as of September 30, 2020 with respect to the project (minus amounts subject to reimbursement by LP&L) totaled $89 million.  To support its funding of reimbursements to Oncor, LP&L is required to maintain an escrow account with minimum monthly balances.  The balance of the escrow account at September 30, 2020 was $37 million.  Each of Oncor and LP&L is expected to make total expenditures of approximately $142 million and $108 million, respectively, in 2020, with the remainder of the estimated $400 million in costs to be incurred in 2021.  This joint project consists of approximately 175 miles of transmission lines in the Lubbock and surrounding Texas panhandle areas.

Matters with the PUCT —  See Note 2 to Financial Statements for a discussion of significant PUCT matters.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	14,739	15,588	(5.4)	35,158	35,778	(1.7)
Commercial, industrial, small business and other	24,345	25,246	(3.6)	65,384	66,684	(1.9)
Total electric energy volumes	39,084	40,834	(4.3)	100,542	102,462	(1.9)

				Twelve Months Ended September 30,		%
				2020	2019	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				81.8	89.0	(8.1)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.3	1.3	-
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				65.0	68.7	(5.4)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)				3,744	3,673	1.9

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2020	2019	Change	2020	2019	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$629	$633	$(4)	$1,643	$1,629	$14
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	200	181	19	595	493	102
Billed to REPs serving Oncor distribution customers, through TCRF	111	105	6	332	282	50
Total transmission base revenues	311	286	25	927	775	152
Other miscellaneous revenues	32	31	1	66	66	-
Total revenues contributing to earnings	972	950	22	2,636	2,470	166

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	245	245	-	723	759	(36)
EECRF	15	16	(1)	35	39	(4)
Total revenues collected for pass-through expenses	260	261	(1)	758	798	(40)

Total operating revenues	$1,232	$1,211	$21	$3,394	$3,268	$126

____________

(a)

SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.

Financial Results — Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total operating revenues increased $21 million, or 2%, to $1,232 million in 2020.  Revenue is billed under tariffs approved by the PUCT.  Our next general rate review is required to be filed with the PUCT on or before October 1, 2021.

Revenues contributing to earnings increased $22 million during the three months ended September 30, 2020.  The change reflected the following components:

•

A Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $4 million during the three months ended September 30, 2020.  Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate proceedings to recover distribution investments and certain other related costs on an interim basis.  The decrease in distribution base rate revenues primarily reflects:

o	$33 million decrease due to lower consumption attributable to weather, partially offset by
o	$12 million increase due to the effects of the DCRF rate increases,
o	$8 million increase due to growth in points of delivery,
o	$5 million due to NTU wholesale distribution substation service revenue (which was classified as miscellaneous revenues in 2019), and
o

$4 million net increase due to higher consumption attributable primarily to the COVID-19 pandemic, with revenue from residential usage increasing, partially offset by a revenue decline from modest decreases in commercial and industrial customer usage.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2020 and 2019.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
50734	April 2020	September 2020	$70
49427	April 2019	September 2019	$25
48231	April 2018	September 2018	$15

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $25 million during the three months ended September 30, 2020.  TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year.  The $25 million increase in TCOS revenues for the three months ended September 30, 2020 compared to the 2019 period is due to effects of TCOS updates.

See TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for 2020 and 2019.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
51115	July 2020	September 2020	$43	$28	$15
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12
49160	January 2019	April 2019	$19	$12	$7
48559	July 2018	October 2018	$21	$13	$8

•

An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $1 million primarily due to a $5 million higher energy efficiency program bonus and $1 million higher other service revenues, partially offset by $5 million lower NTU wholesale distribution substation service revenue (which was classified as distribution base revenues in 2020).

Revenues collected for pass-through expenses decreased $1 million during the three months ended September 30, 2020.  While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings.  The net change reflected the following components:

•

 No Change in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues were $245 million for both of the three-month periods ended September 30, 2020 and 2019.  TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense.  At September 30, 2020, $70 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended September 30, 2020 and 2019, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2020.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
50883	May 2020	September 2020 - February 2021	$81
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192
48930	November 2018	March 2019 - August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110

•

A Decrease in EECRF Revenues — EECRF revenues decreased by $1 million during the three months ended September 30, 2020.  The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.  The decrease is due to $1 million lower recognition of energy efficiency program costs.

See EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended September 30, 2020 and 2019, as well as filings that will impact revenues for the year ended December 31, 2020.

EECRF Filings Table

Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
50886	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-
47235	June 2017	March 2018	$50	$12	$(6)

Wholesale transmission service expense was $245 million for both periods and represents fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discuss above.

Operation and maintenance expense increased $10 million to $232 million in 2020. The increase includes $20 million in higher labor and contractor related costs, partially offset by a $4 million decrease in vegetation management costs and a $4 million decrease in materials and transportation costs.

Depreciation and amortization increased $14 million to $200 million in 2020.  The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $48 million (including a $3 million benefit related to nonoperating income) in 2020 compared to $50 million (including a $5 million benefit related to nonoperating income) in 2019.

The effective income tax rate was 15.7% and 16.0% for the 2020 and 2019 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $8 million and includes a $10 million increase in property taxes, partially offset by $2 million in lower local franchise fees.

Other deductions and (income) - net was $9 million favorable in 2020 compared to 2019.  The variance is primarily due to $7 million of allowance for funds used during construction (AFUDC) equity income in the current period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $5 million to $102 million in 2020.  The variance is primarily driven by a $7 million increase due to higher average borrowings, partially offset by a $1 million decrease due to lower average interest rates.

Net income was $5 million lower than the prior period, primarily due to increases in operation and maintenance expense, depreciation and amortization, property taxes and interest expense, partially offset by increases in revenues contributing to earnings and favorable changes in other income and deductions.

Financial Results — Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total operating revenues increased $126 million, or 4%, to $3,394 million in 2020.

Revenues contributing to earnings increased $166 million during the nine months ended September 30, 2020.  The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rate revenues increased $14 million during the nine months ended September 30, 2020.  The increase in distribution base rate revenues primarily reflects:

o	$23 million increase due to the effects of the DCRF rate increases,
o	$20 million increase due to growth in points of delivery,
o	$16 million increase due to NTU wholesale distribution substation service revenue (which was classified as miscellaneous revenues in 2019), partially offset by
o	$45 million decrease due to lower consumption attributable primarily to weather.

•

An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) increased $152 million during the nine months ended September 30, 2020.  The increase in TCOS revenues for the nine months ended September 30, 2020 compared to the 2019 period primarily reflects a:

o	$86 million increase due to the InfraREIT Acquisition, and
o	$66 million increase due to effects of TCOS updates.

•

Offsetting Changes in Other Miscellaneous Revenues — Offsetting changes in other miscellaneous revenues included a $5 million higher energy efficiency program bonus and $2 million higher other service revenues, offset by $7 million lower NTU wholesale distribution substation service revenue (which was classified as distribution base revenues in 2020).

Revenues collected for pass-through expenses decreased $40 million during the nine months ended September 30, 2020.  The net change reflected the following components:

•

A Decrease in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues decreased $36 million during the nine months ended September 30, 2020 due to reductions in third-party wholesale transmission service provider rates.

•	A Decrease in EECRF — EECRF revenues decreased by $4 million during the nine months ended September 30, 2020. The decrease is due to $4 million lower recognition of energy efficiency program costs.

Wholesale transmission service expense decreased $36 million to $723 million in 2020 due to lower fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $29 million to $676 million in 2020. The increase includes $35 million in higher labor and contractor related costs, partially offset by $4 million lower energy efficiency program costs.

Depreciation and amortization increased $53 million to $589 million in 2020.  The increase is attributable to ongoing investments in property, plant and equipment including the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $109 million (including a $9 million benefit related to nonoperating income) in 2020 compared to $99 million (including a $12 million benefit related to nonoperating income) in 2019.

The effective income tax rate was 16.2% and 16.0% for the 2020 and 2019 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $22 million primarily due to a $24 million increase in property taxes attributable to ongoing investments in property, plant and equipment including the InfraREIT Acquisition, partially offset by $3 million lower local franchise fees.

Other deduction and (income) - net was $28 million favorable in 2020 compared to 2019.  The variance is primarily due to $19 million of AFUDC equity income in the current period and $9 million of acquisition costs reflected in the prior period.  See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $29 million to $305 million in 2020.  The current period includes a $38 million increase due to higher average borrowings, partially offset by an $8 million decrease due to lower average interest rates.

Net income was $47 million higher than the prior period, driven by increases in revenues contributing to earnings primarily from increases in base transmission and distribution rates, customer growth, from NTU, which we acquired in the InfraREIT Acquisition, and favorable changes in other income and deductions, partially offset by increases in depreciation and amortization, operation and maintenance expense, property taxes and interest expense.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes.  The hedges were terminated in March 2020 upon the issuance of the 2030 Notes and 2050 Notes, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income.  We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at September 30, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months, including $2 million from the current year transactions.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Cash provided by operating activities totaled $1.073 billion and $774 million in 2020 and 2019, respectively. The $299 million net increase is primarily the result of a $256 million increase in transmission and distribution receipts, a $159 million decrease in network transmission service net payments, a $78 million decrease in storm costs and a $23 million decrease in interest payments related to short-term borrowings, partially offset by a $89 million increase in employee benefit plan funding, a $55 million increase in interest payments related to long-term debt, a $30 million increase in property tax payments, a net $25 million increase in federal income tax payments and  $24 million net payments related to the COVID-19 pandemic (related to our pandemic response plan and the COVID-19 ERP).

Cash provided by financing activities totaled $1.009 billion and $2.077 billion in 2020 and 2019, respectively.  The $1.068 billion net decrease is primarily due to debt refinancing activity in connection with the InfraREIT Acquisition in the prior period (see Note 11 to Financial Statements for more information), partially offset by debt management activities to support our capital expenditure program.  For more information, see Notes 4 and 5 to the Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $1.941 billion and $2.844 billion in 2020 and 2019, respectively.  The $903 million net decrease is primarily due to the InfraREIT Acquisition in the prior period (see Note 11 to Financial Statements for more information), partially offset by an increase in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending in the current period.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $60 million and $63 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2020 and 2019, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense.

Long-Term Debt Activity

 Debt Exchange — On September 23, 2020, we issued $300 million aggregate principal amount of 2052 Notes in exchange for a like aggregate principal amount of notes consisting of all of our outstanding 7.25% Senior Notes, Series B, due December 30, 2029 and 6.47% Senior Notes, Series A, due September 30, 2030, and certain of our outstanding 7.00% Senior Secured Notes due 2032, 7.25% Senior Secured Notes due 2033, and 5.30% Senior Secured Notes due 2042. We received no proceeds from the exchange. For more information on the exchange, see Note 5 to Financial Statements.

Senior Secured Notes Issuances — In September 2020, we issued $450 million aggregate principal amount of 2025 Notes. In March 2020, we issued $400 million aggregate principal amount of 2030 Notes and $400 million aggregate principal amount of 2050 Notes. For more information on the Notes issuances, see Note 5 to Financial Statements.

 Long-Term Unsecured Term Loan Agreements — In January 2020, we executed the January 2020 Term Loan Agreement, which is a $450 million term loan agreement that matures on June 1, 2021.  At September 30, 2020, we had borrowed the full $450 million available under the agreement, through borrowings of $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. Loans under the January 2020 Term Loan Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.50% until June 1, 2021, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo Mitsui Banking Corporation, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).

In March 2020, we executed the March 2020 Term Loan Agreement with a commitment equal to an aggregate principal amount of $350 million. We entered into an amendment to the March 2020 Term Loan Agreement in June 2020. As amended, the March 2020 Term Loan Agreement had a maturity date of June 30, 2021 and provided for loans to bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.95%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).We borrowed $15 million and $95 million under the agreement on June 30, 2020 and July 31, 2020, respectively. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. On September 28, 2020, we repaid the entire $110 principal amount borrowed under the March 2020 Term Loan Agreement and as a result of such repayment the March 2020 Term Loan Agreement is no longer in effect.

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

Long-Term Debt Repayments — Repayments of long-term debt during the nine months ended September 30, 2020 included repayment of $126 million aggregate principal amount of our 5.75% Senior Secured Notes due September 30, 2020, $110 million principal amount borrowed under the March 2020 Term Loan Agreement, $460 million principal amount borrowed under the 2019 Term Loan Agreement and $5 million principal amount of the quarterly amortizing debt for senior secured notes issued under one of our Note Purchase Agreements.

See Note 5 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Short-Term Debt Activity

CP Program — As discussed in Note 4 to Financial Statements, in March 2018 we established the CP Program, under which we may issue CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations.  At September 30, 2020, we had no CP Notes outstanding.

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

Credit Facility — At September 30, 2020, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and general corporate purposes, issuances of letters of credit and support for our CP Program.  In November 2020, we entered into an amendment to the Credit Facility that extended its maturity date for one year to November 2023.  We also have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings under the Credit Facility are classified as short term on the balance sheet.  At September 30, 2020, we had no outstanding borrowings under the Credit Facility and $9 million of letters of credit outstanding.

Because the CP Program is supported by the Credit Facility, any CP Notes outstanding reduces the available borrowing capacity.  Considering the letters of credit and the CP Notes outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.991 billion and $1.944 billion at September 30, 2020 and December 31, 2019, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At September 30, 2020, we were in compliance with this covenant and all other covenants in the Credit Facility. See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Regulatory Capital Structure — We have committed to the PUCT to maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently 57.5% debt to 42.5% equity.  Our actual regulatory capitalization ratio was 55.9% debt to 44.1% equity at September 30, 2020. See Note 7 to Financial Statements for discussion of the regulatory capitalization ratio.  Our ability to incur additional long-term debt is limited by our regulatory capital structure, as we are able to issue future long-term debt only to the extent that we are in compliance therewith.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures —  Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $2.5 billion in 2020 and $2.4 billion in 2021. Management currently expects to recommend to our board of directors capital expenditures of $2.4 billion to $2.5 billion in each of the years 2022 through 2025, for a total of $12.2 billion for the years 2021 through 2025, based on the long-term plan presented to our board of directors.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, commercial paper outstanding is a reduction to the available borrowing capacity. Cash and cash equivalents totaled $145 million and $4 million at September 30, 2020 and December 31, 2019, respectively. Considering cash and available borrowing capacity under the Credit Facility, available liquidity totaled $2.136 billion at September 30, 2020, reflecting an increase of $188 million from December 31, 2019.

We expect cash flows from operations, as well as availability under our Credit Facility and CP Program, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need to access the credit and capital markets, seek member capital contributions or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider additional new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets (including any uncertainty due to the COVID-19 pandemic), could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

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

Various federal and state actions implemented in connection with the COVID-19 pandemic have and could continue to impact our liquidity. For example, see Note 2 to Financial Statements for information on the COVID-19 ERP and its funding. In addition, we elected to utilize certain provisions under the CARES Act to adjust our pension plan funding contributions, resulting in a decrease of $26 million to our expected pension funding obligations for the five-year period from 2020 to 2024. For more information on pension funding obligations, see Note 8 to Financial Statements. We have also elected to take advantage of payroll tax and income tax deferrals available under the CARES Act.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members on February 18, 2020, April 27, 2020 and July 28, 2020 each in the amount of $87 million. We also received cash capital contribution from our members on October 27, 2020 in the amount of $77 million.

Distributions  — The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to be out of compliance with the PUCT’s approved debt-to-equity ratio, which is currently 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At September 30, 2020, we had $492 million available to distribute to our members as our regulatory capitalization ratio was 55.9% debt to 44.1% equity.

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

On October 28, 2020, our board of directors declared a cash distribution of $82 million, which was paid to our members on October 29, 2020. In the nine months ended September 30, 2020, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 19, 2020	February 20, 2020	$91
April 29, 2020	April 30, 2020	91
July 29, 2020	July 30, 2020	92
		274

Pension and OPEB Plan Funding

 Our funding for pension plans and Oncor OPEB Plans is expected to total approximately $560 million and $176 million, respectively, in the five-year period from 2020 to 2024 based on the latest actuarial projections after taking into account certain pension funding adjustments we made as permitted by the CARES Act. Our funding for the pension plans and Oncor OPEB Plans is expected to total $141 million and $35 million, respectively, in the calendar year 2020. In the nine months ended September 30, 2020, we made cash contributions of $115 million to the pension plans and $26 million to the Oncor OPEB Plans.

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

Presented below are the credit ratings assigned for our debt securities at November 5, 2020.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  In November 2020, we entered into an amendment to the Credit Facility. As amended, borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 1.125% to 1.750% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the greater of the federal funds effective rate or the overnight banking rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.125% to 0.750% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Our borrowings are generally LIBOR-based, and based on the ratings assigned to our senior secured debt securities at November 5, 2020, will bear interest at LIBOR plus 1.250%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealer of any notice of intended or potential downgrade of our credit ratings.

Material Financial Covenants — Our Credit Facility, the Note Purchase Agreements, and January 2020 Term Loan Agreement contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization for our Credit Facility and term loan agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreements is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreements is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business.  At September 30, 2020, we were in compliance with this covenant and all other covenants under the Credit Facility, term loan agreement and Note Purchase Agreements.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, our term loan agreement and the Note Purchase Agreements, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreements, would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations at September 30, 2020.  See Notes 5 and 6 to Financial Statements for additional disclosures regarding long-term debt and operating lease obligations, respectively.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt – principal	$463	$882	$500	$7,945	$9,790
Long-term debt – interest	392	801	710	5,143	7,046
Operating leases	8	59	35	41	143
Obligations under outsourcing agreements	48	32	27	19	126
Total contractual cash obligations	$911	$1,774	$1,272	$13,148	$17,105

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•

estimated funding of the pension and Oncor OPEB Plans totaling $176 million in 2020 and $736 million in the five-year period from 2020 to 2024 as discussed above under “Pension and OPEB Plans Funding”; and

•	capital expenditure commitments made as part of the Sempra Acquisition (see Note 8 to Financial Statements in our 2019 Form 10-K).

Guarantees

At September 30, 2020, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2020, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

DCRF (PUCT Docket No. 50734) — PUCT rules provide that DCRF applications may only be filed from April 1 to April 8 of each year. Accordingly, on April 3, 2020, we filed with the PUCT, as well as with cities with original jurisdiction over our rates, an application for approval of an updated DCRF.  The DCRF allows us to recover, primarily through our tariff for retail delivery service, certain costs related to our distribution investments.  In our DCRF application, we requested a $76 million increase in annual distribution revenues primarily related to 2019 distribution investments. On June 24, 2020, we filed an unopposed stipulation and settlement agreement that included a $70 million increase in annual distribution revenues and on July 31, 2020, the PUCT issued a final order implementing the settlement agreement. The approved rates began  on September 1, 2020.

See Note 2 to Financial Statements for a discussion of other significant PUCT matters for the nine months ended September 30, 2020.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt.  All of our long-term debt at September 30, 2020 (except for the January 2020 Term Loan Agreement) and at December 31, 2019 (except for the 2019 Term Loan Agreement) carried fixed interest rates. The January 2020 Term Loan Agreement contains, and while they were in effect the 2019 Term Loan Agreement and March 2020 Term Loan Agreement each contained, terms pursuant to which the interest rate charged could vary, at our option, depending on the selected interest period.

The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  Borrowings under the CP Program may bear interest on a fixed rate or floating rate basis and will vary based on market conditions at the time of borrowings. For information on our interest rates charged under the CP Program and Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources - Credit Rating Provisions, Covenants and Cross Default Provisions - Material Credit Rating Covenants,” Note 4 to Financial Statements and Note 6 to Financial Statements in our 2019 Form 10-K.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties.  Our customers consist primarily of REPs.  As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT.  Meeting these standards does not guarantee that a REP will be able to perform its obligations.  REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules.  Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT.  We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. In addition, we believe the COVID-19 ERP significantly reduced risk related to REP non-payment to us for electricity delivery charges billed between March 26, 2020 and September 30, 2020, as a result of residential customers’  inability to pay REPs due to the impacts of the COVID-19 pandemic.

Our exposure to credit risk associated with trade accounts receivable totaled $795 million at September 30, 2020.  The receivable balance is before the allowance for uncollectible accounts, which totaled $6 million at September 30, 2020.  The exposure includes trade accounts receivable from REPs totaling $566 million, which are almost entirely noninvestment grade and from transmission customers totaling $58 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk.  At September 30, 2020, REP subsidiaries of our two largest customers represented 17% and 13% of the trade receivable balance, respectively.  No other parties represented 10% or more of the total trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both September 30, 2020 and December 31, 2019.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed September 28, 2020)	4.1		Officer’s Certificate, dated as of September 28, 2020, establishing the terms of Oncor’s 0.55% Senior Secured Notes due 2025.

4(b)	333-100240 Form 8-K (filed September 28, 2020)	4.2		Registration Rights Agreement, dated as of September 28, 2020, among Oncor and the representatives of the initial purchasers of Oncor’s 0.55% Senior Secured Notes due 2025.

4(c)	333-100240 Form 8-K (filed September 28, 2020)	4.3		Officer’s Certificate, dated as of September 23, 2020, establishing the terms of Oncor’s 5.35% Senior Secured Notes due 2052.

4(d)	333-100240 Form 8-K (filed September 28, 2020)	4.4		Registration Rights Agreement, dated September 23, 2020, among Oncor and the dealer-managers of Oncor’s September 2020 exchange offer.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  November 5, 2020