Form 10-K
period 2020-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2021-02-25
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ___ No   √

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    √     No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer ___   Non-Accelerated filer     √

Smaller reporting company ___   Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes   √    No

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  √

Aggregate market value of Oncor Electric Delivery Company LLC common limited liability company membership interests held by non-affiliates: N/A

As of February 25, 2021, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC.  None of the membership interests are publicly traded.

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

AMS	Advanced metering system
ASU	Accounting Standards Update
CARES Act	Federal “Coronavirus Aid, Relief, and Economic Security” Act, enacted on March 27, 2020, as amended
Code	The Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019
CP Notes	Unsecured commercial paper notes issued under our CP Program
CP Program	Commercial paper program
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
Investment LLC

Refers to Oncor Management Investment LLC, a limited liability company and former minority membership interest owner (approximately 0.22%) of Oncor until March 9, 2018, whose managing member was Oncor and whose Class B equity interests were owned by certain current or former members of the management team and independent directors of Oncor

IRS	U.S. Internal Revenue Service
kV	Kilovolts
kWh	Kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
LP&L	Lubbock Power & Light
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
MWh	Megawatt-hours
NERC	North American Electric Reliability Corporation
Note Purchase Agreement	Refers to the Note Purchase Agreement, dated May 6, 2019, pursuant to which Oncor issued its 3.86% Senior Notes, Series A, due December 3, 2025 and 3.86% Senior Notes, Series B, due January 14, 2026
NTU	Oncor Electric Delivery Company NTU LLC (formerly SDTS until the closing of the InfraREIT Acquisition), a wholly owned, indirect subsidiary of Oncor acquired as part of the InfraREIT Acquisition
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
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

Sempra-Sharyland Transaction	Refers to Sempra’s May 16, 2019 acquisition of an indirect 50% ownership interest in Sharyland Holdings, L.P.
Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C. (formerly SU), a subsidiary of Sharyland Holdings, L.P.
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

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is an entity indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited

U.S.	United States of America
Vistra	Refers to Vistra Energy Corp., and/or its subsidiaries, depending on context, formerly a subsidiary of EFH Corp. until October 2016
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra

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

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.7 million homes and businesses and operating more than 139,000 miles of transmission and distribution lines.  We provide:

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

Our transmission and distribution assets are located principally in the north-central, eastern, western and panhandle regions of Texas, in over 120 counties and more than 400 incorporated municipalities.  We deliver electricity across a distribution service territory that has a population in excess of 10 million, including Dallas/Fort Worth and the surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others.

Our website address is www.oncor.com. The information on our website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this Form 10-K.

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

In addition, the Sempra Order provides that Oncor’s board of directors cannot be overruled by the board of directors of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Order also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order and our Limited Liability Company Agreement to ring-fence Oncor from its owners include, among others:

•

A majority of the Disinterested Directors of Oncor and the directors designated by Texas Transmission that are present and voting (of which at least one must be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or operating and maintenance expenditures in such budget is more than a 10% increase or decrease from the corresponding amounts of such expenditures in the budget for the preceding fiscal year or multi-year period, as applicable;

•

Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its Disinterested Directors or either of the two directors appointed by Texas Transmission determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements;

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

•

Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the membership interests of Oncor, and there will be no debt at STH or STIH at any time following the closing of the Sempra Acquisition;
•

Neither Oncor nor Oncor Holdings will lend money to, borrow money from or share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings;

•

There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or membership interests for any entity other than Oncor; and

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

We operate within the ERCOT market.  This market represents approximately 90% of the electricity consumption in Texas.  ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator (ISO) of the interconnected transmission grid for those systems. ERCOT is subject to oversight by the PUCT and the Texas Legislature. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region.  ERCOT’s membership consists of corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers, distribution services providers, independent REPs and consumers.

In 2020, ERCOT’s hourly demand peaked at 73,821 MW as compared to the peak hourly demand of 74,820 MW in 2019.  The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 1.5% of peak demand).  In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Oncor’s Strategies

We focus on delivering electricity in a safe and reliable manner, minimizing service interruptions, and investing in our transmission and distribution infrastructure to maintain our system, serve our growing customer base with a modernized grid, and support energy production.

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

2019 InfraREIT Acquisition; Lubbock Joint Project with LP&L

In May 2019, we completed the InfraREIT Acquisition, which involved our acquisition of InfraREIT and InfraREIT Partners pursuant to the InfraREIT Merger Agreement and the exchange of assets between SU and SDTS pursuant to the SDTS-SU Asset Exchange. As a result of the acquisition, we acquired our wholly-owned subsidiary NTU (formerly SDTS, a subsidiary of InfraREIT), a regulated utility that provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas.

The total purchase price (including cash consideration and transaction costs incurred by InfraREIT and paid by Oncor) paid by us in connection with the acquisition totaled approximately $1.324 billion (including approximately $1.275 billion representing the cash consideration, a $40 million management termination fee InfraREIT agreed to pay Hunt Consolidated, Inc. at closing and certain other transaction costs incurred by InfraREIT and its subsidiaries and paid by us on their behalf). We funded the purchase price and certain of our transaction expenses with an aggregate principal amount of $1.330 billion in capital contributions received from Sempra and certain indirect equity holders of Texas Transmission as well as proceeds received through the issuance of CP Notes. In connection with the InfraREIT Acquisition, we also extinguished all of InfraREIT’s outstanding debt (which was owed by certain of InfraREIT’s subsidiaries) totaling an aggregate principal amount of approximately $953 million. We repaid $602 million principal amount of InfraREIT’s outstanding debt using proceeds from borrowings under a short-term unsecured term loan credit agreement that we entered into in May 2019, which was subsequently repaid, and the issuance of CP Notes. We also exchanged $351 million of InfraREIT’s outstanding debt for senior secured notes issued by us.

The SDTS-SU Asset Exchange occurred immediately prior to our acquisition of InfraREIT and InfraREIT Partners. As a result of the SDTS-SU Asset Exchange, (i) SDTS assumed certain real property and other assets owned by SU in the central, north and west and panhandle regions of Texas, and (ii) SU assumed certain real property and other assets owned by SDTS in the vicinity of the Texas-Mexico border.

The InfraREIT Acquisition expanded Oncor’s existing footprint in Texas by adding various electricity transmission and distribution assets and projects in the north, central, west and panhandle regions of Texas.  Among those projects is an  approximately $400 million joint project with LP&L, with costs to ultimately be split by Oncor and LP&L, that involves the build out of transmission lines and associated station work to join the City of Lubbock to the ERCOT market. Oncor is completing the construction, with LP&L reimbursing Oncor for its portion of the construction costs. Once construction is complete, the resulting transmission assets will be split between LP&L and Oncor. For more information on the joint project with LP&L, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events – Lubbock Joint Project with LP&L” and Note 3 to Financial Statements.

In addition, in connection with the InfraREIT Acquisition and as a condition to closing of the SDTS-SU Asset Exchange, Sempra acquired an indirect 50% ownership interest in Sharyland Holdings, L.P. the parent of Sharyland.

EFH Bankruptcy Proceedings and 2018 Sempra Acquisition

In April 2014, EFH Corp. (at the time the indirect owner of 80.03% of Oncor’s outstanding equity) and the substantial majority of its direct and indirect subsidiaries at the time commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Oncor Ring-Fenced Entities were not parties to the EFH Bankruptcy Proceedings.  In March 2018, pursuant to the Sempra Acquisition, EFH Corp. merged with an indirect subsidiary of Sempra, with EFH Corp. (renamed STH) continuing as the surviving company and an indirect, wholly owned subsidiary of Sempra.  Sempra paid cash consideration of approximately $9.45 billion to acquire the indirect 80.03% outstanding membership interest in Oncor held by Oncor Holdings and other EFH Corp. assets and liabilities unrelated to Oncor.  In addition, in a separate transaction, Oncor Holdings acquired 0.22% of the outstanding membership interests in Oncor for $26 million in cash, or $18.60 per membership interest, from Investment LLC. As a result, after the Sempra Acquisition, Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests.

The Sempra Acquisition was consummated after obtaining the approval of the bankruptcy court in the EFH Bankruptcy Proceedings, the Federal Communications Commission, and the PUCT. The Sempra Order issued by the PUCT and our Limited Liability Company Agreement outline certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor. For more information on the ring-fencing measures applicable after the Sempra Acquisition, see “Ring-Fencing Measures” above.

The Sempra Order also contains certain operational and financial commitments, including that Oncor will make minimum capital expenditures equal to at least $7.5 billion over the period from January 1, 2018 until December 31, 2022 (subject to certain adjustments).  Our capital expenditures from January 1, 2018 to December 31, 2020 totaled $6.4 billion and we project spending $2.4 billion for 2021 and at least $2.4 billion for 2022. For a discussion of our projected capital expenditures for the five year period 2021 through 2025, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Available Liquidity and Liquidity Needs, Including Capital Expenditures.”

Oncor’s Operations

Performance Indicators —  We achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2020.  These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2020, we invested approximately $2.5 billion in our network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure, including investment to support system expansion, system maintenance, technology and innovation.

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

At December 31, 2020, our transmission system included:

•	18,127 miles of transmission lines:
o	7,441 circuit miles of 345kV transmission lines, and
o	10,686 circuit miles of 138kV and 69kV transmission lines,
•	service to 115 generation facilities totaling 41,986 MW directly connected to our transmission system; and
•	service to 336 transmission stations and 806 distribution substations from our transmission system.

At December 31, 2020, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	9	122	30
Rayburn Country Electric Cooperative, Inc.	1	48	5
Lower Colorado River Authority	9	29	2
Texas New Mexico Power	4	20	14
Tex-La Electric Cooperative of Texas, Inc.	1	13	1
American Electric Power Company, Inc. (a)	4	8	13
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	12	-	-
CenterPoint Energy Inc.	6	-	-
Other small systems operating wholly within Texas	15	15	5

_______________

(a)	One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability.  These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area.  Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,660 distribution feeders.

At December 31, 2020, our distribution system included:

•	121,129 miles of distribution lines:
o	89,953 miles of overhead lines, and
o	31,176 miles of underground lines,
•	3.762 million points of delivery,
•	77,000 approximate number of points of delivery added in 2020, and
•	2.22% average growth per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

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

Properties —  Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.  In addition to power lines and related assets in our transmission and distribution system, we also own or lease land, offices, facilities, equipment, and vehicles to operate our business. Certain of our transmission and distribution assets are subject to a first priority lien pursuant to our Deed of Trust. See Note 6 to Financial Statements for more information on our Deed of Trust.

Customers — Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  Our distribution customers consist of approximately 95 REPs and certain electric cooperatives in our certificated service area.  Revenues from REP subsidiaries of our two largest customers collectively represented 25% and 18% of our total operating revenues for the year ended at December 31, 2020.  No other customer represented more than 10% of our total operating revenues.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

Competition — Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is single certificated, with Oncor as the only certificated transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain utilities and rural electric cooperatives for the right to serve end-use customers.

Seasonality —  Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with distribution revenues being highest in the summer.

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

The PUCT has original jurisdiction over wholesale transmission rates and services and retail rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the retail rate and service orders and ordinances of municipalities.  Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).

At the state level, PURA requires utility owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system.  The PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT’s jurisdiction over transmission services, including us.

As a regulated utility, our business is subject to extensive governmental regulations and compliance obligations, which could greatly impact our business. See “Item 1A. Risk Factors – Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and/or results of operations” and  “–  We are subject to mandatory service quality and reliability standards.  Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business.” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 2 and 7 to Financial Statements for a discussion of certain regulatory matters and commitments and the material effects of compliance with regulations on our business.

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

Our capital expenditures for environmental matters totaled $35 million in 2020 and are expected to total approximately $45 million in 2021.

Human Capital Management -  At December 31, 2020, we had 4,396 employees, including 767 employees covered under a collective bargaining agreement that expires in October 2022. Over 99% of our employees are employed on a full-time basis. In addition, at December 31, 2020, we had 53 interns serving in full-time and part-time internships.

We strive to create a workplace culture that emphasizes the following key areas:

•

Safety — Safety is a key priority of the company and our human capital management strategy. Employees are regularly educated and trained on safety issues and receive regular safety communications, particularly in field locations. We regularly track our safety performance and benchmark it against industry peers, and achievement of significant safety milestones are recognized and celebrated. In addition, a safety performance metric is included in our annual and long-term incentive programs.

•

Diversity, Equity, and Inclusion  — We are committed to creating and maintaining a culture of diversity, equity, and inclusion and have instituted various initiatives to promote this effort. For example, our diversity, equity and inclusion initiative, “Together We Deliver”, works to continue to support and implement innovative programs across the company that demonstrate the importance of diversity, equity, inclusivity and togetherness. Our Together We Deliver council chapters are based out of offices and service centers across our service territory and help empower all employees to work together to achieve sustainable growth and longevity. In 2020, we also established an officer level steering committee for diversity, equity, and inclusion and hired a Vice President of Diversity, Equity & Inclusion to further our diversity, equity and inclusion efforts.

•	Collaboration — Our company-wide “One Oncor” initiative emphasizes cross functional collaboration and a team mentality.
•

Ethical Conduct  — Ethical conduct is a core value of the company, and every employee is required to complete an annual code of conduct training. We also maintain an ethics and compliance hotline monitored by an independent, third party service, where employees may anonymously report any suspected unethical behavior or policy violations.

•

Innovation  — We have instituted a continuous improvement framework that enables and encourages employees to identify and execute improvement opportunities to our services, business processes and systems. All employees are also required to complete continuous improvement training.

•

Healthy Lifestyles and Community Involvement — We have established various health and wellness initiatives to encourage employees to adopt healthy living habits. In addition, the company promotes various community initiatives and non-profit partnerships and also encourages employee volunteerism and participation in community events.

Attracting, retaining, and developing high quality talent is key to our human capital management strategy. We employ a multi-faceted recruiting strategy to recruit a diverse, high quality talent pool, including leveraging several higher education and high school partnerships established across our service territory and helping higher education and technical institutions develop linemen schools and courses. We also believe market-competitive compensation and benefits packages are necessary to attract and retain talent and strive to provide competitive packages that include performance-based compensation that rewards both organizational achievement as well as individual efforts. We also maintain leadership and workforce training and development programs to ensure employees’ continued professional growth. We also offer a tuition reimbursement to reimburse certain amounts related to eligible higher education degrees or certification programs.

In addition, our board of directors annually reviews our talent management strategy, including talent development plans and our talent pipeline. Our executive officers also conduct regular ongoing succession planning with respect to other members of management.

Item 1A.   RISK FACTORS

Risks Related to Regulatory and Legislative Matters

Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and/or results of operations.

Our business is subject to changes in state and federal laws applicable to us (including PURA, certain provisions of the Federal Power Act, the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 2005, and executive orders issued by the President of the United States and the Governor of Texas), changing governmental policy, and regulatory actions by the PUCT and other governmental authorities (including the NERC, the Texas RE, the TCEQ, the

FERC and the EPA), and the rules, guidelines, directives, and protocols of ERCOT with respect to various matters including, but not limited to, market structure and design, construction and operation of transmission and distribution facilities (including actions relating to ERCOT grid integrity and reliability), the acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters.  We must continually adapt to any new laws, policies, regulations and regulatory actions and any changes in, revisions to, or reinterpretations of existing laws, policies and regulations and other regulatory actions, any of which could have a material and adverse effect on our business, cash flows, liquidity, financial condition and/or results of operations. We could also be exposed to increased costs to comply with any more stringent requirements or new interpretations of existing requirements and to potential liability for customer refunds, penalties or other amounts, which could have an adverse effect on our business, cash flows, liquidity, financial condition and/or results of operations.

In addition, if it is determined that we did not comply with applicable statutes, regulations, rules, tariffs or orders and we are ordered to pay a material amount in penalties, customer refunds, or other amounts, our financial condition, results of operations, cash flows and our reputation could be materially adversely affected. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated PURA or any PUCT rule or order adopted under PURA.  The PUCT has the authority to impose penalties of up to $25,000 per day per violation.

The Texas Legislature meets every two years and did not meet in 2020.  The Texas Legislature convened its regular session in January 2021, which is scheduled to conclude on May 31, 2021. However, at any time, the governor may convene a special session of the Texas Legislature.  During any regular or special session, the Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. For example, reform of ERCOT is an item in the current legislative session. From February 15 through February 17, 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages over that period, including over one million homes and businesses in our service territory, some for extended periods of time. On February 16, 2021, the Governor of Texas declared reform of ERCOT as an emergency item for the Texas legislative session, and hearings have been scheduled in both chambers of the Texas Legislature. Various other governmental and regulatory entities have indicated an intent to investigate matters related to the operations of the ERCOT grid during the February 2021 extreme winter weather event as well. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates – February 2021 Winter Weather Legislative, Regulatory and Legal Matters” for additional discussion of these governmental and regulatory matters, including actions taken by the PUCT in Project No. 51812, Issues Related to the State of Disaster for the February 2021 Winter Weather Event.  We cannot predict whether, or to what extent, any legislation, regulation, or legal action resulting from these proceedings, or any other legislative, legal or regulatory proceedings that may arise in the future related to the winter weather events, will impact our business.

Our business is subject to rate regulation, and the regulatory review process could limit our ability to fully recover costs, reduce the rate we earn on invested capital, or negatively impact the timing and amount of assets we can recover in rates, any of which could adversely impact our financial condition, cash flows, and results of operations.

The rates we charge are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels.  Our rates are based on an analysis of our costs and capital structure in a designated test year, as reviewed and approved in a regulatory proceeding.  Our next base rate review is required to be filed on or before October 1, 2021. Interim rate updates allow us to recover the cost of investments before the investments are deemed prudent. Under PUCT rules, we can file a DCRF application once per year under certain circumstances to recover distribution-related investments on an interim basis,  and we can file up to two interim TCOS rate adjustments in a calendar year to reflect changes in our invested transmission capital.

While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of our costs to have been prudently incurred, including costs included in a regulatory asset reported on the balance sheet, or that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon.  There is also no assurance that the historical test year regulatory process in which rates are determined will always result in rates that will produce full recovery of our actual costs and the return on invested capital allowed by the PUCT.

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

Risks Related to Our Business and Operations

Cyber or physical attacks on our infrastructure or other events that disrupt operations or initiate the loss of confidential data, as well as attacks on our third-party vendors, could have an adverse impact on our reputation, disrupt business operations and expose us to significant liabilities including penalties for failure to comply with federal, state or local statutes and regulations, which could have a material effect on our results of operations, liquidity and financial condition.

We are subject to cyber and physical security risks related to adversaries attacking our technology infrastructure and platforms, and transmission and distribution assets used to conduct our business.

We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, and phishing attacks. A breach of cyber/data security measures that impairs our ability to operate our technology infrastructure or platforms could disrupt normal business operations and affect our ability to monitor and control our transmission and distribution assets, process customer information, and comply with regulatory and disclosure obligations, as well as limit communications, including communications within our technology platforms and between our technology platforms and systems operated by third-parties.  In the ordinary course of business, we also collect and retain sensitive information, including customer information and personal information about employees, and a cyber breach could result in the release of such confidential information. While we have controls in place designed to protect our technology infrastructure and are not aware of any material breaches to date, any loss of confidential or proprietary data through a breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, impair our ability to execute on business strategies and/or materially affect our results of operations, financial condition, liquidity and/or cash flows.

As domestic and global cyber threats are on-going and increasing in sophistication, magnitude and frequency, our transmission and distribution infrastructure may be targets of state-sponsored attacks, terrorist activities, or other threats, including attacks designed to inflict large-scale harm on us or the service territory in which we operate. Any breach as a result of such cyber attacks could materially adversely affect the integrity of our transmission and distribution system, which could impact the stability of the ERCOT power grid. In addition, a breach as a result of such a cyber attacks could cause widespread disruptions to our systems, including the loss of access to, or destruction of critical information that could materially adversely affect our business operations. The impacts of a breach as a result of any such cyber attacks could negatively affect the general perception of our business by the public and in financial markets as well as result in significant costs to repair damaged facilities, restore service, address legal and regulatory claims and penalties, and implement increased technology protection measures, any of which could have a material adverse effect on our reputation, results of operations, financial condition, liquidity and/or cash flows.

While we maintain cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover any or all of the costs associated with the consequences of any cyber breach, and there is no guarantee that the insurance that we currently maintain will continue to be available at rates that we believe are commercially reasonable.

A physical attack on our transmission, distribution and technology infrastructure could also interfere with normal business operations and affect our ability to control our transmission and distribution assets. Certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a breach in any one key physical asset could potentially impact other areas of our system. While we have security measures in place designed to protect our transmission and distribution system and have not had any significant security breaches, a physical security breach could adversely affect our reputation, expose us to material regulatory penalties and/or materially affect our results of operations, liquidity and financial condition.

We also rely on third parties for various services. If these third parties are impacted by cyber attacks or are otherwise unable to perform the services they provide us, our ability to perform our obligations to others could be impacted, which could negatively affect our financial condition and reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect our results of operations and financial condition.

The operation and maintenance of delivery facilities involves many risks, including equipment breakdown or failure of facilities, lack of sufficient capital and unexpected costs to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, and interrupted or degraded service on key technology platforms, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates.  A significant number of our facilities were constructed many years ago.  In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to keep operating at peak efficiency or reliability.  A risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts, cyber attacks, and other catastrophic events.  Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, we could be subject to additional costs that may not be recoverable through rates and/or the write-off of our investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above.  Likewise, our ability to obtain insurance at rates we believe are commercially reasonable, and the cost of and coverage provided by such insurance, could be affected by events outside our control.

Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic.

We face risks related to health epidemics and pandemics, including the COVID-19 pandemic, which could lead to the disruption of our business operations by impacting the global economy and our employees, REPs, end-users, wholesale customers, network transmission customers, service providers, vendors and suppliers.  These effects could also have a variety of adverse impacts on us, including reduced demand for electricity, delayed or delinquent customer payments to us (including as a result of end use customer failures to pay REPs and/or any state or national moratoriums on customer disconnections), slowed growth in our service territory, reduced availability or productivity of our workforce, constraints on our supply chain, impairment of goodwill or long-lived assets, increased pension funding requirements due to a decline in pension asset values, impairment of our ability to develop, construct and/or operate electricity delivery facilities, and impairment of our ability to access funds from financial institutions and capital markets.  COVID-19 has been declared a pandemic by the World Health Organization and has spread globally, including throughout the United States and Texas. The COVID-19 pandemic has impacted the global economy and communities and supply chains around the world. COVID-19 has also adversely affected conditions in the capital and credit markets and may adversely affect our cost of and access to debt financing. To date, COVID-19 has not had a material adverse impact on our business, supply chain, cash flows, liquidity, financial condition and/or results of operations. We have taken several precautionary and preemptive actions in response to COVID-19 to protect our workforce and critical operations pursuant to our pandemic response plan, including requiring employees to work remotely when possible and restricting non-essential employee travel. We are also actively managing our supply chain and communicating regularly with key vendors and suppliers.

We will continue to monitor the COVID-19 pandemic and its impacts and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and suppliers.  The extent to which COVID-19 does impact our results will ultimately depend on future developments, which are highly uncertain, and will include emerging information concerning the severity of COVID-19, the duration of the pandemic, and the actions taken by governments and private businesses to attempt to contain COVID-19.  Therefore, we cannot predict whether, or to what extent, the COVID-19 pandemic will have a material adverse impact on our business, supply chain, cash flows, liquidity, financial condition and/or results of operations.

Our results of operations and financial condition could be negatively impacted by any development or event beyond our control that causes economic weakness in the ERCOT market, including the current COVID-19 pandemic.

We derive substantially all of our revenues from operations in the ERCOT market, which represents approximately 90% of the electricity consumption in the State of Texas.  As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market (including due to the ongoing COVID-19 pandemic or significant declines in oil and gas production) could lead to reduced demand for electricity in the ERCOT market.  Such a reduction could lead to slowing growth in our service territory and have a material adverse impact on our results of operations and financial condition. In addition, reduced demand for electricity in high growth areas of our service territory, such as west Texas, could lead to a material decrease in our construction projects and five-year capital expenditure projections.

We operate within the ERCOT market, and significant changes within ERCOT or to the ERCOT market structure, including as a result of the February 2021 winter weather events, could adversely impact our business.

Our business is built around the ERCOT market, and as a result significant changes within ERCOT or to the ERCOT market structure that impact transmission and distribution utilities, including additional regulatory requirements or oversight, could materially and adversely impact our business, operations, financial condition, or results of operations.

ERCOT is subject to oversight by the PUCT and the Texas Legislature. On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather.  From February 15 through February 17, 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by the extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages over that period, including over one million homes and businesses in our service territory, some for extended periods of time. On February 16, 2021, the Governor of Texas declared reform of ERCOT as an emergency item for the Texas legislative session, and hearings have been scheduled in both chambers of the Texas Legislature. In addition, on February 16, 2021 FERC and NERC announced that they would open a joint inquiry into the February 2021 operations of the bulk power system relating to the extreme winter weather experienced by various states, including Texas. On February 18, 2021 the U.S. Speaker of the House indicated that the House of Representatives Energy and Commerce Committee would also conduct an inquiry regarding the Texas extreme winter weather and related power outages. On February 19, 2021, the Texas Attorney General indicated its intent to conduct an investigation into the winter weather events and issued civil investigative demands to us and other ERCOT market participants. Texas RE has also indicated its intent to investigate events related to the extreme winter weather. We cannot predict whether, or to what extent, any legislation, regulation, or other legal actions resulting from these proceedings, or any other legal or regulatory proceedings that may arise in the future related to the winter weather events, including any lawsuits, will impact our business.

In addition, the PUCT established PUCT Project No. 51812 Issues Related to the State of Disaster for the February 2021 Winter Weather Event to address matters related to the winter weather event. The electricity generation shortage during the extreme winter weather also resulted in wholesale electricity prices increasing to their maximum allowed limit, and this has created various financial challenges among ERCOT market participants. The PUCT has taken, and could take additional, measures to address financial challenges experienced by ERCOT market participants resulting from the winter weather event, including its issuance on February 21, 2021 of a moratorium on customer disconnections. Any such regulatory actions or any other financial challenges experienced by ERCOT market participants that significantly impacts our receipt of electricity delivery charges owed to us could materially adversely impact our cash flows, results of operations, and financial condition. While the PUCT has indicated that it expects the moratorium on disconnections to be temporary, the extent to which the moratorium and other regulatory actions related to the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including the duration of the moratorium and any other regulatory, legislative, or legal actions taken to address impacts of the winter weather event.

The litigation environment in which we operate poses a significant risk to our business.

We are involved in the ordinary course of business in a number of lawsuits involving employment, commercial and environmental issues and other claims for injuries and damages, including as a result of power outages, among other matters. Lawsuits have been filed against various market participants relating to the power outages resulting from the February 2021 winter weather events, including us, and as a transmission and distribution utility operating during the winter weather event there is a risk we could be named in future lawsuits. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases.  We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in the State of Texas poses a business risk.

Our revenues are concentrated in a small number of customers and a significant delay or default in payment could adversely affect our cash flows, liquidity, financial condition and/or results of operations.

Our revenues from the distribution of electricity are collected from approximately 95 REPs and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers. REPs are generally noninvestment grade. REP subsidiaries of our two largest customers represented 25% and 18% of our total operating revenues for the year ended December 31, 2020, and 23% and 18% for the year ended December 31, 2019.  In addition, we collect network transmission revenues from distribution companies and cooperatives and municipalities.  Currently, the majority of this network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more customers could adversely impact the credit rating of our customers, impair the ability of these customers to pay for our services or could cause them to delay such payments.  We depend on these customers to timely remit these revenues to us.  Delays or defaults in payment from customers could materially and adversely affect our cash flows, liquidity, financial condition and/or results of operations, particularly in the event of any moratoriums on the ability of REPs to disconnect customers for nonpayment or other regulatory actions that impact our receipt of electricity delivery charges owed to us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates – February 2021 Winter Weather Legislative, Regulatory and Legal Matters” for a discussion of the February 2021 winter weather event and potential impacts on customer payments to us.

We are dependent upon a limited number of suppliers and service providers for certain of our operations. If any of these suppliers or service providers failed or became unable to perform on their agreements with us, it could disrupt our business and have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations.

We rely on suppliers and service providers to provide us with certain specialized materials and services, including materials and services for power line construction, maintenance and repair, information technology and customer operations.  The financial condition of our suppliers and service providers or their ability to perform may be adversely affected by global events, regulations, or general economic conditions, such as credit risk and turbulent macroeconomic events.  Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, we may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay our construction and improvement projects, increase our costs and/or disrupt our operations, which could negatively impact our business and reputation. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

The loss of the services of our key management and personnel could adversely affect our ability to operate our business.

Our future success will depend on our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with many other companies, in and outside our industry, government entities and other organizations.  Our workforce strategy to attract, develop, reward and retain a qualified workforce includes a market competitive total reward strategy and talent development and succession planning to retain key talent and build bench strength for future leadership roles.  These plans and processes are in place to assure we have the talent to meet our business goals.  However, we may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in certain highly technical or specialized roles in the future.  Our failure to attract new personnel or retain our existing personnel in these areas and other areas could have a material adverse effect on our business.

Our revenues and results of operations are seasonal.

A significant portion of our revenues is derived from rates that we collect from REPs based on the amount of electricity we distribute to electricity customers on behalf of such REPs.  Sales of electricity to residential and commercial customers are influenced by temperature fluctuations.  Thus, our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

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

Our costs or share of the costs of providing pension and OPEB benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding the pension and OPEB plans and future benefit costs for pension and OPEB plans.  Benefits costs and related funding requirements could also increase or decrease due to changes in employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, mortality assumptions, expected and actual earnings on plan assets, general interest rates, and the discount rates used in determining the projected benefit obligation.  Changes made to the provisions of the plans may also impact current and future benefit costs.  Significant unplanned increases in benefit costs could have an adverse impact on our financial condition, results of operations, and/or cash flows.

PURA provides for our recovery of pension and OPEB costs related to our active and retired employees as well as certain EFH Corp./Vistra active and retired employees for periods prior to the January 1, 2002 deregulation and disaggregation of EFH Corp.’s electric utility businesses, and we are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts in these regulatory assets are ultimately subject to regulatory approval, and disallowance of any of these regulatory assets could have an adverse effect on our financial condition, results of operations and/or cash flows. At December 31, 2020 and 2019, we had recorded regulatory assets totaling $966 million and $964 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

See Note 9 to Financial Statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies – Defined Benefit Pension Plans and OPEB Plans” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Pension and OPEB Plans Funding” for further information regarding pension and OPEB funding.

We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.

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

For example, we completed the InfraREIT Acquisition in May 2019, which involved the acquisition of a business that owned primarily regulated electric transmission and distribution assets and was previously operated as an independent company.  Any potential cost savings, synergies or other benefits from the transaction may not be fully realized or may take longer to realize than expected. In addition, some of the assets that we acquired have yet to undergo prudence review by the PUCT. There can be no assurance that the PUCT will judge all of the costs related to those assets to have been prudently incurred.

Insufficient electric capacity within ERCOT or disruptions at power generation facilities owned by third parties could interrupt and/or negatively impact our transmission and distribution services.

The electricity we transmit and distribute to customers of REPs is obtained by the REPs from electricity generation facilities.  We do not own or operate any generation facilities, and we are subject to ERCOT directives with respect to the flow of power on the electric grid.  In the event of extreme weather or other emergency events that impact power availability within ERCOT, ERCOT could require us to reduce demand on the grid.  If we are required by ERCOT to institute outages or if generation capacity is otherwise inadequate or interrupted, it could negatively impact our reputation, our revenues from transmission and distribution services may be diminished or interrupted, and our results of operations, financial condition and cash flows may be materially and adversely affected.

Changes in technology that decrease electricity demand or consumption or increased conservation efforts may reduce our ability to timely recover the cost of our investment and earn a reasonable return on our electricity delivery facilities and may significantly impact our business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies and services to produce and store electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices and batteries.  It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants and/or transmission and distribution assets.  Such changes in technology, as well as public perception of alternative technologies and legislation or regulations could also alter the channels through which retail customers buy and receive electricity service.  To the extent self-generation or storage facilities or distributed energy resources become a more cost-effective or otherwise preferred option for certain customers, our revenues, financial condition and results of operations could be materially adversely impacted.

Also, electricity demand could be reduced by increased energy efficiency programs, conservation efforts, governmental actions to require or incentive reductions in electricity consumption, and advances in technology, which could likewise significantly reduce our ability to timely recover the cost of our investment and earn a reasonable return on our electricity delivery facilities  Effective energy conservation by our customers could result in significantly reduced energy demand, or significantly slow the growth in demand.  Such reduction in demand could materially adversely impact our revenues, financial condition and results of operations.

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

Risks Related to Financial and Market Matters

Adverse actions with respect to our credit ratings could negatively affect our ability to access capital.

Our access to capital markets and our cost of debt could be directly affected by our credit ratings.  Any adverse action with respect to our credit ratings would likely cause debt issuance and borrowing costs to increase and could cause the potential pool of investors and funding sources to decrease. Our Credit Facility also provides that interest rates charged for borrowings may be adjusted based on our credit ratings. See “Management’s Discussion And Analysis of Financial Condition and Results of Operations – Financial Condition – Credit Rating Provisions and Material Debt Covenants – Material Debt Credit Rating, Financial, and Cross-Default Covenants” for more information on material credit rating covenants in our Credit Facility.

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

Because our operations are capital intensive, we expect to rely over the long term on access to financial markets, as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or our Credit Facility and CP Program.  It is likely we will incur additional debt in connection with our large capital expenditure plan, which calls for various investments in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation. Our ability to access the capital, credit, or commercial paper markets may be severely restricted due to market conditions at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, the cost of debt financing may be materially and adversely impacted by changes in general interest rates.  Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our PUCT-approved cost of debt determined in our most recent rate review or subsequent rate reviews.  Accordingly, there can be no assurance that the capital, credit, and commercial paper markets will continue to be a reliable or acceptable source of short-term or long-term financing for us.  Fluctuations in actual market returns as well as changes in general interest rates may also result in increased or decreased benefit costs in future periods.  Additionally, disruptions in the capital, credit, and commercial paper markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on our revenues, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

Our ring-fencing measures may not work as planned, which may result in a bankruptcy court subjecting Oncor to the claims of its affiliates’ creditors.

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

Our operations are capital intensive.  We rely on access to financial markets and our Credit Facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows.  The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008, 2009 and, more recently, during 2020 as a result of the COVID-19 pandemic, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates.  Our access to the financial markets and our Credit Facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

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

Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because our CP Program is supported by our Credit Facility, CP Notes outstanding is a reduction to the available borrowing capacity.  The Credit Facility, our term loan credit agreement, and the Note Purchase Agreement each contain a debt-to-capital ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2020, we were in compliance with these covenants.  See Notes 5 and 6 to Financial Statements for further information regarding this covenant and our Credit Facility, as well as our CP Program.

We are required to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Currently our authorized regulatory capital structure set by the PUCT is 57.5% debt to 42.5% equity. At December 31, 2020, our regulatory capital structure was 52.8% debt to 47.2% equity. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure and we are able to issue future long-term debt only to the extent that such issuance would not cause our capital structure to exceed the authorized regulatory debt-to-equity ratio.

Our capital deployment program may not be executed as planned, which could adversely impact our financial condition and results of operations.

There can be no guarantee that the execution of our capital deployment program will be successful, and there can be no assurance that the capital investments we intend to make in connection with our electricity delivery business will produce the desired improvements to service and reliability or cost management.  Furthermore, there can be no guarantee that our capital investments will ultimately be recoverable through rates.  For more information regarding the limitation on recovering the value of investments using rates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Risks and Challenges Relating to Future Earnings and Results of Operations”  and “– Regulation and Rates.”

The phase out of LIBOR could affect interest rates under our variable rate debt and the overall interest rate environment.

In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The administrator that publishes LIBOR has indicated its intention to extend the expected cessation date for submission and publication of rates for certain tenors of U.S. dollar LIBOR has since been extended until June 30, 2023.  Additionally, in the U.S., the Alternative Reference Rates Committee, convened by the Federal Reserve Board and the New York Fed, has selected the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR.  Our Credit Facility and term loan agreement use U.S. dollar LIBOR as a benchmark for establishing interest rates. Our Credit Facility and term loan agreement each include mechanisms for amending the agreement to provide for the replacement of U.S. dollar LIBOR with an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR. However, we have not yet pursued any amendments or other contractual alternatives to address this matter and are currently evaluating the impact of the potential replacement of LIBOR with an alternative reference rate. Any amendment or alternative provisions may not adequately address the actual changes to LIBOR or successor benchmark rates.  It is not presently known whether SOFR or any of the other alternative reference rates that have been proposed will attain market acceptance as replacements for each applicable currency of LIBOR.  A successor benchmark rate, including SOFR in the case of U.S. dollar LIBOR, could be higher or more volatile than LIBOR prior to its discontinuance, which could negatively impact the cost of our variable rate debt, impact our ability to refinance some or all of our existing variable rate debt, influence the valuation of any derivative contracts or otherwise have a material adverse impact on our business, financial condition and results of operations. Additionally, the discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement could have a significant impact on the overall interest rate environment.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 3.LEGAL PROCEEDINGS

We are involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations or cash flows.  See Notes 2 and 7 to Financial Statements for additional information concerning our legal and regulatory proceedings.

Item 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2020, 80.25% of our outstanding membership interests were held by Oncor Holdings and 19.75% were held by Texas Transmission.  For information on beneficial ownership of our membership interests, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters.”  None of the membership interests are publicly traded, and none were issued by Oncor in 2020.

See Note 8 to Financial Statements for a description of cash contributions and distributions between us and our members.

Item 6.SELECTED FINANCIAL DATA

	At December 31,
	2020	2019	2018	2017	2016
	(millions of dollars, except ratios)

Total assets	$29,172	$27,036	$22,752	$22,120	$20,811
Property, plant & equipment ─ net	21,225	19,370	16,090	14,879	13,829
Goodwill	4,740	4,740	4,064	4,064	4,064
Capitalization:
Long-term debt, less amounts due currently	$9,229	$8,017	$5,835	$5,567	$5,515
Membership interests	11,932	10,799	8,460	7,903	7,711
Total	$21,161	$18,816	$14,295	$13,470	$13,226
Capitalization ratios (a):
Long-term debt, less amounts due currently	43.6%	42.6%	40.8%	41.3%	41.7%
Membership interests	56.4%	57.4%	59.2%	58.7%	58.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

_______________

(a)

For purposes of reporting to the PUCT, the regulatory capitalization ratio at December 31, 2020 was 52.8% debt to 47.2% equity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Financial Condition ― Member Contributions and Distributions” and Note 8 to Financial Statements for additional information regarding regulatory capitalization ratios.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(millions of dollars, except ratios)

Operating revenues	$4,511	$4,347	$4,101	$3,958	$3,920
Net income	$713	$651	$545	$419	$431
Capital expenditures	$2,540	$2,097	$1,767	$1,631	$1,352
Embedded interest cost on long-term debt ─ end of period (a)	4.6%	4.8%	5.1%	5.5%	5.6%

_______________

(a)

Represents the annual interest and amortization of any discounts, premiums, issuance costs, gains/losses on reacquisitions and the effects of interest rate hedges divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs,  gains/losses on reacquisitions and the effects of interest rate hedges at the end of the year.

In May 2019, Oncor acquired its wholly-owned consolidated subsidiary NTU through the InfraREIT Acquisition, and as a result, financial data for the years ended December 31, 2020 and 2019 include NTU’s results. For more information on the InfraREIT Acquisition, see “Items 1. and 2. Business and Properties – 2019 InfraREIT Acquisition.”

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

Our 2019 Form 10-K includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7. of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company principally engaged in providing delivery services in the north-central, eastern, western and panhandle regions of Texas to REPs that sell power to retail customers. We provide transmission services to our electricity distribution business as well as electricity distribution companies, cooperatives and municipalities. We are a majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests. We are managed as an integrated business; consequently, there is only one reportable segment.

Our consolidated financial statements includes the results of our wholly owned indirect subsidiary, NTU, which we acquired as part of the InfraREIT Acquisition that closed on May 16, 2019. NTU is a regulated utility that primarily provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas.

Ring-Fencing Measures

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings.  These measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of Disinterested Directors.  As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings.  We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa.  Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see “Items 1. and 2. Business and Properties – Ring-Fencing Measures.”

Significant Activities and Events

February 2021 Winter Weather Event — On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather.  From February 15 through February 17, 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by the extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages over that period, including over one million homes and businesses in our service territory, some for extended periods of time. As a result of the load shedding events and state-wide power outages, various legislative, regulatory, and legal proceedings have been initiated or could be initiated in the future. The winter weather events have also resulted in various financial challenges in the ERCOT market, and the PUCT has taken various actions to address such challenges, including issuing a moratorium on customer disconnections for failure to pay. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. While the PUCT has indicated that it expects the moratorium on disconnections to be temporary, the extent to which the moratorium and other events related to the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including the duration of the moratorium and any other legislative, regulatory, or legal actions related to the February 2021 winter weather event. See “—Regulation and Rates — February 2021 Winter Weather Legislative, Regulatory and Legal Matters” below for further discussion of legislative, regulatory, and legal proceedings related to the February 2021 winter weather event.

COVID-19 Pandemic — In March 2020, the World Health Organization declared COVID-19 a pandemic, the President of the United States declared a national state of emergency, and the Governor of Texas issued a disaster proclamation for all counties in the state. The COVID-19 pandemic has significantly impacted the global economy, communities, and supply chains around the world. As a critical infrastructure provider of electricity transmission and distribution services, our operations have continued throughout the pandemic. We have implemented our pandemic response plan and taken various precautionary and preemptive actions under that plan to protect our workforce and critical operations, including requiring employees to work remotely where possible, restricting non-essential business travel, implementing increased sanitation measures and temperature screenings at Oncor facilities, and actively monitoring our supply chain and key vendors and suppliers.

To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations. Usage from commercial and industrial customers decreased modestly for the year ended December 31, 2020 as compared to year ended December 31, 2019, which we believe is largely due to the effects of the pandemic. We expect this trend to continue in the near term. For the year ended December 31, 2020 as compared to year ended December 31, 2019, overall residential usage declined modestly, which was primarily attributable to weather. However, we believe the decline in residential usage was less than it otherwise would have been due to increases in the number of residential customers staying at home during the pandemic. The revenue from the increased residential usage that we believe is attributable to the pandemic has offset the revenue decline from the commercial and industrial usage decrease for the year ended December 31, 2020. However, we cannot predict whether, or to what extent, residential usage due to the effects of the pandemic would continue to offset any commercial and industrial decreased usage in the future.  For a discussion of the factors contributing to overall distribution base revenues, see “Results of Operations—Financial Results – Year Ended December 31, 2020 Compared to Year Ended December 31, 2019.”

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

In March 2020, the PUCT took action to address the impact of the COVID-19 pandemic on residential customers in the areas of Texas open to electricity customer choice, creating the COVID-19 Electricity Relief Program (COVID-19 ERP) to aid certain residential customers unable to pay their electricity bills. Customer enrollment in the COVID-19 ERP closed on September 30, 2020, and financial assistance under the program was available to enrolled residential customers for electricity bills issued on or after March 26, 2020 through September 30, 2020. In connection with the COVID-19 ERP, the PUCT suspended service disconnections due to nonpayment for customers enrolled in the program through September 30, 2020. At expiration of the program, approximately 2.2% of residential premises in our service territory were enrolled in the program.

To fund the program, the PUCT provided for a surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, in April 2020 we filed a tariff rider implementing the surcharge and received an unsecured loan from ERCOT in the principal amount of $7 million, which was repaid in December 2020. At December 31, 2020, we had billed $32 million under the rider surcharge. Reimbursements paid by us pursuant to the COVID-19 ERP totaled $38 million through December 31, 2020 (including $18 million of reimbursements to Oncor for electricity delivery charges). As of February 9, 2021, we had billed amounts under the tariff surcharge approximately equal to the reimbursements paid by us pursuant to the COVID-19 ERP and ceased billing the tariff rider surcharge.

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

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At December 31, 2020, we recorded $21 million with respect to this regulatory asset. We expect COVID-19 pandemic related costs, including costs related to our pandemic response plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures could be material. For more information on recovery of regulatory assets and liabilities, see Note 1 to Financial Statements.

Rate regulation is premised on the full recovery of prudently incurred costs. The regulatory assets we have established with respect to COVID-19 pandemic costs that we have incurred and may continue to incur are subject to PUCT review for reasonableness and possible disallowance in our next base rate review, which is required to be filed on or before October 1, 2021.  Any failure to recover such costs could have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations. For more information on the COVID-19 ERP and PUCT matters relating to the COVID-19 pandemic that impact Oncor, see Note 2 to Financial Statements.

Debt-Related Activities — In January 2020, we entered into a $450 million term loan credit agreement (January 2020 Term Loan Credit Agreement), and drew under the agreement in each of January, February and March in an aggregate principal amount of $450 million. In March 2020, we issued $400 million aggregate principal amount of 2.75% Senior Secured Notes due May 15, 2030 (2030 Notes) and $400 million aggregate principal amount of 3.70% Senior Secured Notes due May 15, 2050 (2050 Notes). In March 2020, we also entered into a $350 million term loan credit agreement (March 2020 Term Loan Credit Agreement), and drew under the agreement in each of June and July in an aggregate principal amount of $110 million. In September 2020, we issued (i) $300 million aggregate principal amount of 5.35% Senior Secured Notes due 2052 (2052 Notes) in exchange for a like aggregate principal amount of notes consisting of all of our outstanding 7.25% Senior Notes, Series B, due December 30, 2029 and 6.47% Senior Notes, Series A, due September 30, 2030, and certain of our outstanding 7.00% Senior Secured Notes due 2032, 7.25% Senior Secured Notes due 2033, and 5.30% Senior Secured Notes due 2042, and (ii) $450 million aggregate principal amount of 0.55% Senior Secured Notes due 2025 (2025 Notes).

Repayments of long-term debt consisted of (i) $145 million aggregate principal amount of senior secured notes, including quarterly principal payments required with respect to certain amortizing notes that were issued under a note purchase agreement, (ii) $110 million principal amount borrowed under the March 2020 Term Loan Credit Agreement, (iii) $450 million principal amount borrowed under the January 2020 Term Loan Credit Agreement, and (iv) $460 million principal amount borrowed under a term loan credit agreement entered into in September 2019 (2019 Term Loan Credit Agreement).  The $460 million principal amount repaid under the 2019 Term Loan Credit Agreement, the $450 million principal amount repaid under the January 2020 Term Loan Credit Agreement and the $110 million principal amount repaid under the March 2020 Term Loan Credit Agreement constituted all amounts outstanding under those respective agreements, and as a result of those repayments, the 2019 Term Loan Credit Agreement, January 2020 Term Loan Credit Agreement and March 2020 Term Loan Credit Agreement are no longer in effect. See “– Financial Condition – Liquidity and Capital Resources – Long-Term Debt Activity” below and Note 6 to Financial Statements for further discussion of long-term debt-related activity in the year ended December 31, 2020.

Lubbock Joint Project with LP&L —  Oncor is currently involved in an estimated $400 million joint project with LP&L, with costs to ultimately be split by Oncor and LP&L, that involves the build out of transmission lines and associated station work to join the City of Lubbock to the ERCOT market. Oncor is completing the construction, with LP&L reimbursing Oncor for its portion of the construction costs. Once construction is complete, which is expected to be in mid-2021, the resulting transmission assets will be split between LP&L and Oncor. Oncor’s expenditures as of December 31, 2020 with respect to the project (minus amounts subject to reimbursement by LP&L) totaled $137 million.  To support its funding of reimbursements to Oncor, LP&L is required to maintain an escrow account with minimum monthly balances.  The balance of the escrow account at December 31, 2020 was $30 million.  Each of Oncor and LP&L is expected to make total expenditures of approximately $53 million and $76 million, respectively, in 2021, to finish the project.  This joint project consists of approximately 175 miles of transmission lines in the Lubbock and surrounding Texas panhandle areas. For more information on the joint project with LP&L, see Note 3 to Financial Statements.

Matters with the PUCT — See discussion below under “Regulation and Rates”.

KEY RISKS AND CHALLENGES RELATING TO FUTURE EARNINGS AND RESULTS OF OPERATIONS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including certain key risks and challenges facing management discussed below.  For additional information concerning risks related to our business, see “Item 1A. Risk Factors” in this report.

Regulation, Rates and Cost Recovery

Our business is subject to complex governmental regulations and legislation, which has materially impacted our business in the past and could materially impact our business in the future.  In addition, public perception regarding us, our industry and our business priorities could influence regulations and legislation.  Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels.  Our rates are regulated based on an analysis of our costs and capital structure, as reviewed and approved in a regulatory proceeding.  While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of our costs to have been prudently incurred, including costs included in a regulatory asset reported on the balance sheet, or that the PUCT will not reduce the amount of invested capital included in the capital structure that our rates are based upon. There is also no assurance that the historical test year regulatory process in which rates are determined will always result in rates that will produce full recovery of our actual costs and the return on invested capital allowed by the PUCT.

In addition, we are subject to mandatory service quality and reliability standards by regulators.  Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business and reputation.

See “Regulation and Rates” below for further information on legislative and regulatory matters.

Capital Availability and Cost

Our access to capital markets and cost of debt could be directly affected by our credit ratings and financial market conditions. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently higher than those of Sempra. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could decline. We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements. See “Item 1A. Risk Factors—Adverse actions with respect to our credit ratings could negatively affect our ability to access capital”, and “In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.”

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

Significant Storms and Other Emergency Events

Significant storms and other emergency events that cause extensive damage on our system or affect electric capacity in the ERCOT market could result in unexpected challenges, including negative public perception, disruptions in our ability to provide transmission and distribution services, regulatory and legislative actions, and increased maintenance or capital expenditures. For example, see “– Regulation and Rates – February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” for a discussion of the February 2021 winter storm. Storm recovery costs are generally recorded as a regulatory asset and our ability to recover those regulatory assets in rates are subject to PUCT review and approval.  Similarly, emergency events that broadly effect our service territory also could pose challenges and have an impact on the business. The COVID-19 pandemic, for instance, has had a significant global impact, and while we have not been materially adversely impacted to date we cannot predict whether, or to what extent the COVID-19 pandemic will affect us in the future, particularly if circumstances related to the pandemic worsen or continue for an extended period of time. See “Item 1A. Risk Factors —  “Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic.”

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

We are a partnership for U.S. federal income tax purposes. Accordingly, while partnerships are not subject to income taxes, in consideration of the presentation of our financial statements as an entity subject to cost-based regulatory rate-setting processes with such costs historically including income taxes and the tax sharing agreement, the financial statements present amounts determined under the tax sharing agreement as “provision in lieu of income taxes” and “liability in lieu of deferred income taxes.”  Such amounts are determined in accordance with the provisions of the accounting guidance for income taxes and accounting standards that provide interpretive guidance for accounting for uncertain tax positions and thus differences between the book and tax bases of assets and liabilities are accounted for as if we were a stand-alone corporation. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement, as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our income tax returns, as well as the STH Texas margin tax returns in which we are consolidated, are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination.

Amounts payable to and receivable from members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.

See Notes 1 and 4 to Financial Statements for additional information.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with GAAP related to the effect of certain types of regulation.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness.  Regulatory decisions can have an impact on the rate earned on invested capital and the timing and amount of the recovery of assets and other costs through rates.  See Note 2 to Financial Statements for more information regarding regulatory assets and liabilities.

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

For our annual goodwill impairment testing, we have the option to first make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying amount before applying the quantitative goodwill impairment test. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and the overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our enterprise fair value is less than our enterprise carrying amount, then we perform a quantitative goodwill impairment test. If, after performing the quantitative goodwill impairment test, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of carrying amount over fair value, not to exceed the carrying amount of goodwill.

In each of 2020, 2019 and 2018, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no additional testing for impairment was required and no impairments were recognized.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of EFH Corp. and Vistra whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of EFH Corp.’s electric utility business in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 9 to Financial Statements.  We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Accordingly, we recognize (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA.  Amounts deferred are ultimately subject to regulatory approval.

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

See Note 9 to Financial Statements regarding other disclosures related to pension and OPEB plans obligations.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2020	2019	2018
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	44,628	45,340	46,007
Commercial, industrial, small business and other	86,529	88,038	84,049
Total electric energy volumes	131,157	133,378	130,056
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	79.4	84.1	90.2
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	1.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	63.5	67.2	69.2
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,762	3,685	3,621

	Year Ended December 31,
	2020	2019	2018
Operating revenues:
Revenues contributing to earnings:
Distribution base revenues	$2,156	$2,143	$2,139
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	803	681	548
Billed to REPs serving Oncor distribution customers, through TCRF	446	391	310
Total transmission base revenues	1,249	1,072	858
Other miscellaneous revenues	87	77	71
Total revenues contributing to earnings	3,492	3,292	3,068

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	975	1,005	962
EECRF	44	50	71
Total revenues collected for pass-through expenses	1,019	1,055	1,033

Total operating revenues	$4,511	$4,347	$4,101

________________

(a)      SAIDI is the average number of minutes electric service is interrupted per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.

Financial Results ─ Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total operating revenues increased $164 million, or 4%, to $4,511 million in 2020.

Revenues contributing to earnings increased $200 million during 2020.  The change reflected the following components:

•

An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT.  The PUCT allows utilities to file, under certain circumstances, once per year to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues increased $13 million during 2020.  The increase in distribution base rate revenues primarily reflects:

o	$39 million increase due to the effects of the DCRF rate increases,
o	$24 million increase due to growth in points of delivery, and
o	$9 million increase due to the InfraREIT Acquisition, partially offset by
o	$59 million decrease due to lower consumption attributable primarily to weather.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2020 and 2019, as well as filings anticipate to impact revenues for the year ending December 31, 2021.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
50734	April 2020	September 2020	$70
49427	April 2019	September 2019	$25
48231	April 2018	September 2018	$15

•

An Increase in Transmission Base Revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system.  REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly.  In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. Transmission base revenues (or TCOS revenues) increased $177 million during 2020.  The increase in TCOS revenues for 2020 compared to 2019 primarily reflects a:

o	$90 million increase due to effects of TCOS updates, and
o	$87 million increase due to the InfraREIT Acquisition.

See the TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for the years ended December 31, 2020 and 2019, as well as filings and the anticipated impact to revenues for the year ending December 31, 2021.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
51767 (a)	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12
49160	January 2019	April 2019	$19	$12	$7
48559	July 2018	October 2018	$21	$13	$8

____________

(a)	Pending PUCT approval.

•

An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $10 million primarily due to $5 million higher other service revenues and a $5 million higher energy efficiency program bonus.

Revenues collected for pass-through expenses decreased $36 million during 2020.  The net change reflected the following components:

•

A Decrease in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues decreased $30 million during 2020 due to reductions in third-party wholesale transmission service provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above.  Changes in our TCRF Third-Party revenue are to pass through an increase in third-party wholesale transmission service expense. At December 31, 2020, $52 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements).  PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the years ended December 31, 2020 and 2019, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2021.

TCRF Filings Table

Docket No.	Filed	Effective	Billing Impact for Period Effective Increase (Decrease)
51560	November 2020	March 2021 - August 2021	$(87)
50883	May 2020	September 2020 - February 2021	$81
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192
48930	November 2018	March 2019 - August 2019	$(121)
48408	May 2018	September 2018 - February 2019	$110

•

A Decrease in EECRF — EECRF revenues decreased by $6 million during 2020. The $6 million decrease in EECRF revenues is offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years.  We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT.  PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of EECRF filings impacting revenues for the years ended December 31, 2020 and 2019, as well as filings that will impact revenues for the year ended December 31, 2021.

EECRF Filings Table

Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
50886	May 2020	March 2021	$1.03	$53	$14	$(2)
49594	May 2019	March 2020	$0.89	$50	$9	$(3)
48421	June 2018	March 2019	$0.91	$50	$7	$-
47235	June 2017	March 2018	$0.92	$50	$12	$(6)

____________

(a)	Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense decreased $30 million to $975 million in 2020 due to lower billings from third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $26 million to $925 million in 2020. The increase includes $39 million in higher labor and contractor related costs, partially offset by $6 million lower energy efficiency program costs and $6 million lower materials and transportation costs.

Depreciation and amortization increased $63 million to $786 million in 2020.  The increase is attributable to ongoing investments in property, plant and equipment including the InfraREIT Acquisition.

Provision in lieu of income taxes totaled $136 million (including a $12 million benefit related to nonoperating income) in 2020 compared to $123 million (including a $15 million benefit related to nonoperating income) in 2019.

The effective income tax rate was 16.0% and 15.9% for the 2020 and 2019 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $30 million primarily due to a $32 million increase in property taxes attributable to ongoing investments in property, plant and equipment including the InfraREIT Acquisition.

Other deduction and (income) - net was $30 million favorable in 2020 compared to 2019.  The variance is primarily due to $19 million of AFUDC equity income in the current period and $9 million of acquisition costs reflected in the prior period.  See Note 12 to Financial Statements for more information.

Interest expense and related charges increased $30 million to $405 million in 2020.  The current period includes a $47 million increase due to higher average borrowings, partially offset by a $16 million decrease due to lower average interest rates.

Net income was $62 million higher than the prior period, driven by increases in revenues contributing to earnings (net of unfavorable weather) primarily due to increases in base transmission and distribution rates, customer growth, earnings from NTU operations, which we acquired in the InfraREIT Acquisition, and favorable changes in other income and deductions, partially offset by increases in expense attributable primarily to ongoing investments (depreciation and amortization, property taxes and interest expense) and operation and maintenance expense. NTU’s net earnings increased approximately $50 million primarily due to the timing of the acquisition in May 2019.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes.  The hedges were terminated in March 2020 upon the issuance of the 2030 Notes and 2050 Notes, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income.  We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at December 31, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months, including $2 million from the current year transactions.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows —  Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Cash provided by operating activities totaled $1.525 billion and $1.275 billion in 2020 and 2019, respectively. The $250 million net increase is primarily the result of a $205 million increase in transmission and distribution receipts, a $152 million decrease in network transmission service net payments, a $120 million decrease in storm costs and a $27 million decrease in interest payments related to short-term borrowings, partially offset by a $93 million increase in employee benefit plan funding, a $65 million increase in interest payments related to long-term debt, a $41 million increase in property tax payments, a net $30 million increase in federal income tax payments and  $27 million net payments related to our COVID-19 pandemic response plan and the COVID-19 ERP.

Cash provided by financing activities totaled $1.048 billion and $2.104 billion in 2020 and 2019, respectively.  The $1.056 billion net decrease is primarily due to debt refinancing activity in connection with the InfraREIT Acquisition in May 2019 (see Note 13 to Financial Statements for more information), partially offset by debt management activities to support our capital expenditure program.  For more information, see Notes 5 and 6 to the Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 8 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $2.550 billion and $3.378 billion in 2020 and 2019, respectively.  The $828 million net decrease is primarily due to the InfraREIT Acquisition in May 2019 (see Note 13 to Financial Statements for more information), partially offset by an increase in capital expenditures for transmission and distribution facilities to serve new customers and infrastructure capital maintenance spending in the current period.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $80 million and $83 million more than the amounts reported in the statements of consolidated income for the years ended December 31, 2020 and 2019, respectively.  The differences result from certain regulatory asset amortization reported in operation and maintenance expense and taxes other than income taxes.

Long-Term Debt Activity in 2020

Sales of Senior Secured Notes — In March 2020, we issued $400 million aggregate principal amount of 2030 Notes and $400 million aggregate principal amount of 2050 Notes. We used the proceeds for general corporate purposes, including the repayment of short-term and long-term debt. In September 2020, we issued $450 million aggregate principal amount of 2025 Notes. We intend to use the proceeds (net of the initial purchasers’ discount, fees and expenses) of approximately $443 million from the sale of the 2025 Notes to finance or refinance, in whole or in part, eligible projects consisting of investments in or expenditures with minority- and women-owned business suppliers pursuant to our sustainable bond framework. The net proceeds were temporarily applied to repay CP Notes under the CP Program. For more information on these issuances, see Note 6 to Financial Statements.

Senior Secured Notes Exchange — In September 2020, we issued $300 million aggregate principal amount of 2052 Notes in exchange for a like aggregate principal amount of notes consisting of all of our outstanding 7.25% Senior Notes, Series B, due December 30, 2029 (Series B Notes) and 6.47% Senior Notes, Series A, due September 30, 2030 (Series A Notes), and certain of our outstanding 7.00% Senior Secured Notes due 2032, 7.25% Senior Secured Notes due 2033, and 5.30% Senior Secured Notes due 2042. We received no proceeds from the exchange. For more information on the exchange, see Note 6 to Financial Statements.

Long-Term Unsecured Term Loan Credit Agreements — In January 2020, we executed the January 2020 Term Loan Credit Agreement, a $450 million term loan credit agreement that had a maturity date of June 1, 2021.  We borrowed the full $450 million available under the agreement, through borrowings of $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. Loans under the January 2020 Term Loan Credit Agreement bore interest at per annum rates equal to LIBOR plus 0.50%.  On December 23, 2020, we repaid the entire $450 million principal amount borrowed under the January 2020 Term Loan Credit Agreement, and as a result the January 2020 Term Loan Credit Agreement is no longer in effect.

In March 2020, we executed the March 2020 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $350 million. We entered into an amendment to the March 2020 Term Loan Credit Agreement in June 2020. As amended, the March 2020 Term Loan Credit Agreement had a maturity date of June 30, 2021 and bore interest at per annum rates equal to LIBOR plus 0.95%. We borrowed an aggregate of $110 million through borrowings in June and July. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. On September 28, 2020, we repaid the entire $110 million principal amount borrowed under the March 2020 Term Loan Credit Agreement, and as a result the March 2020 Term Loan Credit Agreement is no longer in effect.

Long-Term Debt Repayments — Repayments of long-term debt during 2020 included repayment of $14 million principal amount of our 8.50% Senior Notes, Series C, due December 30, 2020 (Series C Notes), $126 million principal amount of our 5.75% Senior Notes due September 30, 2020, $110 million principal amount borrowed under the March 2020 Term Loan Credit Agreement, $450 million principal amount borrowed under the January 2020 Term Loan Credit Agreement, $460 million principal amount borrowed under the 2019 Term Loan Credit Agreement and $5 million principal amount of the quarterly amortizing debt for our Series A Notes, Series B Notes, and Series C Notes. The Series A Notes, Series B Notes, and Series C Notes were issued pursuant to a note purchase agreement, dated as of May 3, 2019. As a result of the September 2020 senior secured notes exchange, in which all of the outstanding Series A Notes and Series B Notes were exchanged for a like principal amount of 2052 Notes, and the December 30, 2020 repayment of the Series C Notes upon maturity, no notes remain outstanding under the May 3, 2019 note purchase agreement.

See Note 6 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure of 57.5% debt to 42.5% equity, as we are able to issue future long-term debt only to the extent that such issuance would not cause us to exceed the authorized regulatory debt-to-equity ratio. For more information on our regulatory capital structure, see “Capitalization” below.

Short-Term Debt Activity in 2020

CP Program — As discussed in Note 5 to Financial Statements, we established the CP Program in March 2018, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion.  A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement.  Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for short-term financing of our business operations. We had $70 million and $46 million of CP Notes outstanding under the CP Program at December 31, 2020 and 2019, respectively.

The CP Program obtains liquidity support from our Credit Facility discussed below.  We may utilize either the CP Program or the Credit Facility at our option for funding.  See Note 5 to Financial Statements for additional information regarding the CP Program.

Credit Facility — At December 31, 2020, we had a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuance of letters of credit and to support our CP Program. In November 2020, we entered into an amendment to the Credit Facility that extended its maturity date for one year to November 2023.  We also have the option of requesting up to two one-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals.  Borrowings under the Credit Facility are classified as short-term on our balance sheets.  At December 31, 2020, we had no outstanding borrowings under the Credit Facility.

Because the CP Program is supported by the Credit Facility, CP Notes outstanding reduce the available borrowing capacity.  Considering the CP Notes outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.921 billion and $1.944 billion at December 31, 2020 and 2019, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future.  At December 31, 2020, we were in compliance with this covenant and all other covenants in the Credit Facility.  See “Credit Rating Provisions, Covenants and Cross Default Provisions” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.  See Note 5 to Financial Statements for additional information regarding the Credit Facility.

Debt Activity in 2021

January 2021 Term Loan Credit Agreement — On January 29, 2021, we entered into a $300 million term loan credit agreement that matures on February 28, 2022 (January 2021 Term Loan Credit Agreement).  The January 2021 Term Loan Credit Agreement provides that we can borrow the full amount in up to three borrowings by March 15, 2021.  On January 29, 2021, we borrowed $160 million under the January 2021 Term Loan Credit Agreement and on February 23, 2021, we submitted an irrevocable borrowing notice for a $140 million borrowing, to be made on February 26, 2021. Following the February 26, 2021 borrowing, no additional amounts will be available for borrowing under the January 2021 Term Loan Credit Agreement. The proceeds from the January borrowing were used, and the proceeds from the February borrowing are intended to be used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank National Association, the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%).

The January 2021 Term Loan Credit Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries.  The January 2021 Term Loan Credit Agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “—Credit Rating Provisions and Material Debt Covenants — Material Debt Credit Rating, Financial, and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $2.4 billion for 2021.  Management currently expects to recommend to our board of directors capital expenditures of $2.4 billion to $2.5 billion for each of the years 2022 through 2025, for a total of $12.2 billion for the five year period 2021 through 2025, based on the long-term plan presented to our board of directors. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation.

Our 2021 capital expenditures also include our estimated $53 million share of expenditures relating to completion of the joint project with LP&L. For more information on the joint project with LP&L, see Note 3 to Financial Statements.

In connection with the PUCT approval of the Sempra Acquisition, we committed to making a minimum of $7.5 billion in capital expenditures over the period from January 1, 2018 to December 31, 2022. We expect to exceed that minimum spend. Our capital expenditures from January 1, 2018 to December 31, 2020 totaled $6.4 billion and we project spending of $2.4 billion for 2021 and at least $2.4 billion for 2022.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program.  Because the CP Program is supported by the Credit Facility, CP Notes outstanding is a reduction to the available borrowing capacity.  Cash and cash equivalents totaled $27 million and $4 million at December 31, 2020 and 2019, respectively.  Considering CP Notes and letters of credit outstanding, available liquidity (cash and available Credit Facility borrowing capacity) at December 31, 2020 totaled $1.948 billion, no change from December 31, 2019.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the CP Program and Credit Facility to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital expenditures for at least the next twelve months.  Should additional liquidity or capital requirements arise, we may need to access capital markets, seek member capital contributions or preserve equity through reductions or suspension of distributions to members.  In addition, we may also consider additional new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt.  The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets (including any uncertainty due to the COVID-19 pandemic), could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

The COVID-19 pandemic has not had a material adverse impact on our liquidity to date. However, we do face risks and uncertainties related to the pandemic, including the potential impact on capital and credit markets of which we cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our liquidity, ability to access the capital or commercial paper markets, or obtain new credit commitments from commercial banks in the future. For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors - Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic.”

Various federal and state actions, including those implemented in connection with the COVID-19 pandemic, have and could also impact our liquidity. For example, see Note 2 to Financial Statements for information on the COVID-19 ERP and its funding. In addition, we elected to utilize certain provisions under the CARES Act to adjust our pension plan funding contributions, resulting in a net decrease of $26 million to our expected required pension contributions for the five-year period from 2020 to 2024. For more information on pension funding obligations, see Note 9 to Financial Statements. We have also elected to take advantage of payroll tax and income tax deferrals available under the CARES Act.

In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures.  See “Item 1A. Risk Factors – We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.”

Member Contributions and Distributions

Cash Contributions — On February 16, 2021, we received cash capital contributions from our members totaling $63 million.  During 2020, we received the following capital cash contributions from our members:

Received	Amount
December 23, 2020	$361
December 22, 2020	89
October 27, 2020	77
July 28, 2020	87
April 27, 2020	87
February 18, 2020	87
$788

Cash Distributions — The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At December 31, 2020, our regulatory capitalization was 52.8% debt to 47.2% equity, and as a result we had $1.426 billion available to distribute to our members.

The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction.

On February 17, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on February 18, 2021. During 2020, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 28, 2020	October 29, 2020	$82
July 29, 2020	July 30, 2020	92
April 29, 2020	April 30, 2020	91
February 19, 2020	February 20, 2020	91
		$356

Pension and OPEB Plans Funding — Our funding for the pension and Oncor OPEB plans for the calendar year 2021 is expected to total $24 million and $35 million, respectively.  Based on the funded status of the pension plans at December 31, 2020, and the latest actuarial projections after taking into account certain pension funding adjustments we made as permitted by the CARES Act, our aggregate pension and Oncor OPEB plans funding is expected to total approximately $736 million in the five-year period 2021 to 2025.  In 2020, we made cash contributions to the pension and OPEB plans of $134 million and $35 million, respectively.  See Note 9 to Financial Statements for additional information regarding pension and OPEB plans.

Capitalization and Return on Equity — We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957.  In PUCT Docket No. 46957 the PUCT also set our authorized return on equity at 9.8%. Our debt for purposes of the regulatory capital structure was 52.8% and 54.8% at December 31, 2020 and December 31, 2019, respectively.  Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio. See Note 8 to Financial Statements for further discussion of our regulatory capitalization.

Our GAAP capitalization ratios were 43.6% and 42.6% long-term debt, less amounts due currently, to 56.4% and 57.4% membership interests at December 31, 2020 and 2019, respectively.

Credit Rating Provisions and Material Debt Covenants

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

Presented below are the credit ratings assigned for our debt securities at February 25, 2021.

	Senior Secured	Commercial Paper

S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

As described in Note 5 to Financial Statements, we established the CP Program in March 2018. The CP Program obtains liquidity support from our Credit Facility. As described in Note 6 to Financial Statements, our senior secured debt is secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial, and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings.  In November 2020, we entered into an amendment to the Credit Facility. As amended, borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 1.125% to 1.750% depending on certain credit ratings assigned to our debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the greater of the federal funds effective rate or the overnight banking rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.125% to 0.750% depending on certain credit ratings assigned to our debt.  Our borrowings are generally LIBOR-based, and based on our current long-term debt ratings as of February 25, 2021, our borrowings would bear interest at LIBOR plus 1.250%.  A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities.  The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings.

Our Credit Facility, Note Purchase Agreement, and January 2021 Term Loan Credit Agreement each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00.  For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP).  Capitalization for our Credit Facility and January 2021 Term Loan Credit Agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business.  At December 31, 2020, we were in compliance with this covenant and all other covenants under the Credit Facility and Note Purchase Agreement.

Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

Under the Credit Facility and Note Purchase Agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreement, would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Long-Term Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations at December 31, 2020.  See Notes 6 and 7 to Financial Statements for additional disclosures regarding long-term debt and operating lease obligations, respectively.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-term debt (a) – principal	$-	$882	$1,474	$6,971	$9,327
Long-term debt (a) – interest	403	736	676	4,797	6,612
Operating leases	33	53	26	58	170
Obligations under outsourcing agreements	52	55	4	-	111
Total contractual cash obligations	$488	$1,726	$2,180	$11,826	$16,220

____________

(a)	See Note 6 to Financial Statements for more information regarding our long-term debt.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	employment contracts with management;
•	estimated funding of the pension and OPEB plans totaling $59 million in 2021 and $736 million in the five year period 2021 to 2025 as discussed above under “Pension and OPEB Plans Funding”; and
•	capital expenditure commitments made as part of the Sempra Acquisition (see Note 7 to Financial Statements).

Guarantees

At December 31, 2020, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2020, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years.  The current Legislature is in regular session from January 12, 2021 to May 31, 2021.  However, at any time the Governor of Texas may convene a special session of the Legislature.  During any regular or special session bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. Various bills related to our business have been proposed in the current legislative session, however, we cannot predict whether any introduced to date are likely to have a substantial impact on our financial position, results of operations or cash flows. See also “—  February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” below for legislative matters relating to the February 2021 winter storm.

February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters

On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather. From February 15 through February 17, 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by the extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages over that period, including over one million homes and businesses in our service territory, some for extended periods of time. On February 16, 2021, the Governor of Texas declared reform of ERCOT as an emergency item for the Texas legislative session, meaning that a bill may be passed within the first 60 days of the current session, and hearings have been scheduled in both chambers of the Texas Legislature. In addition, on February 16, 2021 FERC and NERC announced that they would open a joint inquiry into the February 2021 operations of the bulk power system relating to the extreme winter weather experienced by various states, including Texas. On February 18, 2021 the U.S. Speaker of the House indicated that the House of Representatives Energy and Commerce Committee would also conduct an inquiry regarding the Texas extreme winter weather power outages. On February 19, 2021, the Texas Attorney General indicated its intent to conduct an investigation into the winter weather events and issued civil investigative demands to us and other ERCOT market participants. Texas RE has also indicated its intent to investigate events related to the extreme winter weather. Lawsuits have been filed against various market participants relating to the power outages resulting from the February 2021 winter weather events, including us, and as a transmission and distribution utility operating during the winter weather event there is a risk we could be named in future lawsuits. We cannot predict whether, or to what extent, any legislation, regulation, or legal action resulting from these proceedings, or any other legislative, regulatory, or legal proceedings that may arise in the future related to the winter weather events, will impact our business.

In addition, the PUCT opened Project No. 51812 Issues Related to the State of Disaster for the February 2021 Winter Weather Event to address various matters relating to the winter weather event. On February 17, 2021 the PUCT issued an order that required transmission and distribution utilities to ensure that any outages instituted in response to ERCOT’s requirement to shed load were rotated so that no customer experienced an outage of longer than 12 hours. The electricity generation shortage during the extreme winter weather also resulted in wholesale electricity prices increasing to their maximum allowed limit, and this has created various financial challenges among ERCOT market participants. On February 21, 2021, the PUCT issued an order prohibiting customer disconnections due to nonpayment. The PUCT has also taken, and could take additional, measures to address financial challenges experienced by ERCOT market participants resulting from the winter weather event. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Currently, the majority of our network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. However, the February 2021 winter storm events could pose financial challenges to both REPs and network transmission customers. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, results of operations, and financial condition. While the PUCT has indicated that it expects the moratorium on disconnections to be temporary, the extent to which the moratorium and other regulatory actions related to the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including the duration of the moratorium and any other regulatory, legislative, legal or customer actions taken to address impacts of the winter weather event.

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

For information on other regulatory proceedings, including regulatory matters with respect to COVID-19 and PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019,  see Note 2 to Financial

Statements. See also “—  February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” above for information regarding PUCT Project No. 51812 and related matters.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions.  Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business.  From time to time, we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt.  There were no such hedges in place at December 31, 2020 or December 31, 2019. For information on the interest rate hedges we entered into in 2020, see Note 6 to Financial Statements.

At December 31, 2020 and 2019, all of our long-term debt, except for the 2019 Term Loan Agreement balance at December 31, 2019, carried fixed interest rates. The following table summarizes our long-term debt maturities at December 31, 2020.

	Expected Maturity Date
	2021	2022	2023	2024	2025	There-after	2020 Total Carrying Amount	2020 Total Fair Value	2019 Total Carrying Amount	2019 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$-	$882	$-	$500	$974	$6,971	$9,327	$11,638	$8,221	$9,543
Weighted average interest rate	-	5.68%	-	2.75%	2.00%	4.59%	4.32%	-	4.39%	-
Variable rate debt amount (a)	$-	$-	$-	$-	$-	$-	$-	$-	$460	$460
Average interest rate	-	-	-	-	-	-	-	-	2.28%	-
Total Long-Term Debt	$-	$882	$-	$500	$974	$6,971	$9,327	$11,638	$8,681	$10,003

____________

(a)       Excludes unamortized premiums, discounts and debt issuance costs.  See Note 6 to Financial Statements for a discussion of changes in long-term debt obligations.

At December 31, 2020 and 2019, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on debt (including short-term borrowings) totaled $1 million and $5 million, respectively.

 Our January 2021 Term Loan Credit Agreement, and while they were in effect, the 2019 Term Loan Credit Agreement (which was repaid in March 2020), the January 2020 Term Loan Credit Agreement (which was repaid in December 2020), and the March 2020 Term Loan Credit Agreement (which was repaid in September 2020), each contain terms pursuant to which the interest rate charged could vary, at our option, depending on the selected interest period. Our Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. Borrowings under the CP Program may bear interest on a fixed rate or floating rate basis and will vary based on market conditions at the time of borrowings. For information on our borrowings and interest rates charged under: (i) the Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Credit Rating Provisions and Material Debt Covenants– Material Debt Credit Rating, Financial and Cross-Default Covenants,” and Note 5 to Financial Statements, (ii) the January 2020 Term Loan Credit Agreement and March 2020 Term Loan Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Long-Term Unsecured Term Loan Credit Agreements,” (iii) the January 2021 Term Loan Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Available Liquidity/CP Program/Credit Facility/Short-Term Borrowings – January 2021 Term Loan Credit Agreement,” and (iv) the CP Program, See Note 5 to Financial Statements.

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

Our exposure to credit risk associated with trade accounts receivable totaled $767 million at December 31, 2020.  The receivable amount is before the allowance for uncollectible accounts, which totaled $7 million at December 31, 2020.  The exposure includes trade accounts receivable from REPs totaling $484 million, which are generally noninvestment grade and from transmission customers totaling $62 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk.  At December 31, 2020, REP subsidiaries of two entities represented 21% and 15% of the trade receivable balance.  No other customers represented 10% or more of the trade accounts receivable balance.  We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation. See “Item 1A. Risk Factors - Our revenues are concentrated in a small number of customers and a significant delay or default in payment could adversely affect our cash flows, liquidity, financial condition and/or results of operations.” for a discussion of the February 2021 winter weather events and potential credit risk related to that event.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both December 31, 2020 and 2019.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•

legislation, governmental policies and orders, and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, ERCOT, the NERC, the Texas RE, the U.S. Department of Energy, the EPA, and the TCEQ, and including with respect to:

-	allowed rate of return;
-	permitted capital structure;
-	industry, market and rate structure;
-	recovery of investments;
-	acquisition and disposal of assets and facilities;
-	operation and construction of assets and facilities;
-	changes in tax laws and policies, including the impact of the TCJA and the CARES Act; and
-	changes in and compliance with environmental, sourcing/supply chain, reliability and safety laws and policies;
•	legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;
•	weather conditions and other natural phenomena;

•	health epidemics and pandemics, including the evolving COVID-19 pandemic and its impact on Oncor’s business and the economy in general;
•	acts of sabotage, wars or terrorist or cyber security threats or activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;
•	ERCOT grid needs;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by us;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to us;
•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in U.S. credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•	financial and other restrictions under our debt agreements;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	actions by credit rating agencies;
•	our ability to effectively execute our operational strategy; and
•	the risk that any potential cost savings and any other potential synergies from the InfraREIT Acquisition may not be fully realized or may take longer to realize than expected.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters –Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Public Utility Commission of Texas (the “PUCT”), which has jurisdiction with respect to the rates of electric transmission and distribution companies in Texas. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense, depreciation expense; and provision in lieu of income taxes.

The economic effects of regulation can result in regulated companies recording costs that have been, or are deemed probable to be, allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as regulatory assets and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). The PUCT’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the PUCT will not approve: (1) full recovery of the costs of providing utility service or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in assessing the likelihood of recovery or refund in future rates of deferred costs and utility investments.  Auditing management’s assertions requires specialized knowledge of accounting for rate regulation and subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to regulatory matters and accounting for the impacts of rate regulation included the following, among others:

•

We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates reported as regulatory liabilities, including management’s controls over the initial recognition of amounts deferred as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect reported balances.

•

We read relevant regulatory orders issued by the PUCT for the Company and other publicly available information to assess management’s judgments regarding the likelihood of recovery or refunds in future rates, including consideration of precedent of the PUCT’s treatment of similar costs under similar circumstances.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2021

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2020	2019	2018
	(millions of dollars)
Operating revenues (Note 3)	$4,511	$4,347	$4,101
Operating expenses:
Wholesale transmission service	975	1,005	962
Operation and maintenance (Note 11)	925	899	875
Depreciation and amortization	786	723	671
Provision in lieu of income taxes (Notes 1, 4 and 11)	148	138	152
Taxes other than amounts related to income taxes	538	508	496
Total operating expenses	3,372	3,273	3,156
Operating income	1,139	1,074	945
Other deductions and (income) - net (Note 12)	33	63	84
Nonoperating benefit in lieu of income taxes (Note 4)	(12)	(15)	(35)
Interest expense and related charges (Note 12)	405	375	351
Net income	$713	$651	$545

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(millions of dollars)
Net income	$713	$651	$545
Other comprehensive income (loss):
Cash flow hedges – derivative value net gain (loss) recognized in net income (net of tax expense (benefit) of ($5), $- and $1) (Notes 1 and 8)	(21)	2	2
Defined benefit pension plans (net of tax expense of $-, $- and $45) (Notes 8 and 9)	9	27	(65)
Total other comprehensive income (loss)	(12)	29	(63)
Comprehensive income	$701	$680	$482

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(millions of dollars)

Cash flows — operating activities:
Net income	$713	$651	$545
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	866	806	777
Provision in lieu of deferred income taxes – net	32	55	18
Other – net	(1)	(3)	(3)
Changes in operating assets and liabilities:
Accounts receivable — trade	(78)	(53)	68
Inventories	4	(30)	(25)
Accounts payable — trade	(29)	21	30
Regulatory accounts related to reconcilable tariffs (Note 2)	33	(44)	66
Other — assets	(71)	(204)	33
Other — liabilities	56	76	(27)
Cash provided by operating activities	1,525	1,275	1,482
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	1,810	2,460	1,150
Repayments of long-term debt (Note 6)	(1,164)	(1,094)	(825)
Proceeds of business acquisition bridge loan	-	600	-
Repayment of business acquisition bridge loan	-	(600)	-
Net increase (decrease) in short-term borrowings (Note 5)	24	(882)	(137)
Capital contributions from members (Note 8)	788	1,978	284
Distributions to members (Note 8)	(356)	(319)	(209)
Debt discount, premium, financing and reacquisition costs – net	(54)	(39)	(14)
Cash provided by financing activities	1,048	2,104	249
Cash flows — investing activities:
Capital expenditures (Note 11)	(2,540)	(2,097)	(1,767)
Business acquisition (Note 13)	-	(1,324)	-
Expenditures for third party in joint project	(96)	-	-
Reimbursement from third party in joint project	66	-	-
Other – net	20	43	18
Cash used in investing activities	(2,550)	(3,378)	(1,749)
Net change in cash and cash equivalents	23	1	(18)
Cash and cash equivalents — beginning balance	4	3	21
Cash and cash equivalents — ending balance	$27	$4	$3

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2020	2019
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$27	$4
Trade accounts receivable – net (Note 12)	760	661
Amounts receivable from members related to income taxes (Note 11)	7	3
Materials and supplies inventories — at average cost	144	148
Prepayments and other current assets	100	96
Total current assets	1,038	912
Investments and other property (Note 12)	142	133
Property, plant and equipment – net (Note 12)	21,225	19,370
Goodwill (Notes 1 and 12)	4,740	4,740
Regulatory assets (Note 2)	1,779	1,775
Operating lease ROU, third-party joint project and other assets (Notes 1 and 7)	248	106
Total assets	$29,172	$27,036

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$70	$46
Long-term debt due currently (Note 6)	-	608
Trade accounts payable (Note 11)	392	394
Amounts payable to members related to income taxes (Note 11)	23	22
Accrued taxes other than amounts related to income	269	236
Accrued interest	87	83
Operating lease and other current liabilities (Note 7)	279	237
Total current liabilities	1,120	1,626
Long-term debt, less amounts due currently (Note 6)	9,229	8,017
Liability in lieu of deferred income taxes (Notes 1, 4 and 11)	1,923	1,821
Regulatory liabilities (Note 2)	2,855	2,793
Employee benefit obligations (Note 9)	1,808	1,834
Operating lease, third-party joint project and other obligations (Note 12)	305	146
Total liabilities	17,240	16,237
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account ― number of units outstanding 2020 and 2019 – 635,000,000	12,083	10,938
Accumulated other comprehensive loss	(151)	(139)
Total membership interests	11,932	10,799
Total liabilities and membership interests	$29,172	$27,036

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2020	2019	2018
	(millions of dollars)

Capital account:
Balance at beginning of period	$10,938	$8,624	$8,004
Net income	713	651	545
Capital contributions from members (Note 8)	788	1,978	284
Distributions to members (Note 8)	(356)	(319)	(209)
ASU 2018-02 stranded tax effects	-	4	-
Balance at end of period (number of units outstanding: 2020, 2019 and 2018 – 635,000,000)	$12,083	$10,938	$8,624

Accumulated other comprehensive income (loss), net of tax effects (Note 8):
Balance at beginning of period	$(139)	$(164)	$(101)
Net effects of cash flow hedges (net of tax expense (benefit) of ($5), $- and $1)	(21)	2	2
Defined benefit pension plans (net of tax expense of $-, $- and $45) (Note 9)	9	27	(65)
ASU 2018-02 stranded tax effects	-	(4)	-
Balance at end of period	$(151)	$(139)	$(164)

Total membership interests at end of period	$11,932	$10,799	$8,460

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

Our consolidated financial statements includes the results of our wholly owned indirect subsidiary, NTU, which we acquired as part of the InfraREIT Acquisition that closed on May 16, 2019. NTU is a regulated utility that primarily provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas.

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

Until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to serving as an Oncor Officer Director.  Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.  STIH is a wholly owned indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition.

In addition, the Sempra Order provides that Oncor’s board of directors cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Order also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order and our Limited Liability Company Agreement to ring-fence Oncor from its owners include, among others:

•

A majority of the Disinterested Directors of Oncor and the directors designated by Texas Transmission that are present and voting (of which at least one must be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or operating and maintenance expenditures in such budget is more than a 10% increase or decrease from the corresponding amounts of such expenditures in the budget for the preceding fiscal year or multi-year period, as applicable;

•

Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its Disinterested Directors or either of the two directors appointed by Texas Transmission determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements;

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

•

Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the membership interests of Oncor, and there will be no debt at STH or STIH at any time following the closing of the Sempra Acquisition;

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

•

There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates pledging Oncor assets or membership interests for any entity other than Oncor; and

•

Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the closing of the Sempra Acquisition, unless otherwise specifically authorized by the PUCT.

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

Revenue Recognition

Oncor’s revenue is billed under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers.  Tariff rates are designed to recover the cost of providing electric delivery service including a reasonable rate of return on invested capital.  Revenues are generally recognized when the underlying service has been provided in an amount prescribed by the related tariff.  See Note 3 for additional information regarding revenues.

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

For our annual goodwill impairment testing, we have the option to first make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying amount before applying the quantitative goodwill impairment test. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and the overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our enterprise fair value is less than our enterprise carrying amount, then we perform a quantitative goodwill impairment test. If, after performing the quantitative goodwill impairment test, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of carrying amount over fair value, not to exceed the carrying amount of goodwill.

In each of 2020, 2019 and 2018, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value.  As a result, no quantitative goodwill impairment tests were required and no impairments were recognized.

Provision in Lieu of Income Taxes

Our tax sharing agreement with Oncor Holdings, Texas Transmission and STH provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities were taxed as corporations and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

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

Defined Benefit Pension Plans and Oncor OPEB Plans

We have liabilities under pension plans that offer benefits based on either a traditional defined benefit formula or a cash balance formula and Oncor OPEB plans that offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees.  Costs of pension and Oncor OPEB plans are dependent upon numerous factors, assumptions and estimates.  See Note 9 for additional information regarding pension and OPEB plans.

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

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules.  Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness.  Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.  See Note 2 for more information regarding regulatory assets and liabilities.

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed.  AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days.  The interest portion of capitalized AFUDC is accounted for as a reduction to interest expense and the equity portion of capitalized AFUDC is accounted for as other income.  See Note 12 for detail of amounts reducing interest expense and increasing other income.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.  The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.  The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension and Oncor OPEB plans’ trusts (see Note 9) and long-term debt (see Note 6).

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

Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” – In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The standard allows entities to account for contract modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract).  Our Credit Facility uses LIBOR as a benchmark for establishing interest rates.  Implementation has not had an impact on our consolidated financial statements. In the event we modify our Credit Facility related to the phase-out of LIBOR, we will evaluate the optional expedients and exceptions under the standard.

2.    REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT.  Components of our regulatory assets and liabilities and their remaining recovery periods as of December 31, 2020 are provided in the table below.  Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	At December 31,
	December 31, 2020	2020	2019

Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$672	$623
Employee retirement costs being amortized	7 years	227	262
Employee retirement costs incurred since the last rate review period (b)	To be determined	67	79
Self-insurance reserve (primarily storm recovery costs) being amortized	7 years	266	309
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	256	238
Debt reacquisition costs	Lives of related debt	25	29
Under-recovered AMS costs	7 years	149	170
Energy efficiency performance bonus (a)	1 year or less	14	9
Wholesale distribution substation service	To be determined	55	34
Unrecovered expenses related to COVID-19 (d)	To be determined	27	-
Other regulatory assets	Various	21	22
Total regulatory assets		1,779	1,775

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,262	1,178
Excess deferred taxes	Primarily over lives of related assets	1,508	1,574
Over-recovered wholesale transmission service expense (a)	1 year or less	52	30
Unamortized gain on reacquisition of debt	Lives of related debt	27	-
Other regulatory liabilities	Various	6	11
Total regulatory liabilities		2,855	2,793
Net regulatory assets (liabilities)		$(1,076)	$(1,018)

____________

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.
(c)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(d)

Includes $21 million incremental costs incurred resulting from the effects of the COVID-19 pandemic, including costs related to our pandemic response plan and $6 million related to the COVID-19 Electricity Relief Program.

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

To fund the COVID-19 ERP, the PUCT authorized a $0.33 per MWh surcharge to be collected by transmission and distribution utilities through rates and directed ERCOT to provide loans to those transmission and distribution utilities for the initial funding of the COVID-19 ERP. As a result, in April 2020 we filed a tariff rider implementing the surcharge and received an unsecured loan from ERCOT in the principal amount of $7 million, which was repaid in December 2020. Surcharge collections were recorded as a regulatory liability until the funds were used. Surcharge collections could only be used to reimburse transmission and distribution utilities and REPs for eligible unpaid bills from residential customers enrolled in the COVID-19 ERP and to cover costs of a third-party administrator to administer the eligibility process. At December 31, 2020, we had billed $32 million under the rider surcharge. Reimbursements paid by us pursuant to the COVID-19 ERP totaled $38 million through December 31, 2020 (including $18 million of reimbursements to Oncor for electricity delivery charges). As of February 9, 2021, we had billed amounts under the tariff surcharge approximately equal to the reimbursements paid by us pursuant to the COVID-19 ERP and ceased billing the tariff rider surcharge.

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At December 31, 2020, we recorded $21 million with respect to this regulatory asset. For more information on regulatory assets and liabilities, see Note 1.

InfraREIT Acquisition Approval (PUCT Docket No. 48929)

On May 9, 2019, the PUCT issued a final order in Docket No. 48929 approving the transactions contemplated by the InfraREIT Acquisition, including the SDTS-SU Asset Exchange, and Sempra’s acquisition of an indirect 50% ownership interest in Sharyland Holdings, L.P., the parent of Sharyland. For more information on these transactions, see Note 13.

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

In 2018, we made filings to incorporate the impacts of the TCJA into our tariffs, including the reduction in the corporate income tax rate from 35% to 21% and amortization of excess deferred federal income taxes.  In September 2018, we reached an unopposed stipulation regarding an overall settlement of the TCJA impacts. The settlement included, on an annual basis, a  $144 million decrease in our revenue requirement related to the reduction of income tax expense currently in rates and a $75 million decrease related to amortization of excess deferred federal income taxes. Excess deferred federal income taxes are being refunded as required by the PUCT generally over the lives of the related assets.

The settlement rates were implemented on an interim basis during 2018 and were approved by the PUCT on April 4, 2019.  During 2018, interim TCOS rates included refunds of excess deferred federal income taxes that were lower than the amount ultimately approved by the PUCT. Therefore, the PUCT approved in Docket 49160 an additional one-time refund of $9 million, which was made in April and May of 2019.

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP.  Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.  In 2020 and 2019, the PUCT approved a $14 million and $9 million bonus that we recognized in revenues in 2020 and 2019, respectively.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Year Ended December 31,
	2020	2019
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$2,156	$2,143
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	803	681
Billed to REPs serving Oncor distribution customers, through TCRF	446	391
Total transmission base revenues	1,249	1,072
Other miscellaneous revenues	87	77
Total revenues contributing to earnings	3,492	3,292

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	975	1,005
EECRF	44	50
Revenues collected for pass-through expenses	1,019	1,055

Total operating revenues	$4,511	$4,347

Customers

Our distribution customers consist of approximately 95 REPs and certain electric cooperatives in our certificated service area.  The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.  Our transmission base revenues are collected from load serving entities benefitting from our transmission system.  Our transmission customers consist of municipalities, electric cooperatives and other distribution companies.  REP subsidiaries of our two largest customers collectively represented 25% and 18% of our total operating revenues for the year ended 2020, 23% and 18% for the year ended 2019 and 23% and 19% for the year ended 2018.  No other customer represented more than 10% of our total operating revenues.

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

Lubbock Joint Project with LP&L

Oncor is currently involved in an estimated $400 million joint project with LP&L, with costs and resulting assets to ultimately be split by Oncor and LP&L, that involves the build out of transmission lines to join the City of Lubbock to the ERCOT market. Oncor is completing the construction, with LP&L reimbursing Oncor during the project for its portion of the construction costs.  The LP&L related assets and a corresponding liability will remain on Oncor’s balance sheet until the end of the project when title to the LP&L portion of the assets transfers to LP&L.  As a unique and nonrecurring construction project, the transfer of title will be accounted for as a sale of nonfinancial assets once construction is complete.

4.    PROVISION IN LIEU OF INCOME TAXES

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At December 31,
	2020	2019

Deferred Tax Related Assets:
Employee benefit liabilities	$233	$224
Regulatory liabilities	48	51
Other	47	28
Total	328	303
Deferred Tax Related Liabilities:
Property, plant and equipment	1,994	1,851
Regulatory assets	255	272
Other	2	1
Total	2,251	2,124
Liability in lieu of deferred income taxes – net	$1,923	$1,821

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018

Reported in operating expenses:
Current:
U.S. federal	$100	$69	$112
State	22	22	21
Deferred:
U.S. federal	27	49	21
State	-	-	-
Amortization of investment tax credits	(1)	(2)	(2)
Total reported in operating expenses	148	138	152
Reported in other income and deductions:
Current:
U.S. federal	(17)	(21)	(32)
State	-	-	-
Deferred federal	5	6	(3)
Total reported in other income and deductions	(12)	(15)	(35)
Total provision in lieu of income taxes	$136	$123	$117

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2020	2019	2018

Income before provision in lieu of income taxes	$849	$774	$662
Provision in lieu of income taxes at the U.S. federal statutory rate of 21%	$178	$163	$139
Amortization of investment tax credits – net of deferred tax effect	(1)	(2)	(2)
Amortization of excess deferred taxes	(52)	(52)	(18)
Texas margin tax, net of federal tax benefit	18	17	17
Nontaxable gains on benefit plan investments	(2)	(2)	(1)
Other	(5)	(1)	(18)
Reported provision in lieu of income taxes	$136	$123	$117
Effective rate	16.0%	15.9%	17.7%

The net amounts of $1.923 billion and $1.821 billion reported in the balance sheets at December 31, 2020 and 2019, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities.  Upon the sale of equity interests to Texas Transmission and Investment LLC in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders.  Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation.  Accordingly, as the temporary differences become taxable, we will pay the equity holders.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

The statute of limitations is open for our partnership tax returns for the years beginning after December 31, 2016.  Texas margin tax returns are under examination or still open for examination for tax years beginning after 2015.  We are not a member of any consolidated federal tax group and assess our liability for uncertain tax positions in our partnership returns.

We had no uncertain tax positions in 2020,  2019 and 2018.  Noncurrent liabilities included no accrued interest related to uncertain tax positions at December 31, 2020 and 2019.  There were no amounts recorded related to interest and penalties in the years ended December 31, 2020, 2019 and 2018.  The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

5.    SHORT-TERM BORROWINGS

At December 31, 2020 and 2019, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At December 31,
	2020	2019
Total credit facility borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(70)	(46)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(9)	(10)
Available unused credit	$1,921	$1,944

____________

(a)	The weighted average interest rates for commercial paper were 0.17% and 1.84% at December 31, 2020 and December 31, 2019, respectively.
(b)	At December 31, 2020, the applicable interest rate for any outstanding borrowings was LIBOR plus 1.25%.
(c)	Interest rates on outstanding letters of credit at December 31, 2020 and December 31, 2019 were 1.45% and 1.20%, respectively, based on our credit ratings.

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

The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on our credit ratings.  Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 1.125% to 1.750% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase, (2) the greater of the federal funds effective rate or the overnight banking rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.125% to 0.750% depending on credit ratings assigned to our senior secured non-credit enhanced long-term debt.  Amounts borrowed under the Credit Facility, once repaid, can be borrowed again from time to time.

An unused commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate equal to 0.075% to 0.225% (such spread depending on certain credit ratings assigned to our senior secured debt) of the daily unused commitments under the Credit Facility.  Letter of credit fees on the stated amount of letters of credit issued under the Credit Facility are payable to the lenders quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR.  Customary fronting and administrative fees are also payable to letter of credit fronting banks.  At December 31, 2020, letters of credit bore interest at 1.45%, and a commitment fee (at a rate of 0.10%) per annum) was payable on the unfunded commitments under the Credit Facility, each based on our current credit ratings.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

6.    LONG-TERM DEBT

Our secured debt is secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness.  See “Deed of Trust” below for additional information.  At December 31, 2020 and 2019, our long-term debt consisted of the following:

	December 31,
	2020	2019

Fixed Rate Secured:
5.75% Senior Notes due September 30, 2020	$-	$126
8.50% Senior Notes, Series C, due December 30, 2020	-	14
4.10% Senior Notes, due June 1, 2022	400	400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	-
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
7.25% Senior Notes, Series B, due December 30, 2029	-	36
2.75% Senior Notes due May 15, 2030	400	-
6.47% Senior Notes, Series A, due September 30, 2030	-	83
7.00% Senior Notes due May 1, 2032	494	500
7.25% Senior Notes due January 15, 2033	323	350
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	500
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	500
3.10% Senior Notes, due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	-
5.35% Senior Notes due October 1, 2052	300	-
Secured long-term debt	9,327	8,221
Variable Rate Unsecured:
Term loan credit agreement maturing October 6, 2020	-	460
Total long-term debt	9,327	8,681
Unamortized discount and debt issuance costs	(98)	(56)
Less amount due currently	-	(608)
Long-term debt, less amounts due currently	$9,229	$8,017

Long-Term Debt-Related Activity in 2020

Senior Secured Notes

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

The 2030 and 2050 Notes were issued pursuant to the provisions of an Indenture, dated as of August 1, 2002, between Oncor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York) (as amended and supplemented, the Indenture). The 2030 Notes and the 2050 Notes each constitute a separate series of notes under the Indenture, but will be treated together with Oncor’s other outstanding debt securities issued under the Indenture for amendments and waivers and for taking certain other actions.

The 2030 Notes bear interest at a rate of 2.75% per annum and mature on May 15, 2030. The 2050 Notes bear interest at a rate of 3.70% per annum and mature on May 15, 2050. Interest on the 2030 Notes and 2050 Notes is payable in cash semiannually in arrears on May 15 and November 15 of each year, and the first interest payment was due on November 15, 2020. Prior to February 15, 2030, in the case of the 2030 Notes and November 15, 2049, in the case of the 2050 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after February 15, 2030, in the case of the 2030 Notes and November 15, 2049, in the case of the 2050 Notes, we may redeem such Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such Notes, plus accrued and unpaid interest.

The 2030 Notes and 2050 Notes were issued in a private placement and were not registered under the Securities Act. In August 2020, we completed an offering with the holders of the 2030 Notes and 2050 Notes to exchange their respective notes for notes that have terms identical in all material respects to the 2030 Notes and 2050 Notes (Exchange Notes), except that the Exchange Notes do not contain terms with respect to transfer restrictions, registration rights and payment of additional interest for failure to observe certain obligations in a certain registration rights agreement. The Exchange Notes were registered on a Form S-4, which was declared effective in July 2020.

Debt Exchange and 2052 Notes Issuance

On September 23, 2020, we issued $300 million aggregate principal amount of 5.35% Senior Secured Notes due 2052 (the 2052 Notes) in exchange for a like aggregate principal amount of certain of our existing senior secured debt, consisting of (i) $35 million aggregate principal amount of our 7.25% Senior Notes, Series B, due December 30, 2029 (Series B Notes), (ii) $80 million aggregate principal amount of our 6.47% Senior Notes, Series A, due September 30, 2030 (Series A Notes), (iii) $6 million aggregate principal amount of our 7.00% Senior Secured Notes due May 1, 2032, (iv) $27 million aggregate principal amount of our 7.25% Senior Secured Notes due January 15, 2033, and (v) $152 million aggregate principal amount of our 5.30% Senior Secured Notes due June 1, 2042. We received no proceeds from the exchange.

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

The 2052 Notes were issued in a private placement and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2052 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of our offer to exchange freely tradable exchange notes for the 2052 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2052 Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the 2052 Notes or the exchange offer is not completed within 315 days after the issue date of the 2052 Notes (an exchange default), then the annual interest rate of the 2052 Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the 2052 Notes.

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

The 2025 Notes were issued pursuant to the provisions of the Indenture. The 2025 Notes constitute a separate series of notes under the Indenture, but will be treated together with our other outstanding debt securities issued under the Indenture for amendments and waivers and for taking certain other actions.

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

The 2025 Notes were issued in a private placement and were not registered under the Securities Act.  We have agreed, subject to certain exceptions, to register with the SEC notes having substantially identical terms as the 2025 Notes (except for provisions relating to the transfer restriction and payment of additional interest) as part of our offer to exchange freely tradable exchange notes for the 2025 Notes.  We have agreed to use commercially reasonable efforts to cause the exchange offer to be completed within 315 days after the issue date of the 2025 Notes.  If a registration statement for the exchange offer is not declared effective by the SEC within 270 days after the issue date of the 2025 Notes or the exchange offer is not completed within 315 days after the issue date of the 2025 Notes (an exchange default), then the annual interest rate of the 2025 Notes will increase 50 basis points per annum until the earlier of the expiration of the exchange default or the second anniversary of the issue date of the 2025 Notes.

January 2020 Term Loan Credit Agreement

On January 28, 2020, we entered into a  $450 million unsecured term loan credit agreement that had a maturity date of June 1, 2021 (January 2020 Term Loan Credit Agreement).  We borrowed an aggregate of $450 million under the January 2020 Term Loan Credit Agreement, consisting of $163 million on January 29, 2020, $55 million on February 28, 2020 and $232 million on March 17, 2020. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. Loans under the January 2020 Term Loan Credit Agreement bore interest at per annum rates equal to LIBOR plus 0.50%.  On December 23, 2020, we repaid all outstanding borrowings under the January 2020 Term Loan Credit Agreement, and as a result it is no longer in effect.

March 2020 Term Loan Credit Agreement

On March 23, 2020, we entered into an unsecured term loan credit agreement (March 2020 Term Loan Credit Agreement) with a commitment equal to an aggregate principal amount of $350 million. We entered into an amendment to the March 2020 Term Loan Credit Agreement in June 2020. As amended, the March 2020 Term Loan Credit Agreement had a maturity date of June 30, 2021 and provided for loans to bear interest at per annum rates equal to LIBOR plus 0.95%. We borrowed an aggregate of $110 million under the March 2020 Term Loan Credit Agreement, consisting of $15 million and $95 million on June 30, 2020 and July 31, 2020, respectively. The proceeds from each borrowing were used for general corporate purposes, including the repayment of notes outstanding under our CP Program. On September 28, 2020, we repaid all outstanding borrowings under the March 2020 Term Loan Credit Agreement, and as a result it is no longer in effect.

Interest Rate Hedge Transactions

In February and March of 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine interest rates on anticipated issuances of ten-year and thirty-year senior secured notes.  The hedges were terminated in March 2020 upon our issuance of the 2030 Notes and 2050 Notes.  We recognized a $29 million ($23 million after-tax) loss related to the fair value of the hedge transactions in accumulated other comprehensive loss.  We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at December 31, 2020 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months, including $2 million from the current year transactions.

Debt Repayments

Repayments of long-term debt during the year ended December 31, 2020 included $14 million principal amount of our 8.50% Senior Secured Notes, Series C, due December 30, 2020 (Series C Notes), $126 million aggregate principal amount of our 5.75% Senior Secured Notes due September 30, 2020, $110 million principal amount borrowed under the March 2020 Term Loan Credit Agreement, $450 million principal amount borrowed under the January 2020 Term Loan Credit Agreement, $460 million principal amount borrowed under a term loan credit agreement entered into in September   2019 (2019 Term Loan Credit Agreement) and $5 million principal amount of the quarterly amortizing debt for our Series A Notes, Series B Notes, and Series C Notes.  The Series A Notes, Series B Notes, and Series C Notes were issued pursuant to a note purchase agreement, dated as of May 3, 2019. As a result of the September 2020 senior secured notes exchange, in which all of the outstanding Series A Notes and Series B Notes were exchanged for a like principal amount of 2052 Notes, and the December 30, 2020 repayment of the Series C Notes upon maturity, no notes remain outstanding under that note purchase agreement. The $460 million principal amount repaid under the 2019 Term Loan Credit Agreement, the $450 million principal amount repaid under the January 2020 Term Loan Credit Agreement and the $110 million principal amount repaid under the March 2020 Term Loan Credit Agreement constituted all amounts outstanding under those respective agreements, and as a result of those repayments, the 2019 Term Loan Credit Agreement, January 2020 Term Loan Credit Agreement and March 2020 Term Loan Credit Agreement are no longer in effect.

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on certain Oncor transmission and distribution assets.  The property is mortgaged under the Deed of Trust.  The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.  At December 31, 2020, the amount of available bond credits was $2.115 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $3.328 billion.

Borrowings under the CP Program, the Credit Facility and our term loan credit agreements are not secured.

Maturities

Long-term debt maturities at December 31, 2020, are as follows:

Year	Amount
2021	$-
2022	882
2023	-
2024	500
2025	974
Thereafter	6,971
Unamortized discount and debt issuance costs	(98)
Total	$9,229

Fair Value of Long-Term Debt

At December 31, 2020 and 2019, the estimated fair value of our long-term debt (including current maturities) totaled $11.638 billion and $10.003 billion, respectively, and the carrying amount totaled $9.229 billion and $8.625 billion, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

7.COMMITMENTS AND CONTINGENCIES

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following tables summarize lease information on the consolidated balance sheet at December 31, 2020 and 2019.

	At December 31,
	2020	2019
Operating Leases:
ROU assets:
Operating lease ROU, third-party joint project and other assets	$132	$92

Lease liabilities:
Operating lease and other current liabilities	$29	$26
Operating lease, third-party joint project and other obligations	124	66
Total operating lease liabilities	$153	$92

Weighted-average remaining lease term (in years)	7	4
Weighted-average discount rate	2.8%	3.3%

The components of lease costs and cash paid for amounts included in the measurement of lease liabilities in 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost:
Operating lease costs (including amounts allocated to property, plant and equipment)	$42	$40
Short-term lease costs	10	34
Total operating lease costs	$52	$74

Operating lease payments:
Cash paid for amounts included in the measurement of lease liabilities	$35	$32

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2021	$33
2022	30
2023	23
2024	17
2025	9
Thereafter	58
Total undiscounted lease payments	170
Less imputed interest	(17)
Total operating lease obligations	$153

Capital Expenditures

As part of the Sempra Acquisition, Oncor has committed to make minimum aggregate capital expenditures equal to at least $7.5 billion over the five year period ending December 31, 2022.  Our capital expenditures from January 1, 2018 to December 31, 2020 totaled $6.4 billion.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements.  The requirement for the year 2021 is $52 million, which is recoverable in rates.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows.

Labor Contracts

At December 31, 2020, approximately 17% of our full time employees were represented by a labor union and covered by a collective bargaining agreement that expires in October 2022.

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

8.    MEMBERSHIP INTERESTS

Cash Contributions

On February 16, 2021, we received cash capital contributions from our members totaling $63 million. During 2020, we received the following capital cash contributions from our members.

Received	Amount
December 23, 2020	$361
December 22, 2020	89
October 27, 2020	77
July 28, 2020	87
April 27, 2020	87
February 18, 2020	87
$788

Cash Distributions

Distributions are limited by the requirement to maintain our regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes.  The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio.  For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt.  Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction.

The PUCT order issued in the Sempra Acquisition and our limited liability company agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment).  At December 31, 2020, our regulatory capitalization was 52.8% debt to 47.2% equity, and as a result we had $1.426 billion available to distribute to our members.

On February 17, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on February 18, 2021. During 2020, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 28, 2020	October 29, 2020	$82
July 29, 2020	July 30, 2020	92
April 29, 2020	April 30, 2020	91
February 19, 2020	February 20, 2020	91
		$356

During 2019, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
October 29, 2019	October 31, 2019	$106
July 30, 2019	July 31, 2019	71
May 1, 2019	May 2, 2019	71
February 20, 2019	February 22, 2019	71
		$319

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the years ended December 31, 2020, 2019 and 2018 net of tax.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$(18)	$(83)	$(101)
Defined benefit pension plans	-	(65)	(65)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	2	-	2
Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	27	27
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	2	-	2
Amounts reclassified from accumulated other comprehensive income (loss) to capital account	(4)	-	(4)
Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	9	9
Cash flow hedges — net decrease in fair value of derivatives (net of tax benefit of $6)	(24)	-	(24)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	3	-	3
Balance at December 31, 2020	$(39)	$(112)	$(151)

9.    EMPLOYEE BENEFIT PLANS

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service.  Amounts deferred are ultimately subject to regulatory approval.  At

December 31, 2020 and 2019, we had recorded regulatory assets totaling $966 million and $964 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service are not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA.  Employees do not contribute to either plan.  These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings.  The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. The weighted-average interest crediting rate assumption for the Cash Balance Formula was 3.0% for 2020. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

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

At December 31, 2020, the pension plans’ projected benefit obligation included a net actuarial loss of $302 million for 2020 due primarily to a decrease in the discount rate.  Actual returns on the plans’ assets in 2020 were more than the expected return on assets by $241 million.  We expect the pension plans’ amortizations of net actuarial losses to be $52 million in 2021.

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

At December 31, 2020, the Oncor OPEB Plans’ projected benefit obligation included a net actuarial loss of $20 million for 2020, including $65 million gain associated with mortality assumption changes, and updates to health care claims and trend assumptions, offset by a loss of $85 million due to a decrease in the discount rate. Actual returns on Oncor OPEB Plans’ assets in 2020 were more than the expected return on assets by $7 million.  We expect the Oncor OPEB Plans’ amortizations of net actuarial losses to increase by $8 million in 2021 reflecting these changes.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our obligations with respect to the various plans based on actuarial computations and reflect our employee and retiree demographics as described above.  Our net costs related to pension and the Oncor OPEB Plans were comprised of the following:

	Year Ended December 31,
	2020	2019	2018

Pension costs	$71	$63	$77
OPEB costs	19	41	70
Total benefit costs	90	104	147
Less amounts recognized principally as property or a regulatory asset	(13)	(27)	(69)
Net amounts recognized as operation and maintenance expense or other deductions	$77	$77	$78

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB information is based on December 31, 2020, 2019 and 2018 measurement dates:

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	3.13%	4.18%	3.54%	3.29%	4.41%	3.73%
Expected return on plan assets	4.94%	5.42%	5.11%	5.90%	6.19%	6.20%
Rate of compensation increase	4.64%	4.53%	4.46%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$29	$25	$27	$6	$6	$8
Interest cost	103	128	121	32	43	44
Expected return on assets	(109)	(119)	(120)	(8)	(7)	(9)
Amortization of prior service cost (credit)	-	-	-	(20)	(20)	(30)
Amortization of net loss	48	29	49	10	19	57
Curtailment cost (credit)	-	-	-	(1)	-	-
Net periodic pension and OPEB costs	$71	$63	$77	$19	$41	$70

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Curtailment	$-	$-	$-	$2	$-	$-
Net loss (gain)	61	-	67	14	(22)	(177)
Amortization of net loss	(48)	(29)	(49)	(10)	(19)	(57)
Amortization of prior service (cost) credit	-	-	-	20	20	30
Total recognized as regulatory assets or other comprehensive income	13	(29)	18	26	(21)	(204)
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$84	$34	$95	$45	$20	$(134)

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	2.40%	3.13%	4.18%	2.58%	3.29%	4.41%
Rate of compensation increase	4.80%	4.64%	4.53%	-	-	-

	Pension Plans		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,400	$3,162	$999	$1,006
Service cost	29	25	6	6
Interest cost	103	128	32	43
Participant contributions	-	-	18	19
Actuarial loss (gain)	302	367	20	(5)
Benefits paid	(165)	(164)	(63)	(70)
Curtailment	-	-	1	-
Settlements	(73)	(118)	-	-
Projected benefit obligation at end of year	$3,596	$3,400	$1,013	$999
Accumulated benefit obligation at end of year	$3,433	$3,283	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,494	$2,249	$141	$132
Actual return on assets	350	486	14	25
Employer contributions	134	41	35	35
Participant contributions	-	-	18	19
Benefits paid	(165)	(164)	(63)	(70)
Settlements	(73)	(118)	-	-
Fair value of assets at end of year	$2,740	$2,494	$145	$141

Funded Status:
Projected benefit obligation at end of year	$(3,596)	$(3,400)	$(1,013)	$(999)
Fair value of assets at end of year	2,740	2,494	145	141
Funded status at end of year	$(856)	$(906)	$(868)	$(858)

	Pension Plans		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(5)	$(5)	$(14)	$(15)
Other noncurrent liabilities	(863)	(901)	(854)	(843)
Net liability recognized	$(868)	$(906)	$(868)	$(858)
Assets:
Other noncurrent assets	$12	$-	$-	$-
Regulatory assets:
Net loss	556	531	132	129
Prior service credit	-	-	(16)	(37)
Net regulatory assets recognized	556	531	116	92
Net assets recognized	$568	$531	$116	$92
Accumulated other comprehensive net loss	$108	$120	$3	$1

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2020	2019

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	6.90%	7.20%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	7.80%	8.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2029

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2020	2019
Pension Plans with PBO and ABO in Excess of Plan Assets (a):
Projected benefit obligations	$3,596	$3,400
Accumulated benefit obligations	3,433	3,283
Plan assets	2,740	2,494

_________

(a)

PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan are included. Oncor’s obligations with respect to the Vistra Retirement Plan are overfunded. As of December 31, 2020, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $196 million, $194 million and $208 million, respectively. As of December 31, 2019, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $187 million, $184 million and $197 million, respectively.

The following table provides information regarding OPEB plans with accumulated projected benefit obligations (APBO) in excess of the fair value of plan assets.

	At December 31,
	2020	2019
OPEB Plans with APBO in Excess of Plan Assets
Accumulated postretirement benefit obligations	$1,013	$999
Plan assets	145	141

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

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business.  Each pool is invested in a broadly diversified portfolio as shown below.  The second pool represents 25% of total investments at December 31, 2020.

The target asset allocation ranges of the pension plan’s investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Non-recoverable

International equities	13% - 21%	6% - 12%
U.S. equities	16% - 24%	8% - 14%
Real estate	3% - 7%	-
Credit strategies	5% - 10%	5% - 9%
Fixed income	45% - 55%	68% - 78%

Our investment objective for the Oncor OPEB Plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.  The actual amounts at December 31, 2020 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2020 and 2019, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2020
	Level 1	Level 2	Level 3	Total

Asset Category
Equity securities:
U.S.	$220	$1	$-	$221
International	330	1	-	331
Fixed income securities:
Corporate bonds (a)	-	910	-	910
U.S. Treasuries	-	46	-	46
Other (b)	-	57	-	57
Total assets in the fair value hierarchy	$550	$1,015	$-	1,565
Total assets measured at net asset value (c)				1,175
Total fair value of plan assets				$2,740

	At December 31, 2019
	Level 1	Level 2	Level 3	Total

Asset Category
Equity securities:
U.S.	$194	$2	$-	$196
International	290	1	-	291
Fixed income securities:
Corporate bonds (a)	-	908	-	908
U.S. Treasuries	-	147	-	147
Other (b)	-	63	-	63
Real estate	-	-	3	3
Total assets in the fair value hierarchy	$484	$1,121	$3	1,608
Total assets measured at net asset value (c)				886
Total fair value of plan assets				$2,494

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

Fair Value Measurement of Oncor OPEB Plans’ Assets

At December 31, 2020 and 2019, the Oncor OPEB Plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2020
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$9	$-	$-	$9
Equity securities:
U.S.	24	-	-	24
International	25	-	-	25
Fixed income securities:
Corporate bonds (a)	-	34	-	34
U.S. Treasuries	-	1	-	1
Other (b)	19	3	-	22
Total assets in the fair value hierarchy	$77	$38	$-	115
Total assets measured at net asset value (c)				30
Total fair value of plan assets				$145

	At December 31, 2019
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$6	$-	$-	$6
Equity securities:
U.S.	24	-	-	24
International	28	-	-	28
Fixed income securities:
Corporate bonds (a)	-	31	-	31
U.S. Treasuries	-	3	-	3
Other (b)	22	2	-	24
Total assets in the fair value hierarchy	$80	$36	$-	116
Total assets measured at net asset value (c)				25
Total fair value of plan assets				$141

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

Pension Plans		Oncor OPEB Plans
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	7.58%	401(h) accounts	5.59%
U.S. equity securities	6.50%	Life insurance VEBA	5.10%
Real estate	5.60%	Union VEBA	5.10%
Credit strategies	3.90%	Non-union VEBA	1.10%
Fixed income securities	2.32%	Shared retiree VEBA	1.10%
Weighted average (a)	4.57%	Weighted average	5.24%

_____________

(a)The 2021 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 3.75%, and for Oncor’s obligations with respect to the Vistra Retirement Plan is 4.20%.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2020, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2020 consisted of 862 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings.  For Oncor’s obligations with respect to the Vistra Retirement Plan and the Oncor OPEB Plans at December 31, 2020, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2020 consisted of 305 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Pension and Oncor OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2020	2019	2018

Pension plans contributions	$134	$41	$82
Oncor OPEB Plans contributions	35	35	41
Total contributions	$169	$76	$123

Our funding for the pension plans and the Oncor OPEB Plans is expected to total $24 million and $35 million, respectively in 2021 and approximately $560 million and $176 million, respectively, in the five-year period 2021 to 2025.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2021	2022	2023	2024	2025	2026-30

Pension plans	$186	$189	$192	$195	$197	$975
Oncor OPEB Plans	$49	$51	$52	$53	$54	$271

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, the Oncor Thrift Plan, which is a participant-directed defined contribution plan subject to the provisions of ERISA and intended to qualify under Section 401(a) of the Code, and to meet the requirements of Code Sections 401(k) and 401(m). Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law.  Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan.  Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options.  Our contributions to the Oncor Thrift Plan totaled $23 million,  $20 million and $19 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10.   STOCK-BASED COMPENSATION

We currently do not offer stock-based compensation to our employees or directors.  In 2008 and 2009, we established stock appreciation rights (SARs) plans under which certain of our executive officers, key employees and non-employee members of our board of directors were granted SARs payable in cash, or in some circumstances, Oncor membership interests.

In November 2012, we accepted the early exercise for cash payments of all outstanding SARs (both vested and unvested) issued to date pursuant to both SARs plans.  As part of the 2012 early exercise of SARs we began accruing interest on dividends declared with respect to the SARs.  Under both SARs plans, dividends that were paid in respect of Oncor membership interests while the SARs were outstanding were credited to the SARs holder’s account as if the SARs were units, payable upon the earliest to occur of death, disability, separation from service, unforeseeable emergency, a change in control, or the occurrence of an event triggering SAR exercisability.  As a result of the Sempra Acquisition, the dividend and interest accounts were distributed in 2018, totaling $15 million.   For accounting purposes, the liability was discounted based on an employee’s or director’s expected retirement date. We recognized $4 million in accretion and interest with respect to such dividend and interest accounts in 2018.  No SARs liability remained at December 31, 2020 and 2019.

11.   RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters.

•

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2020			At December 31, 2019
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$(6)	$(1)	$(7)	$(2)	$(1)	$(3)
Texas margin tax payable	23	-	23	22	-	22
Net payable (receivable)	$17	$(1)	$16	$20	$(1)	$19

Cash payments made to (received from) members related to income taxes consisted of the following:

	Year Ended December 31,
	2020			2019			2018
	STH	Texas Transm.	Total	STH	Texas Transm.	Total	STH	EFH Corp.	Texas Transm.	Total

Federal income taxes	$70	$17	$87	$45	$11	$56	$59	$(19)	$10	$50
Texas margin taxes	22	-	22	22	-	22	21	-	-	21
Total payments (receipts)	$92	$17	$109	$67	$11	$78	$80	$(19)	$10	$71

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

•

Sempra acquired an indirect 50% interest in Sharyland Holdings, L.P., the parent of Sharyland, in the Sempra-Sharyland Transaction. As a result of the Sempra-Sharyland Transaction, Sharyland is now our affiliate for purposes of PUCT rules.  Pursuant to the PUCT order in Docket No. 48929 approving the InfraREIT Acquisition, upon closing of the InfraREIT Acquisition we entered into an operation agreement pursuant to which we will provide certain operations services to Sharyland at cost with no markup or profit. Sharyland provided wholesale transmission service to us in the amount of $13 million and $9 million in the year ended December 31, 2020 and in the period between the May 16, 2019 InfraREIT Acquisition date through December 31, 2019, respectively. We provided substation monitoring and switching service to Sharyland in the amount of $629,000 and $303,000 in the year ended December 31, 2020 and in the period between the May 16, 2019 InfraREIT Acquisition date through December 31, 2019, respectively.

•	We paid Sempra $119,000 and $109,000 for the years ended December 31, 2020 and 2019, respectively for tax work.

See Notes 1, 4,  and 8 for information regarding the tax sharing agreement and distributions to members.

12.   SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Year Ended December 31,
	2020	2019	2018

Professional fees	$6	$10	$12
Sempra Acquisition related costs	-	-	12
InfraREIT Acquisition related costs	-	9	-
Recoverable Pension and OPEB - non-service costs	55	57	53
Non-recoverable pension and OPEB	4	4	6
AFUDC equity income	(29)	(10)	-
Interest income	(4)	(5)	(1)
Other	1	(2)	2
Total other deductions and (income) - net	$33	$63	$84

Interest Expense and Related Charges

	Year Ended December 31,
	2020	2019	2018

Interest	$413	$382	$358
Amortization of debt issuance costs and discounts	11	9	6
Less AFUDC – capitalized interest portion	(19)	(16)	(13)
Total interest expense and related charges	$405	$375	$351

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2020	2019

Gross trade accounts and other receivables	$767	$666
Allowance for uncollectible accounts	(7)	(5)
Trade accounts receivable – net	$760	$661

At December 31, 2020, REP subsidiaries of two of our largest customers represented 21% and 15% of the trade accounts receivable balance and  no other customers represented 10% or more of the trade accounts receivable balance. At  December 31, 2019, REP subsidiaries of two of our largest customers represented 15% and 11% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2020	2019

Assets related to employee benefit plans	$124	$119
Land	16	12
Other	2	2
Total investments and other property	$142	$133

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.  At December 31, 2020 and 2019, the face amount of these policies totaled $181 million and $172 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $97 million and $95 million at December 31, 2020 and 2019, respectively.  Changes in cash surrender value are netted against premiums paid.  Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Avg. Life at December 31, 2020	2020	2019
Assets in service:
Distribution	2.5% / 39.4 years	$14,937	$14,007
Transmission	2.9% / 34.8 years	12,156	11,094
Other assets	6.7% / 14.9 years	1,855	1,648
Total		28,948	26,749
Less accumulated depreciation		8,336	7,986
Net of accumulated depreciation		20,612	18,763
Construction work in progress		593	585
Held for future use		20	22
Property, plant and equipment – net		$21,225	$19,370

Depreciation expense as a percent of average depreciable property approximated 2.7%, 2.7% and 2.8% for the years ended December 31, 2020, 2019 and 2018, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2020			At December 31, 2019
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$623	$112	$511	$575	$107	$468
Capitalized software	1,027	484	543	933	430	503
Total	$1,650	$596	$1,054	$1,508	$537	$971

Aggregate amortization expense for intangible assets totaled $62 million, $52 million and $50 million for the years ended December 31, 2020, 2019 and 2018, respectively.  At December 31, 2020, the weighted average remaining useful lives of capitalized land easements and software were 84 years and 9 years, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense

2021	$68
2022	68
2023	68
2024	67
2025	67

Goodwill totaling $4.740 billion  was reported on our balance sheet at both December 31, 2020 and 2019. See Note 1 regarding goodwill impairment assessment and testing.

Operating Lease, Third-Party Joint Project and Other Obligations

Operating lease, third-party joint project and other obligations reported on our balance sheet consisted of the following:

	At December 31,
	2020	2019

Operating lease liabilities (Notes 1 and 7)	$124	$66
Investment tax credits	5	6
Third-party joint project obligation (Note 1) (a)	100	4
Other	76	70
Total operating lease, third-party joint project and other obligations	$305	$146

____________

(a)	Oncor is currently involved in a joint project with LP&L. See Note 3 for more information.

Supplemental Cash Flow Information

	Year Ended December 31,
	2020	2019	2018
Cash payments (receipts) related to:

Interest	$406	$368	$368
Less capitalized interest	(19)	(16)	(13)
Interest payments (net of amounts capitalized)	$387	$352	$355

Amount in lieu of income taxes (a):
Federal	$87	$56	$50
State	22	22	21
Total payments (receipts) in lieu of income taxes	$109	$78	$71

Noncash increase in operating lease obligation for ROU assets	$72	$38	$-

Noncash investing and financing activity:

Acquisition (b):
Assets acquired	$-	$2,547	$-
Liabilities assumed	-	(1,223)	-
Cash paid	$-	$1,324	$-

Debt exchange (c):
Debt issued in debt exchange offering	$300	$-	$-
Debt exchanged in debt exchange offering	(300)	-	-
	$-	$-	$-

Noncash construction expenditures (d)	$254	$278	$174

______________

(a)	See Note 11 for income tax related detail.
(b)	See Note 13 for more information on noncash debt exchanges related to InfraREIT Acquisition.
(c)	See Note 6 for more information on noncash debt exchanges related to 2052 Notes issuance.
(d)	Represents end-of-period accruals.

Quarterly Information (unaudited)

Results of operations by quarter for the years ended December 31, 2020 and 2019 are summarized below.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made.  Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$1,072	$1,090	$1,232	$1,117
Operating income	242	285	362	250
Net income	131	176	258	148

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$1,016	$1,041	$1,211	$1,079
Operating income	216	253	369	236
Net income	116	139	263	133

13.   ACQUISITION ACTIVITY

InfraREIT Acquisition

In May 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners for a total cash consideration of $1.275 billion.  In addition, we paid certain transaction costs incurred by InfraREIT (including a management agreement termination fee of $40 million that InfraREIT paid an affiliate of Hunt Consolidated, Inc. at closing), with the aggregate cash consideration and payment of InfraREIT expenses totaling $1.324 billion.  We funded the cash consideration and certain transaction expenses with capital contributions in an aggregate amount of $1.330 billion received from Sempra and certain indirect equity holders of Texas Transmission.

In connection with and immediately following the closing of the InfraREIT Acquisition, In May 2019, we extinguished all $953 million outstanding principal amount of debt of InfraREIT and its subsidiaries through repaying $602 million principal amount of InfraREIT subsidiary debt and exchanging new Oncor senior secured debt for $351 million principal amount of InfraREIT subsidiary debt.

As a result of the InfraREIT Acquisition, which included the exchange of certain assets between SDTS and SU pursuant to the SDTS-SU Asset Exchange, we acquired our indirect subsidiary NTU and expanded our existing footprint in Texas by adding various electricity transmission and distribution assets and projects in the north, central, west and panhandle regions of Texas, including a joint project with LP&L for the build out and associated station work to join most of the City of Lubbock’s electric facilities to the ERCOT market.  For more information on the LP&L joint project, see Note 3.

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

The following tables set forth the purchase price paid. The final purchase price allocation was completed as of March 31, 2020.

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

Acquisition costs incurred in the InfraREIT Acquisition by Oncor and recorded to other deductions totaled zero in 2020 and $9 million in 2019.  Our statements of consolidated income include revenues and net income of the acquired business totaling $250 million and $106 million in 2020 and $156 million and $58 million in 2019, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the years ended December 31, 2019 and 2018 assumes that the InfraREIT Acquisition occurred on January 1, 2018. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2018, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

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

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this annual report.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There has been no other change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2020 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2020 Oncor Electric Delivery Company LLC's internal control over financial reporting was effective.

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

February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the financial statements as of and for the year ended December 31, 2020, of the Company and our report, dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2021

Item 9B.OTHER INFORMATION

On February 23, 2021, we submitted an irrevocable borrowing notice for a $140 million borrowing, to be made on February 26, 2021 under the January 2021 Term Loan Credit Agreement. The proceeds from the borrowing will be used for general corporate purposes, including repayment of outstanding CP Notes. Loans under the January 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank National Association, the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily one-month LIBOR plus 1%). For more information on the January 2021 Term Loan Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Available Liquidity/CP Program/Credit Facility/Short-Term Borrowings – January 2021 Term Loan Credit Agreement.”

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
James R. Adams	81

James R. Adams has served as a member of our board of directors since July 2015. He served as Chairman of our board of directors from July 2015  to March 2018. Mr. Adams has served as a business consultant, business advisor and private investor since 1998. He previously served from 1996 to 1998 as the Chairman of Texas Instruments Incorporated, a NASDAQ-listed, global Fortune 500 semiconductor company. Prior to 1996, Mr. Adams had an extensive career in the telecommunications industry, serving in various leadership positions with SBC Communications (now AT&T Inc.) and its affiliates and predecessors from 1965 until his retirement in 1995, including serving as Group President of SBC Communications Inc. from 1993 to 1995, President and CEO of Southwestern Bell Telephone Company from 1989 to 1993, President of the Texas division of Southwestern Bell from 1984 to 1989, and Executive Vice President of AT&T Residence Business from 1981 to 1984. Mr. Adams currently serves as a senior advisor to Texas Next Capital, a private equity partnership that invests in Texas businesses to drive economic growth in Texas. He also serves on the boards of directors of TransPecos Financial Corp. and several non-profit organizations, including serving as Chairman of University Health System, a county government-owned public district hospital for the San Antonio, Texas metropolitan area. He previously served as a board member of Texas Instruments Inc. from 1989 to 2010, and as a board member of Storage Tek Inc., Inet Inc., Prodigy Inc., Telefonos de Mexico, Republic Bank Corporation, and Interfirst Corporation.

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

Thomas M. Dunning (3)	78

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

Robert A. Estrada (1)	74

Robert A. Estrada has served as a member of our board of directors since October 2007. Mr. Estrada is Chief Compliance Officer, Senior Managing Director and Chairman Emeritus of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also previously served as Chairman of the Board and as President and Chief Executive Officer of the firm. Since its inception, Estrada Hinojosa & Company, Inc. has been involved in municipal bond underwritings totaling over $80 billion and has provided financial advisory services on financings totaling more than $50 billion. Mr. Estrada is a member of the boards of directors of Oncor Holdings and several civic and arts organizations. From 2001 until 2008, Mr. Estrada served on the Board of Regents of the University of Texas System, a system with over 60,000 employees and a budget of approximately $14 billion, pursuant to an appointment by the Governor of Texas. While serving on the University of Texas System Board of Regents, Mr. Estrada chaired its audit, compliance and management review committee. From 2004 until 2010, he served two consecutive terms on the board of directors of the Federal Reserve Bank of Dallas. From 1990 to 1994, Mr. Estrada also served on the board of directors of the Student Loan Marketing Association (Sallie Mae), a $45 billion entity and was a member of the board’s executive committee.

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

Printice L. Gary (1)	74

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

William T. Hill, Jr. (2)	78

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

Timothy A. Mack (2)	68

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

We believe Mr. Mack’s experience of over 40 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, as well as his prior experience in participating in the management of a large international law firm, brings to our board of directors additional knowledge and valuable first-hand experience with the duties of directors.

Jeffrey W. Martin (3)	59

Jeffrey W. Martin has served as a member of our board of directors since March 2018. Mr. Martin has served as Chief Executive Officer and a member of the board of directors of Sempra since May 1, 2018, and has served as Chairman of Sempra since December 1, 2018. Mr. Martin served as Executive Vice President and Chief Financial Officer of Sempra from January 2017 to April 30, 2018. Mr. Martin served at San Diego Gas & Electric Company (SDG&E), an indirect subsidiary of Sempra, as the Chief Executive Officer and a director beginning in January 2014.  Continuing in those roles, Mr. Martin was also appointed as the President in October 2015 and as the Chairman in November 2015, serving in each of these roles through December 2016. From 2010 to 2013, Mr. Martin served as the President and Chief Executive Officer of Sempra U.S. Gas & Power (USGP), a previous business unit of Sempra, and USGP’s predecessor organization, Sempra Generation, and before that, served as the Vice President of Investor Relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin is also a member of the board of directors of Oncor Holdings and serves on the board of directors for the American Petroleum Institute and the Business Roundtable and the board of trustees of the University of San Diego.  He also is a governor of the Oil and Gas and Electricity communities for the World Economic Forum.   He previously served on the boards of directors of the Edison Electric Institute, California Chamber of Commerce and National Association of Manufacturers.

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

Trevor I. Mihalik (1) (2)	54

Mr. Mihalik has served as a member of our board of directors since March 2020. Mr. Mihalik has served as Executive Vice President and Chief Financial Officer of Sempra since May 2018. Prior to that role, he served as Sempra’s Senior Vice President from December 2013 until April 2018 and as its Controller and Chief Accounting Officer from July 2012 until April 2018. Prior to joining Sempra, he served as Senior Vice President of Finance for Iberdrola Renewables, the U.S. subsidiary of Iberdrola S.A., a multinational utility and energy company headquartered in Bilbao, Spain. Prior to that, he was Vice President of Finance for Chevron Natural Gas and also served as its Vice President of Finance and Chief Financial Officer for its natural gas marketing, trading and storage joint venture, Bridgeline Holdings. Mr. Mihalik spent the first nine years of his career working in Houston and London in the energy practice of Price Waterhouse. Since December 2019, he has served on the board of directors of WD-40 Company, a Nasdaq listed global marketing organization that develops and sells maintenance, homecare and cleaning products, and currently serves as chair of the finance committee and as a member of the audit and governance committees.  Since 2017, Mr. Mihalik has served on the board of directors of SDG&E and Southern California Gas Company, both of which are indirect subsidiaries of Sempra, and since July 2020, Mr. Mihalik has served as a member of the board of directors of Infraestructura Energética Nova, S.A.B. de C.V., an entity indirectly majority-owned by Sempra that develops, builds and operates energy infrastructure in Mexico, and is listed on the Mexican Stock Exchange.  Mr. Mihalik is also a member of the board of directors of Oncor Holdings

Mr. Mihalik was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Mihalik’s significant financial, business, and management experience qualifies him to serve on our board of directors. His extensive experience in the utility and energy industries in particular brings substantial benefits to our board of directors.

Helen M. Newell (1)	52

Ms. Newell has served as a member of our board of directors since July 2019. Ms. Newell has served as a Senior Vice President - Infrastructure for GIC Special Investments Pte Ltd (GIC) focused on asset management in the Americas since October 2018. Ms. Newell has over 20 years of experience in operations and corporate roles in the infrastructure, transportation and mining sectors. Before joining GIC, Ms. Newell held various roles at Rio Tinto PLC and Rio Tinto Limited, a global diversified mining company listed on the London Stock Exchange and Australian Securities Exchange, serving as Global Head of Risk from 2014 until 2018 and Vice President - Infrastructure from 2011 until 2014. Prior to joining Rio Tinto, Ms. Newell worked for several Australian listed transportation and infrastructure companies. Ms. Newell began her career in management consulting, working on various transportation and telecommunications projects in Australia, Asia and North America. In her role as Senior Vice President – Infrastructure for GIC, Ms. Newell has also been appointed to the boards of directors of various companies in which GIC invests, including Duquesne Light Company, Associated British Ports Holdings Limited, WaterBridge Resources LLC, and Genesee & Wyoming Inc. and related holdings companies.

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

E. Allen Nye, Jr.	53

E. Allen Nye, Jr. has served as a member of our board of directors and our Chief Executive since March 2018. From January 2011 until March 2018, Mr. Nye served as our Senior Vice President, General Counsel and Secretary, and in such role was responsible for overseeing all of Oncor’s legal and compliance matters. In January 2013, his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008. Mr. Nye is a member of the board of directors of Oncor Holdings and since January 2019, also serves as a member of the board of directors of Infraestructura Energética Nova, S.A.B. de C.V., an entity indirectly majority-owned by Sempra that develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange.

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

Robert S. Shapard	65

Robert S. Shapard has served as a member of our board of directors since April 2007. He has served as Chairman of our board of directors since March 2018 and before that, served as Chairman from April 2007 until July 2015. From April 2007 until March 2018, he also served as Chief Executive of Oncor. Mr. Shapard joined EFH Corp.’s predecessor in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard has served since September 2013 as a member of the board of directors of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service, and currently serves as lead director as well as chair of the governance and ethics committee and as a member of the audit and finance committee. Since September 2020, Mr. Shapard has served as a member of the board of directors of NACCO Industries, Inc., a New York Stock Exchange-listed holding company for The North American Coal Corporation, which, with its affiliates, operates in the mining and natural resources industries. Mr. Shapard is also a director of Oncor Holdings.

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

Richard W. Wortham III (2) (3)	82

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

Steven J. Zucchet (2) (3)	55

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

(1)	Member of Audit Committee.
(2)	Member of Nominating and Governance Committee.
(3)	Member of O&C Committee.

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

Mr. Martin and Mr. Mihalik were each designated to serve on our board of directors by Sempra (through Oncor Holdings) and Ms. Newell and Mr. Zucchet were each designated to serve on our board of directors by Texas Transmission. Directors designated by Sempra and Texas Transmission are referred to as member directors.

Our Limited Liability Company Agreement provides that seven of our directors will be Disinterested Directors under the standards set forth in our Limited Liability Company Agreement. See “Certain Relationships and Related Transactions, and Director Independence — Director Independence” for a discussion of the director qualifications. We have determined that Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham are Disinterested Directors. Disinterested Directors are appointed by the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the Disinterested Directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist solely of Disinterested Directors. The Sempra Order and our Limited Liability Company Agreement provide that the current Disinterested Directors of Oncor will serve, if willing and able, for a term of three years from the closing of the Sempra Acquisition (subject to continuing to meet the Disinterested Director requirements). Thereafter, two of these directors will roll off of the board every two years, with the nominating committee of Oncor Holdings (subject to approval by a majority of the Disinterested Directors of the Oncor Holdings board of directors) determining the order of departure of these directors. As a result, two of our current Disinterested Directors are required to roll off the board before March 9, 2021 and two new Disinterested Directors are required to be appointed as their successors. Each new Disinterested Director will have a term of four years and the appointment of such directors will be consistent with the mandatory retirement age of 75, with each Disinterested Director’s term being able to be renewed for only one additional term of four years. To the extent any Disinterested Director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new Disinterested Director will be chosen by the nominating committee of Oncor Holdings subject to approval by a majority vote of the Disinterested Directors of Oncor Holdings’ board of directors. Any change to the size, composition, structure or rights of the boards must first be approved by the PUCT.

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

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Estrada, Gary and Mihalik and Ms. Newell.  Our board of directors of Oncor has determined that each of Messrs. Estrada and Gary is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Messrs. Estrada and Gary are Disinterested Directors under the standards set forth in our Limited Liability Company Agreement and independent directors for purposes of New York Stock Exchange independence standards. Mr. Mihalik is a member director designated by Sempra (through Oncor Holdings) and Ms. Newell is a member director designated by Texas Transmission.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	53	Chief Executive and Director

E. Allen Nye, Jr. has served as a member of our board of directors and our Chief Executive since March 2018. From January 2011 until March 2018, Mr. Nye served as our Senior Vice President, General Counsel and Secretary, and in such role was responsible for overseeing all of Oncor’s legal and compliance matters. In January 2013, his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008. Mr. Nye is a member of the board of directors of Oncor Holdings and since January 2019, also serves as a member of the board of directors of Infraestructura Energética Nova, S.A.B. de C.V., an entity indirectly majority-owned by Sempra that develops, builds and operates energy infrastructure in Mexico and is listed on the Mexican Stock Exchange.

Joel S. Austin	56	Senior Vice President and Chief Digital Officer

Joel S. Austin has served as our Senior Vice President since March 2018 and as our Chief Digital Officer since February 2019.  From May 2010 until March 2018, he served as our Vice President and Chief Information Officer. In his role as Senior Vice President and Chief Digital Officer, Mr. Austin oversees activities including market relations, customer engagement, measurement and billing, as well as the technology function. He joined Oncor in 2008 and has held a leadership position in the information technology function since that time. Prior to joining Oncor in 2008, Mr. Austin served in a number of positions within EFH Corp. and EFH Corp.’s predecessor, including roles in information technology, operations, sourcing management and business development since 1990. Mr. Austin has extensive experience in technology, management consulting, operations, cybersecurity, and global delivery management.

Walter Mark Carpenter	68	Senior Vice President, T&D Operations

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

Don J. Clevenger	50	Senior Vice President and Chief Financial Officer

Don J. Clevenger has served as our Senior Vice President and Chief Financial Officer since March 2018. From January 2013 until March 2018, he served as our Senior Vice President, Strategic Planning. From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010. Mr. Clevenger also served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of EFH Corp. since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) before he joined EFH Corp.’s predecessor.

Deborah L. Dennis	66	Senior Vice President, Chief Customer Officer and Chief HR Officer

Deborah L. Dennis has served as our Senior Vice President since January 2013, as our Chief Customer Officer since March 2018, and as our Chief HR Officer since February 2020. From January 2013 until February 2020, she also held the title of Senior Vice President, Human Resources & Corporate Affairs. In her role, Ms. Dennis oversees activities including customer service, community relations, economic development initiatives, human resources and corporate affairs. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for over 40 years in a number of corporate and customer service functions, including 13 years as a Vice President, most recently serving as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President—Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in customer services, human resources, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	60	Executive Vice President and Chief Operating Officer

James A. Greer has served as our Executive Vice President since March 2018 and as Chief Operating Officer since October 2011. Mr. Greer previously served as our Senior Vice President and Chief Operating Officer from October 2011 until March 2018. From October 2007 until October 2011, he served as our Senior Vice President, Asset Management and Engineering and in such role was responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as our Vice President. Since joining EFH Corp.’s predecessor in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations. Mr. Greer is a registered Professional Engineer in the State of Texas.

Angela Y. Guillory	49	Senior Vice President, Human Resources & Corporate Affairs

Angela Y. Guillory has served as our Senior Vice President, Human Resources & Corporate Affairs since February 2020.  In her role as Senior Vice President, Human Resources & Corporate Affairs, Ms. Guillory is responsible for Oncor’s human resource and corporate affairs functions, a role she performed as Vice President, Human Resources & Corporate Affairs, from March 2018 until February 2020. From November 2013 to March 2018, Ms. Guillory was Vice President, Customer and Market Operations where she led Oncor’s customer and market relations functions. Ms. Guillory has been employed with Oncor and its predecessor and affiliates for 27 years with experience in engineering, distribution operations, rates and regulatory, customer experience, and customer and market operations.

Matthew C. Henry	51	Senior Vice President, General Counsel & Secretary

Matthew C. Henry has served as our Senior Vice President, General Counsel and Secretary since March 2018, and in such role is responsible for overseeing all of Oncor’s legal and compliance matters as well as its regulatory and governmental affairs activity. From June 2008 until joining Oncor in March 2018, Mr. Henry practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he led the firm’s energy regulatory practice and focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to joining Vinson & Elkins, Mr. Henry was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008.

Malia Hodges	43	Senior Vice President and Chief Information Officer

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

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” in the “Investor Relations” section of the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to our Code of Conduct will be posted on our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1616 Woodall Rodgers Freeway, Suite 7E-002, Dallas, Texas 75202-1234.

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation table (our Named Executive Officers) were compensated in 2020. In 2020, our Named Executive Officers, as well as their current titles, were:

Name	Title
E. Allen Nye, Jr.	Chief Executive (CEO)
Don J. Clevenger	Senior Vice President and Chief Financial Officer
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer(1)
James A. Greer	Executive Vice President and Chief Operating Officer
Matthew C. Henry	Senior Vice President, General Counsel and Secretary

__________

(1)

Ms. Dennis became Senior Vice President, Chief Customer Officer and Chief HR Officer in February 2020. Until then, she served as Senior Vice President, Human Resources & Corporate Affairs, and Chief Customer Officer.

Role of the Organization and Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs.  The O&C Committee met five times in 2020.

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

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, from time to time as it deems appropriate.  The O&C Committee conducted such compensation reviews in the fourth quarter of 2020.  In determining the total direct compensation of our executive officers, the O&C Committee considers the performance and responsibilities of the executives and a competitive market and peer group analysis of executive compensation provided by compensation consultants engaged by the O&C Committee.  The O&C Committee obtains the input of the CEO on the performance of executive officers other than the CEO.  The CEO assesses the performance of each executive in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendation.  The O&C Committee also evaluates the CEO’s performance.  The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee (1) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (2) certifies the performance results for incentive payments for performance periods that ended on December 31 of the previous fiscal year.  Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers other than the CEO, the CEO conducts an annual performance review of each executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the completed fiscal year set by the O&C Committee.  The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation.  The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year.  After considering this evaluation, as well as the CEO’s recommendations, the O&C Committee determines the annual incentive award payouts for all of our executive officers, as well as goals and objectives under the annual and long-term incentive programs for the current fiscal year. In the first quarter of 2020, the O&C Committee also revised the payout methodologies under the executive annual and long-term incentive programs following a review of those programs that included a peer group analysis.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate executives appropriately for their contribution to the attainment of key strategic objectives, and to strongly align the interests of executives, owners, and customers through both short and long-term performance goals.  We believe that:

•

Levels of executive compensation should be based upon an evaluation of the performance of our business (through operational metrics including safety, reliability, operational efficiency and infrastructure readiness) and individual executives, as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance;

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
•

Basing incentive compensation largely on the satisfaction of company operational metrics (including safety, reliability, operational efficiency and infrastructure readiness) with the goal of motivating performance towards improving the services we provide our customers; and

•

Creating value for our equity holders and promoting the long-term performance of the company by strengthening the correlation between the long-term interests of our executives and the interests of our owners.

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•	Base salary;
•

Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Electric Delivery Company LLC Seventh Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

•	Long-term incentives through awards under Oncor’s Amended and Restated Long-Term Incentive Plan (Long-Term Incentive Plan);
•

Deferred compensation and retirement plans through (1) the opportunity to participate in a participant-directed defined contribution qualified savings plan (thrift plan) and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (2) a defined benefit retirement plan and a supplemental retirement plan, and (3) an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;

•	Perquisites and other benefits;
•	Contingent payments through an executive change of control policy and an executive severance plan; and
•	In certain instances, discretionary bonuses and retention agreements.

For more information about the incentive and other benefit plans available to our executives see “— Compensation Elements” below and the compensation tables and the accompanying narratives immediately following this “Compensation Discussion and Analysis.”

Compensation Consultant

PricewaterhouseCoopers LLP, a compensation consultant, has been engaged by the O&C Committee since 2014 to advise and report to the O&C Committee on executive compensation issues. In January 2020, management engaged PricewaterhouseCoopers to perform a peer group analysis of annual and long-term incentive compensation, which was reviewed by the O&C Committee in February 2020. PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, compliance and other matters. In October 2020, the O&C Committee engaged PricewaterhouseCoopers to advise and report on executive and independent director compensation, including executive change in control benefit practices for peer companies, a competitive market analysis and a peer group study, as discussed in more detail under “-Compensation Benchmarking and Market Data” below.

Compensation Benchmarking and Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to the executive’s individual performance and Oncor’s performance, we also seek to set our executive compensation program in a manner that is competitive with that of our peer group and industry compensation survey data in order to promote retention of key personnel and to attract high-performing executives from outside our company. As a result, the O&C Committee annually conducts a compensation benchmarking review of our executive officers.

October 2019 Annual Survey and Peer Group Analysis

In the fourth quarter of 2019, the O&C Committee assessed total compensation of our executives against a number of companies in the utility industry, including transmission/distribution utilities and fully integrated utilities, using both survey data and peer group comparisons.  For purposes of the 2019 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2019. This analysis involved a review of U.S. energy utility industry compensation survey data using our 2018 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives), including any adjustments that PricewaterhouseCoopers deemed appropriate for certain of our executives to reflect their increased or decreased scope of duties as compared to the comparable survey data. The survey data was aged from the reporting date to January 1, 2020, using an annual rate of 3.0%, which is the projected increase factor for 2019 for officers and executives based on the World at Work 2019 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on 2018 revenues, was in the 51st percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of 16 companies, 15 of which were used in PricewaterhouseCoopers’ 2018 study:

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

The O&C Committee considered both peer group data and the 2019 competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the 2019 competitive market survey group. With respect to long-term incentives, the O&C Committee also considered the cost of equity differential between Oncor’s long-term incentive program, which offers cash awards, versus equity-based long-term incentive awards, which are more common among the peer group.  PricewaterhouseCoopers provided adjusted market data for long-term incentives to address this issue and better reflect Oncor’s competitive position versus the market. The 2019 competitive market analysis indicated that the aggregate target total direct compensation of certain of our executives was generally below the 50th percentile of the competitive market survey group, and that base salary was below the 50th percentile of the competitive market survey group for most of our executives. As a result of its review of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers, effective November 26, 2019 and increased the long-term incentive target percentages for our CEO, Executive Vice President and Chief Operating Officer and Senior Vice President and Chief Financial Officer effective January 1, 2020, as detailed below under “— Compensation Elements.”

February 2020 Incentive Compensation Peer Group Analysis

In February 2020, the O&C Committee assessed the payout methodologies under our annual and long-term incentive plans. In the course of that review, they considered data provided by PricewaterhouseCoopers to management regarding annual and long-term incentive programs of companies in the 2019 peer group. As a result of this review, the O&C Committee elected to revise the calculation methodology for awards under the Executive Annual Incentive Plan for 2020 (payable in 2021) and grants made for performance periods beginning in 2020 under the Long-Term Incentive Plan. For a discussion of the revised calculation methodologies for these plans, see “— Compensation Elements” below.

October 2020 Annual Survey and Peer Group Analysis

In the fourth quarter of 2020, the O&C Committee assessed total compensation of our executives against a number of companies in the utility industry, including transmission/distribution utilities and fully integrated utilities, using both survey data and peer group comparisons.  For purposes of the 2020 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2020. This analysis involved a review of U.S. energy utility industry compensation survey data using our 2019 annual revenues.  The survey data was compared to our executive compensation elements targeted at both the 50th and 75th percentiles with respect to base salary, target cash annual incentives, and long-term incentives, and the resulting target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives), including any adjustments that PricewaterhouseCoopers deemed appropriate for certain of our executives to reflect their increased or decreased scope of duties as compared to the comparable survey data. The survey data was aged from the reporting date to January 1, 2021, using an annual rate of 3.0%, which is the projected increase factor for 2020 for officers and executives based on the World at Work 2020 Salary Budget Survey.

In addition to the market data for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies. Oncor’s size, based on 2019 revenues, is in the 50th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the five highest paid executives at each of those companies, along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size.  The primary peer group consisted of 16 companies, all of which were used in PricewaterhouseCoopers’ 2019 study:

Ameren Corp.	CMS Energy Corp.	ITC Holdings Corp.
American Electric Power Co., Inc.	Consolidated Edison, Inc.	OGE Energy Corp.
Alliant Energy	El Paso Electric Co.	Pinnacle West Capital
Avangrid Inc.	Eversource Energy	Portland General Electric Co.
CenterPoint Energy, Inc.	Evergy Inc.
Cleco Power LLC	IdaCorp Inc.

The O&C Committee considered both peer group data and the 2020 competitive market survey data, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives).  The O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the 2020 competitive market survey group. The O&C Committee also reviewed and considered peer group data. With respect to long-term incentives, the O&C Committee also considered the cost of equity differential between Oncor’s long-term incentive program, which offers cash awards, versus equity-based long-term incentive awards, which are more common among the peer group.  PricewaterhouseCoopers provided adjusted market data for long-term incentives to address this issue and better reflect Oncor’s competitive position versus the market. The 2020 competitive market analysis indicated that the aggregate target total direct compensation of certain of our executives (including Messrs. Nye and Clevenger and Ms. Dennis) was generally below the 50th percentile of the competitive market survey group, with all individual Named Executive Officers within 8% above or below the 50th percentile.  For purposes of the peer group review, peer group statistics were regressed to Oncor’s size and executives with less than a full year of compensation in their respective role were excluded from the applicable comparison, and peer group retention bonuses and sign-on bonuses were disregarded. As described further below, after consideration of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, the O&C Committee increased the base salaries of all Named Executive Officers effective November 26, 2020, increased the annual incentive target percentage for our CEO effective November 26, 2020, and increased the long-term incentive target percentages for our CEO and Senior Vice President, Chief Customer Officer and Chief HR Officer effective January 1, 2021, as detailed below under “— Compensation Elements.”

Compensation Elements

A significant portion of each executive officer’s compensation is variable, at-risk and directly linked to achieving company performance objectives set by the O&C Committee and the alignment with equity owner interests in order to achieve the long-term success of our company.  Other factors impacting compensation include individual performance, scope of responsibilities, retention risk, and market compensation data.  None of these other factors are assigned individual weights, but are considered together.  The company has no policies or formula for allocating compensation among the various elements.  The following is a description of the principal compensation components provided to our executives.

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position, the level of responsibility required, and demonstrated performance.  We also believe that a competitive level of base salary is required to attract and retain qualified talent.

As part of its review of total direct compensation for our executive officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate.  The periodic review includes the O&C Committee’s review of the most recent analysis of our executive compensation against competitive market data and comparison to our peer group.  Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, and makes recommendations to the O&C Committee regarding any salary changes for those executive officers, other than himself.  The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

The 2020 competitive market analysis prepared by PricewaterhouseCoopers indicated that the base salary of certain of our executives, including Messrs. Nye and Clevenger and Ms. Dennis, was generally below the 50th percentile of the competitive market survey group.  The base salaries of Messrs. Greer and Henry were slightly above the 50th percentile of the competitive market survey group (2% and 1% above the 50th percentile, respectively). After considering the results of this market analysis and individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, including the CEO, effective November 26, 2020, as described below.

Annual Base Salary for Named Executive Officers

The annual base salaries of Named Executive Officers at December 31, 2020 were as follows:

Name	Current Title	At December 31, 2020 (1)
E. Allen Nye, Jr.	Chief Executive	$1,030,000
Don J. Clevenger	Senior Vice President and Chief Financial Officer	$ 575,000
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer	$ 424,000
James A. Greer	Executive Vice President and Chief Operating Officer	$ 591,000
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$ 579,000

__________

(1)

Annual base salaries were increased effective November 26, 2020 as follows: Mr. Nye increased from $973,000 to $1,030,000; Mr. Clevenger increased from $542,000 to $575,000; Ms. Dennis increased from $404,000 to $424,000; Mr. Greer increased from $568,000 to $591,000; and Mr. Henry increased from $557,000 to $579,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan.  The award targets under the plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels.  The O&C Committee determines annual target award percentages for executives based on executive responsibilities and performance goals, an evaluation of the most recent competitive market analysis conducted by PricewaterhouseCoopers, and, with respect to executives other than our CEO, recommendations from our CEO.  In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance goals of each executive against the goals of the executive’s business unit and function and reviews the competitive market analysis.  Executive Annual Incentive Plan awards are based on a target payout, which is set as a percentage of a participant’s base salary and is based on the performance of Oncor and individual participant performance.  The annual incentive target payout for each executive is based on a review of the executive’s responsibilities and consideration of the 50th percentile of target direct compensation of executives with similar responsibilities among our competitive market survey group and peer group.  The O&C Committee reviewed target payout opportunities in its October 2020 review of the 2020 competitive market survey information described above and each executive’s performance and responsibilities. After considering the results of this review, which noted that Mr. Nye’s target annual incentive was below the 50th percentile of the competitive market survey group, the O&C Committee increased the target payout opportunity (as a percentage of base salary) of our CEO from 95% to 100%, effective November 26, 2020.

In February 2020, the Executive Annual Incentive Plan was amended and restated to revise the calculation for awards beginning with the 2020 plan year. Previously, the Executive Annual Incentive Plan contained a funding trigger tied to earnings before interest, taxes, depreciation and amortization (EBITDA), and funding of awards was based first on achieving an EBITDA threshold. Assuming the EBITDA threshold was met, awards were then calculated based on whether or not an EBITDA target was met and operational metrics. The revised Executive Annual Incentive Plan removes the funding trigger.  As revised, executive officer awards under the Executive Annual Incentive Plan are determined based on (1) achievement of threshold, target, superior, aspirational or other performance levels of any operational or other metrics that the O&C Committee elects to apply, which we sometimes refer to as the final funding percentage, (2) the target award levels of participants in the Executive Annual Incentive Plan, and (3) any individual performance modifiers the O&C Committee elects to apply to an executive.

For 2020, the final funding percentage metrics that the O&C Committee established are based solely on operational targets. The O&C Committee decided that removing the EBITDA metric from the Executive Annual Incentive Plan calculations better aligned with the company’s strategic objectives, which include meeting operational targets and long-term financial growth. The O&C Committee considered revisions to the Executive Annual Incentive Plan and the Long-Term Incentive Plan award agreements together, and the revisions made reflect its belief that long-term, weather-normalized adjusted net income growth is a better financial measure for incentive awards than annual EBITDA. As a result, the Committee removed EBITDA from the Executive Annual Incentive Plan calculations and included the concept of a net income growth adder to 2020 Long-Term Incentive Plan award grants. For more information on the Long-Term Incentive Plan award revisions, see “— Long-Term Incentive Plan” below.

The metrics the O&C Committee established for 2020 reflect its belief that annual incentives should be based on achievement of operational goals that are strategic to the company and also benefit customers. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  The table below sets forth these operational metrics in further detail.

Operational Metric	Description	Purpose
Safety	Number of employee injuries using a Days Away, Restricted or Transferred (DART) rate with a modifier for fatalities resulting from a safety violation	Promotes the health and welfare of our employees. Lowering the number of accidents also reduces our operating costs, which in turn contributes to lower rates for our customers.

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

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis	Promotes lower rates for our customers by keeping expenditures low. For executives, this metric also promotes operating at or below annual O&M and SG&A budgets.

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage

Promotes enhanced service to our customers by focusing on the improvement of our facilities through achievement of the capital plan. For executives, this metric also promotes achieving the capital expenditure budget.

Achievement of the safety and reliability metrics is measured based on company performance as compared to utility industry peers, operational efficiency is measured based on maintaining expenditures below the annual budget and infrastructure readiness is measured based on achieving the capital expenditure budget. In previous years, safety and reliability goals were not directly tied to actual industry achievement for the year in which the performance was measured. In 2020, the O&C Committee set the performance threshold, superior and aspirational levels as amounts to be calculated based on industry performance in order to better accomplish Oncor’s goals of being an industry leader in these areas, with aspirational goals set to reflect goals management would like the company to strive to achieve. The O&C Committee also increased the weighting of each of the safety, reliability, and infrastructure readiness metrics for 2020 Executive Annual Incentive awards to 35%, 35% and 20%, respectively, as compared to percentages of 30%, 30% and 10%, respectively, for 2019 awards, reflecting the importance of those items to Oncor’s goals. For additional information regarding the weighting of these metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2020 table below.

For 2020, the final funding percentage was 149.7%, based on achievement of these metrics. For more information on this calculation and the performance under each metric, see the narrative immediately following the Grants of Plan-Based Awards – 2020 table.

To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of actual base salary, is multiplied by the final funding percentage and any individual performance modifier.  The individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency and infrastructure readiness metrics discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior.  The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together.  Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. No individual performance modifiers were applied to Named Executive Officer awards for the 2020 plan year.

The following table provides a summary of the 2020 targets and actual awards for each Named Executive Officer.  All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2020 Annual Incentives (Payable in 2021) for Named Executive Officers

Name	Target Payout Opportunity (% of Salary) (1)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
E. Allen Nye, Jr.	100%	933,151	1,396,927	149.7
Don J. Clevenger	65%	354,087	530,068	149.7
Deborah L. Dennis	65%	263,683	394,733	149.7
James A. Greer	65%	370,445	554,556	149.7
Matthew C. Henry	65%	363,241	543,772	149.7

__________

(1)	Mr. Nye’s target payout opportunity increased from 95% to 100% effective November 26, 2020.

Long-Term Incentives

Our long-term incentive program currently consists of the Long-Term Incentive Plan, which was adopted in 2013 and amended and restated in 2020.  The purpose of our long-term incentive program is to promote the long-term interests and growth of Oncor by attracting and retaining management and other personnel and key service providers.  Our long-term incentive program was developed to enable us to be competitive in our compensation practices. It was also developed to reflect our belief that the opportunity to benefit from positive long-term performance of the company motivates our management to work towards the long-term success of our business and align management’s interests with those of our customers and equity holders.

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

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion.  The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2020 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.

The long-term incentive target payout for each executive is set so that the target total direct compensation is near the 50th percentile of executives with similar responsibilities among our 2020 competitive market survey group (with a 25% premium added to the market data to reflect the approximate value difference between our cash grants and the long-term equity grants issued by most of our peer group). As a result of this study, which indicated that Mr. Nye and Ms. Dennis were both below the 50th percentile, and after considering individual performance and responsibilities, the O&C Committee increased the long-term incentive target percentages for Mr. Nye and Ms. Dennis effective January 1, 2021.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2018 and 2019 would consist of a financial funding trigger and operational metrics.  The funding of these Long-Term Incentive Plan awards is contingent first upon Oncor achieving a cumulative threshold net income level for the three-year performance period, with the amount of achievement determining a funding trigger percentage. For awards granted in 2018 and 2019, if Oncor fails to achieve the stated net income level for the performance period, no award is payable. The operational goals used for the Long-Term Incentive Plan awards granted in 2018 and 2019 relate to (1) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, (2) a reliability metric as measured by non-storm SAIDI, (3) an operational efficiency metric based on the achievement of targeted O&M and SG&A levels determined on a per customer cost basis (excluding the impacts from the InfraREIT Acquisition, regulatory mandated cost of service expenses, energy efficiency expenses, certain third-party network transmission fees that are recovered through tariff adjustments, and long-term incentive compensation) and (4) an infrastructure readiness metric based on the capital expenditure per three year average kW peak, expressed as a cumulative percentage. The purpose of these operational targets, which are based on safety, reliability, operational efficiency and infrastructure readiness metrics, is to promote enhancement of our services to customers.  For additional discussion on the purposes of these operational metrics, see the table and discussion of the Operational Metrics in “Compensation Elements—Executive Annual Incentive Plan.”

In February 2020, the O&C Committee revised its approach to awards under the Long-Term Incentive Plan for performance periods beginning on or after January 1, 2020. Under the revised approach, awards do not have a financial funding trigger and will instead be calculated based on achievement of performance metrics set by the O&C Committee. The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2020 for the 2020-2022 performance period consist of: (1) the weighted achievement of operational performance goals consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric as measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding certain items outside of the ordinary course of business as approved by the O&C Committee) during the performance period, using the adjusted net income for the year before the performance period as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value.  For additional information regarding the weighting of these metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2020 table below.  The safety and reliability metrics are sometimes referred to as the operational metrics, and the net income growth metric is sometimes referred to as the net income growth adder.

The O&C Committee decided to remove the funding trigger and replace it with the net income growth adder to reflect its belief that longer-term net income growth (weather normalized and excluding certain items outside of the ordinary course of business) for the measurement period is a better measure of Oncor’s financial performance than meeting annual net income targets set based on annual financial plans, particularly since weather is out of management’s control could greatly impact year over year performance and certain extraordinary items in a single year are not reflective of management’s performance. The O&C Committee elected not to use the operational efficiency and infrastructure readiness performance metrics that were included in pre-2020 Long-Term Incentive Plan awards as it determined those goals were sufficiently addressed in the Executive Annual Incentive Plan. The O&C Committee elected to include safety and reliability performance metrics and set threshold, superior and aspirational performance targets for those metrics based on industry performance as it believed performance over the measurement period for those metrics is consistent with the company’s strategic objectives. The achievement of threshold, superior and aspirational levels results in funding for a specific metric of 50%, 150% and 200%, respectively. Once the threshold has been achieved, actual results in between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis. Based on the weighting for each of the safety and reliability metric, an aggregate weighted average of operational goal percentage is determined.

The final funding percentage for long-term incentive awards granted in 2020 is the sum of the weighted operational goal percentage and the net income growth adder. The amount of each Long-Term Incentive Plan award granted is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

The plan also gives the O&C Committee the discretion to adjust long-term awards to prevent unintended dilution or enlargement as a result of certain extraordinary events. For each operational goal, the O&C Committee may set threshold, superior and aspirational levels of attainment and the manner of calculating the award amounts at each level (such as a specified dollar amount or a percentage or multiple of base salary). However, the Long-Term Incentive Plan provides that the maximum award payable for a performance period shall not exceed 150% of the target award.

Long-Term Incentive Awards Granted in 2020 (Payable in 2023)

The following table provides a summary of the target awards granted to each Named Executive Officer in February 2020.  All awards under the Long Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2020, awards are generally payable on or before April 1, 2023.

2020 Target Long-Term Incentive Award Grants (Payable in 2023) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	3,162,250
Don J. Clevenger	948,500
Deborah L. Dennis	361,984
James A. Greer	1,050,800
Matthew C. Henry	818,790

Long-Term Incentive Awards Granted in 2018 (Payable in 2021)

In February 2021, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2018 with a performance period that ended on December 31, 2020. The performance goals achieved for the 2018-2020 performance goal period were certified by the O&C Committee as follows:

2018 -2020 Performance Period Results (awards granted in 2018, payable in 2021)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2018-2020 cumulative) (1)		1,568.9	1,845.7	2,122.6	1,909.7	111.5
2018-2020 Performance Goals
Weighting	Performance Metric	Performance Level			Actual	Achievement(2)
	Safety - measured by Days Away, Restricted or Transferred (DART); cumulative	Threshold	0.66
30%		Target	0.55		0.25	40.0
		Superior	0.39
	Reliability - measured by non-storm System Average Interruption Duration Index (SAIDI) in minutes; cumulative	Threshold	282.0
30%		Target	264.0		253.7	34.8
		Superior	232.0
	Operational efficiency − measured by operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) on a cost per customer basis, $; average(3)	Threshold	200.67
30%		Target	187.55		187.26	30.3
		Superior	174.42
	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.00, 105.00
10%		Target	98.00, 103.00		102.7	11.1
		Superior	99.00, 101.49
Operational Goal Percentage:						116.2

__________

(1)

For purposes of the year 2020 in the performance period, the O&C Committee excluded from net income the impact of long-term incentive compensation and non-cash actuarial adjustments.  For purposes of the years 2018 and 2019 in the performance period, the O&C Committee excluded from net income all earnings, expenses and transition costs related to the 2019 InfraREIT Acquisition, the impact of long-term incentive compensation, performance bonus compensation, certain special project professional fees, expenses related to the EFH Bankruptcy Proceedings and the 2018 Sempra Acquisition, executive change of control policy expenses, non-cash actuarial adjustments and the effects of writing off a non-regulated deferred tax asset (resulting from the TCJA).

(2)	Achievement reflects actual performance after taking into account applicable modifiers.
(3)

The O&C Committee excluded from operational efficiency for each year in the performance period the regulatory mandated cost of service expenses, energy efficiency expenses, certain third party network transmission fees that are recovered through tariff adjustments, and long-term incentive compensation, and, for the year 2019 in the performance period, the impacts from the InfraREIT Acquisition.

For awards granted in 2018, the final funding percentage is calculated using the funding trigger percentage and weighted operational goal percentage, as set forth in the table below.

Long-Term Incentive Plan Final Funding Percentage Calculation – Grants made in 2018
Achieved Funding Trigger Performance	Final Funding Percentage
Actual funding trigger is less than threshold	0%
Actual funding trigger is greater than or equal to threshold but less than or equal to target	Lesser of the funding trigger percentage or the weighted operational goal percentage
Actual funding trigger is greater than target	Funding trigger percentage multiplied by the weighted operational goal percentage, up to a payout percentage not exceeding the funding trigger percentage

Pursuant to the terms of the 2018 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage certified by the O&C Committee in February 2021 and the target opportunity dollar amount stated in each individual award. The O&C Committee certified a funding trigger percentage of 111.5%, an operational goal percentage of 116.2%, and a final funding percentage of 111.5%, resulting in long-term incentive awards as set forth below for the Named Executive Officers.

2018 - 2020 Performance Period Long-Term Incentive Awards (Payable in 2021) for Named Executive Officers in Office at December 31, 2020

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	2,608,208
Don J. Clevenger	805,868
Deborah L. Dennis	365,649
James A. Greer	936,600
Matthew C. Henry	845,259

In accordance with the terms of the plan, these amounts will be paid to the officers prior to April 1, 2021.

For a more detailed description of the Long-Term Incentive Plan, the net income funding trigger, the performance metrics and the actual performance levels achieved for the 2018-2020 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2020 table.

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

Thrift Plan

All eligible employees of Oncor may contribute a portion of their regular salary or wages to the thrift plan and Oncor matches a portion of an employee’s contributions.  This matching contribution is 75% of the employee’s contribution up to the first 6% of the employee’s salary for employees covered under the traditional defined benefit component of the Oncor Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the cash balance component of the Oncor Retirement Plan.  All matching contributions are invested in thrift plan investments as directed by the participant and are immediately vested.  For a more detailed description of the thrift plan, see Note 9 to Financial Statements.

Retirement Plan

All Oncor employees are eligible to participate in the Oncor Retirement Plan, which is qualified under applicable provisions of the Code. The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component.  Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design.  This change was made to better align the retirement program with competitive practices.  All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component.  Ms. Dennis and Mr. Greer elected to remain in the traditional program. All employees employed after January 1, 2002 who have completed one year of service with the company are eligible to participate only in the cash balance component.  As a result, Messrs. Nye, Clevenger, and Henry are covered only under the cash balance component.  For a more detailed description of the Oncor Retirement Plan, refer to the narrative that follows the Pension Benefits table and Note 9 to Financial Statements.

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

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business.  These benefits include financial planning, a preventive physical health exam, and reimbursements for certain business-related country club and/or luncheon club membership costs. Perquisites do not include personal use of company property or services for which we are reimbursed for the incremental cost to the company of personal use. For a description of the total amount of perquisites for each of our Named Executive Officers, refer to Footnote 5 in the Summary Compensation Table below.

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

Travel & Security:  We may pay travel and security expenses for executives related to service on certain third party boards of directors or, in rare instances of personal travel or security, when we believe necessary for the health and welfare of the executive. These expenses could include personal security and non-commercial aircraft flights when we deem there to be a heightened safety or security risk and/or to enhance an executive’s ability to conduct Oncor business. The incremental cost to Oncor of non-commercial flights consists of actual invoiced incremental costs for each flight pursuant to Oncor’s contracts with non-commercial aircraft providers minus any amounts reimbursed or reimbursable by the executive or a third party. From time to time an executive’s spouse and/or children may accompany the executive on a business trip. We may pay the incremental costs for the executive's spouse to travel with the executive, if their presence contributes to the business purpose. However, any incremental costs incurred by Oncor with respect to expenses for an executive’s children to accompany the executive must be fully reimbursed by the executive.

Event Tickets:  We may from time to time provide executives with sporting or other event tickets for personal use.

Additional Benefits: In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability, as well as certain other health and welfare benefits, which are generally made available to all employees at the company.

Compensatory Agreements and Discretionary Bonuses

Retention Agreement

In January 2018, we entered into a retention agreement with Mr. Henry in connection with our offer of employment to him to serve as Oncor’s Senior Vice President, General Counsel and Secretary upon closing of the Sempra Acquisition. We believe the retention agreement, which was approved by the O&C Committee, was necessary to induce him to join the company and offer him a market competitive compensation package (targeting around the 50th percentile of the 2017 competitive market study) that addresses the fact that as a new hire he would not receive long-term incentive award payments under the Long-Term Incentive Plan until 2021 (for the 2018-2020 performance period) and would not be eligible for an Executive Annual Incentive Plan annual incentive until 2019 (for the 2018 plan year). The retention agreement serves to reinforce and encourage Mr. Henry’s dedication to us as a member of the executive management team and to assure that we will retain his services in the key role of overseeing all of Oncor’s legal, regulatory and legislative efforts. The agreement provides for an initial retention bonus in March 2018 and payments in each of March 2019 and 2020 of retention bonuses equal to $758,080 multiplied by the approved Long-Term Incentive Plan scorecard results for each of the 2016-2018 and 2017-2019 performance periods, respectively, contingent upon Mr. Henry’s continued employment and satisfactory performance of his job duties as directed by Oncor. As a result, Mr. Henry received $888,470 in March 2020 as the third retention bonus (reflecting $758,080 multiplied by 117.2%, the approved Long-Term Incentive Plan funding percentage for the 2017-2019 performance period).

Discretionary Bonuses

In addition to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, the O&C Committee also has the ability to award discretionary bonuses to executives in its discretion to recognize individual achievements. No such discretionary bonuses were awarded to Named Executive Officers with respect to performance for the year ended December 31, 2020.

Individual Named Executive Officer Compensation

CEO Compensation

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2020.  Mr. Nye is our CEO.

Base Salary:  Mr. Nye’s base salary was increased effective November 26, 2020 from $973,000 to $1,030,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “- Compensation Benchmarking and Market Data – October 2020 Annual Survey and Peer Group.”

Annual Incentives:  In 2021, the O&C Committee awarded Mr. Nye $1,396,927 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2020 performance, as well as the O&C Committee’s review of Mr. Nye’s overall leadership of the company in 2020, particularly his overall management of the company through the COVID-19 pandemic, execution of the company’s large 2020 capital expenditure budget, and commitment of the company to diversity and inclusion efforts. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements – Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2020 table and related narrative.

Long-Term Incentives:   In 2020, Mr. Nye was granted a Long-Term Incentive Plan target award of $3,162,250 for the performance period of January 1, 2020 through December 31, 2022. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2023. In February 2021, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2018 for the January 1, 2018 – December 31, 2020 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2018-2020 performance period is $2,608,208 and will be paid on or before April 1, 2021. See “—Long-Term Incentives” above and the Grants of Plan-Based Awards-2020 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2020. Mr. Clevenger is our Senior Vice President and Chief Financial Officer.

Base Salary:  Mr. Clevenger’s base salary was increased effective November 26, 2020 from $542,000 to $575,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “- Compensation Benchmarking and Market Data – October 2020 Annual Survey and Peer Group.”

Annual Incentive:  In 2021, the O&C Committee awarded Mr. Clevenger $530,068 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2020 performance, as well as Mr. Clevenger’s individual performance in 2020 as evaluated by the O&C Committee and our CEO, particularly his management of the company’s liquidity and finances during periods of market volatility related to the COVID-19 pandemic and the successful completion of the company’s large capital expenditure budget. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2020 table and related narrative.

Long-Term Incentives:   In 2020, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $948,500 for the performance period of January 1, 2020 through December 31, 2022. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2023. In February 2021, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2018 for the January 1, 2018 – December 31, 2020 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2018-2020 performance period is $805,868 and will be paid on or before April 1, 2021. See “— Long-Term Incentives” above and the Grants of Plan-Based Awards – 2020 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

The following is a summary of Ms. Dennis’ individual compensation for 2020. Ms. Dennis is our Senior Vice President, Chief Customer Officer and Chief HR Officer. She assumed the Chief HR Officer title in February 2020. Prior to then she served as our Senior Vice President, Human Resources & Corporate Affairs, and Chief Customer Officer.

Base Salary:  Ms. Dennis’ base salary was increased from $404,000 to $424,000 effective November 26, 2020 as a result of the O&C Committee’s annual review of executive compensation discussed above under “- Compensation Benchmarking and Market Data – October 2020 Annual Survey and Peer Group.”

Annual Incentive:  In 2021, the O&C Committee awarded Ms. Dennis $394,733 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2020 performance, as well as Ms. Dennis’ individual performance in 2020. The O&C Committee and our CEO evaluated her performance in overseeing employee relations, employee benefit matters, labor matters, corporate and community involvement, and customer related matters, including increased responsibilities and challenges relating to the COVID-19 pandemic and implementation of the company’s pandemic response plan. For more detailed information on the calculation of Executive Annual Incentive Awards, see “— Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2020 table and related narrative.

Long-Term Incentives:  In 2020, Ms. Dennis was granted a Long-Term Incentive Plan target award of $361,984 for the performance period of January 1, 2020 through December 31, 2022. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2023. In February 2021, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2018 for the January 1, 2018 – December 31, 2020 performance period. Ms. Dennis’ Long-Term Incentive Plan award for the 2018-2020 performance period is $365,649 and will be paid on or before April 1, 2021. See “— Long-Term Incentives” above and the Grants of Plan-Based Awards – 2020 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2020. Mr. Greer is our Executive Vice President and Chief Operating Officer.

Base Salary:  Mr. Greer’s base salary was increased from $568,000 to $591,000 effective November 26, 2020 as a result of the O&C Committee’s annual review of executive compensation discussed above under “- Compensation Benchmarking and Market Data – October 2020 Annual Survey and Peer Group.”

Annual Incentive:  In 2021, the O&C Committee awarded Mr. Greer $554,556 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2020 performance, as well as Mr. Greer’s individual performance in 2020 overseeing the complex operations of Oncor’s entire transmission and distribution system, successful execution of the company’s large capital expenditure budget, as well as increased responsibilities and challenges relating to the COVID-19 pandemic and implementation of the company’s pandemic response plan. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2020 table and related narrative.

Long-Term Incentives:  In 2020, Mr. Greer was granted a Long-Term Incentive Plan target award of $1,050,800 for the performance period of January 1, 2020 through December 31, 2022. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2023. In February 2021, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2018 for the January 1, 2018 – December 31, 2020 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2018-2020 performance period is $936,600 and will be paid on or before April 1, 2021. See “—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2020 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Matthew C. Henry

The following is a summary of Mr. Henry’s individual compensation for 2020. Mr. Henry is our Senior Vice President, General Counsel and Secretary.

Base Salary:  Mr. Henry’s base salary was increased from $557,000 to $579,000 effective November 26, 2020 as a result of the O&C Committee’s annual review of executive compensation discussed above under “- Compensation Benchmarking and Market Data – October 2020 Annual Survey and Peer Group.”

Annual Incentive:  In 2021, the O&C Committee awarded Mr. Henry $543,772 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2020 performance, as well as the O&C Committee and our CEO’s evaluation of Mr. Henry’s individual performance in 2020 overseeing all legal, regulatory and governmental affairs matters affecting Oncor, which included additional responsibilities and challenges this year as a result of the COVID-19 pandemic. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements — Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards –2020 table and related narrative.

Long-Term Incentives:  In 2020, Mr. Henry was granted a Long-Term Incentive Plan target award of $818,790 for the performance period of January 1, 2020 through December 31, 2022. Actual awards will be based on Oncor’s achievement of approved performance goals and are payable on or before April 1, 2023. In February 2021, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2018 for the January 1, 2018 – December 31, 2020 performance period. Mr. Henry’s Long-Term Incentive Plan award for the 2018-2020 performance period is $845,259 and will be paid on or before April 1, 2021. See “—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2020 table and related narrative for additional information on the Long-Term Incentive Plan and target awards.

Retention Agreement:  In March 2020, Mr. Henry was paid a retention bonus of $888,470 pursuant to his retention agreement. See “—Compensation Elements — Compensatory Agreements and Discretionary Bonuses — Retention Agreement” above for more information regarding Mr. Henry’s retention agreement.

Contingent Payments

Change in Control Policy

Oncor also maintains an Executive Change in Control Policy (Change in Control Policy).  The purpose of the Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

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

Tax/Accounting Considerations

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

Jeffrey W. Martin

Steven J. Zucchet

The information contained herein under the heading “Organization and Compensation Committee Report” is not to be deemed to be “soliciting material” or “filed” with the SEC pursuant to Section 407(e)(5) of SEC Regulation S-K.

Compensation Committee Interlocks and Insider Participation

Two of our O&C Committee members, Mr. Martin and Mr. Zucchet, are not classified as Disinterested Directors under the standards set forth in the Limited Liability Company Agreement. Mr. Martin is the Chairman and Chief Executive Officer of Sempra, and was designated to serve on our board of directors by Sempra (through Oncor Holdings). Mr. Zucchet is employed by OMERS Infrastructure Management Inc., an affiliate of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company.  Mr. Zucchet was appointed to our board of directors by Texas Transmission.

Mr. Martin was appointed to the O&C Committee in April 2020, replacing George W. Bilicic, who resigned from our board of directors effective March 2020 and served on the O&C Committee from August 2019 until his resignation. Mr. Bilicic had been designated to serve on our board of directors by Sempra (through Oncor Holdings).

No member of the O&C Committee is or has ever been one of our officers or employees.

COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the aggregate compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2020, 2019 and 2018 in which they served as a Named Executive Officer.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
E. Allen Nye, Jr.
Chief Executive	2020	977,750	-	4,005,135	161,162	115,228	5,259,275
	2019	930,833	1,864,800	2,252,172	149,256	166,688	5,363,749
	2018	791,000	1,880,480	1,588,310	10,062	104,677	4,374,529
Don J. Clevenger
Senior Vice President & Chief Financial Officer	2020	544,750	-	1,335,936	94,669	87,053	2,062,408
	2019	513,583	-	1,304,323	127,471	77,522	2,022,899
	2018	489,750	-	1,039,929	13,044	76,745	1,619,468
Deborah L. Dennis
Senior Vice President, Chief Customer Officer & Chief HR Officer	2020	405,667	-	760,382	844,090	69,250	2,079,389
	2019	382,917	-	596,785	849,733	71,122	1,900,557
	2018	362,250	-	561,359	1,574	80,814	1,005,997
James A. Greer
Executive Vice President & Chief Operating Officer	2020	569,917	-	1,491,156	1,811,239	73,945	3,946,257
	2019	547,833	159,840	1,256,196	1,741,181	70,902	3,775,952
	2018	520,500	192,720	1,089,045	27,320	78,611	1,908,196
Matthew C. Henry
Senior Vice President, General Counsel & Secretary	2020	558,833	888,470	1,389,031	60,235	63,223	2,959,792
	2019	537,750	801,291	418,186	21,840	71,738	1,850,805
	2018	400,875	1,051,843	279,942	-	49,817	1,782,477

______________

(1)

Reflects titles as of December 31, 2020. Mr. Nye became Chief Executive on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, General Counsel and Secretary. Mr. Clevenger became Senior Vice President and Chief Financial Officer on March 9, 2018, upon the closing of the Sempra Acquisition. Until that date he served as our Senior Vice President, Strategic Planning. Ms. Dennis became Chief Customer Officer on March 9, 2018, upon the closing of the Sempra Acquisition, a role she assumed in addition to her then role as Senior Vice President, Human Resources & Corporate Affairs. In February 2020, Ms. Dennis became Senior Vice President, Chief Customer Officer and Chief HR Officer. Mr. Greer was promoted from Senior Vice President and Chief Operating Officer to Executive Vice President and Chief Operating Officer effective March 9, 2018, upon the closing of the Sempra Acquisition.

(2)

Amounts reported as “Bonus” for Mr. Henry for each year represent the amounts paid pursuant to his retention agreement. For more information on his retention agreement, see “– Compensation Discussion and Analysis – Compensation Elements – Compensatory Agreements and Discretionary Bonuses – Retention Agreement.”

(3)

Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, as described as the table below.  Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amount in this column for 2020 represents awards to be paid in 2021 that were earned by the executive for the 2018-2020 performance period. The below table reflects the amounts paid with respect to each plan’s performance period ending on December 31, 2020.

Name	Executive Annual Incentive Plan ($)	Long-Term Incentive Plan ($)
E. Allen Nye, Jr.	1,396,927	2,608,208
Don J. Clevenger	530,068	805,868
Deborah L. Dennis	394,733	365,649
James A. Greer	554,556	936,600
Matthew C. Henry	543,772	845,259

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

(5)	Amounts reported as “All Other Compensation” for 2020 are attributable to the executive’s receipt of certain compensation as described in the following table:

2020 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)(a)	Salary Deferral Program Company Match ($)(b)	Perquisites ($)(c)	Total ($)
E. Allen Nye, Jr.	22,007	78,220	15,001	115,228
Don J. Clevenger	16,206	43,580	27,267	87,053
Deborah L. Dennis	11,847	32,453	24,950	69,250
James A. Greer	12,825	45,593	15,527	73,945
Matthew C. Henry	16,654	44,707	1,862	63,223

______________

(a)

Amounts represent company matching amounts under the thrift plan. For a more detailed description of the thrift plan, see “– Compensation Discussion and Analysis – Compensation Elements – Deferred Compensation and Retirement Plans – Thrift Plan.”

(b)

Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation table below for a more detailed description of the Salary Deferral Program.

(c)

Amounts reported under this column represent the aggregate amount of perquisites received by each Named Executive Officer.  Those perquisites consist of (i) executive physicals and related health tests for each of Messrs. Nye, Clevenger, and Greer and Ms. Dennis, (ii) financial planning services for each of Messrs. Nye and Greer and Ms. Dennis, (ii) country club/luncheon club dues for Messrs. Clevenger and Henry and Ms. Dennis, and (iii) travel expenses for Mr. Clevenger representing the invoiced incremental costs to Oncor for a non-commercial flight in March 2020 that we offered to him and his family to return them home from a personal trip due to significant safety and mobility concerns at the time arising from the developing COVID-19 pandemic, and (iv) sporting event tickets provided to Mr. Clevenger for personal use.  Amounts reported represent the incremental cost to Oncor for the perquisites provided. For a discussion of the perquisites received by our executive officers, see “– Compensation Discussion and Analysis – Compensation Elements – Perquisites and Other Benefits.”

Grants of Plan-Based Awards – 2020

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2020.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	466,575	933,151	1,399,726
Long-Term Incentive Plan (2)	1,581,125	3,162,250	4,743,375
Don J. Clevenger
Executive Annual Incentive Plan (1)	177,043	354,087	531,130
Long-Term Incentive Plan (2)	474,250	948,500	1,422,750
Deborah L. Dennis
Executive Annual Incentive Plan (1)	131,841	263,683	395,524
Long-Term Incentive Plan (2)	180,992	361,984	542,976
James A. Greer
Executive Annual Incentive Plan (1)	185,223	370,445	555,668
Long-Term Incentive Plan (2)	525,400	1,050,800	1,576,200
Matthew C. Henry
Executive Annual Incentive Plan (1)	181,621	363,241	544,862
Long-Term Incentive Plan (2)	409,395	818,790	1,228,185

________________

(1)

The amounts reported reflect the threshold, target, and maximum amounts available under the Executive Annual Incentive Plan.  The O&C Committee set performance level metrics for the plan and individual target amounts in February 2020 and final award payout amounts were determined by the O&C Committee in February 2021. The actual awards for the 2020 plan year will be paid in March 2021 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Threshold payout amounts reflect the minimum final funding percentage of 50% multiplied by target awards. Maximum payout amounts for the Executive Annual Incentive Plan reflect a payout of 150% multiplied by the target award. The Executive Annual Incentive Plan provides that the final funding percentage for awards under the plan cannot exceed 150%. It is the intent of the O&C Committee to administer the plan so that application of any individual performance modifiers (which under the plan may be plus or minus 50%) would not result in payouts of more than 150% of target award. However, the O&C Committee has discretion in how it administers the plan and could adjust payout maximums in the future as it deems necessary.

(2)

The amounts reported reflect the threshold, target and maximum amounts available for award grants made in 2020 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2020 and any final awards will be payable on or before April 1, 2023 based on achievement of performance goals for the 2020-2022 performance period, as discussed in more detail below under “— Long-Term Incentive Plan.” Threshold payout amounts reflect the minimum final funding percentage of 50% multiplied by the target award. Under the Long-Term Incentive Plan, maximum payout amounts are limited to 150% of the target award. Actual awards for the performance period ending on December 31, 2020 will be paid on or before April 1, 2021 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Executive Annual Incentive Plan 2020 Awards

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

To calculate awards, a final funding percentage is determined by the O&C Committee based on achievement of operational targets set by the O&C Committee.  The target award for each participant in the Executive Annual Incentive

Plan is then multiplied by the final funding percentage and any individual performance modifier to determine the final Executive Annual Incentive Plan award for each such participant.

For 2020, the O&C Committee used four operational metrics, which are set forth in the table below, to determine a final funding percentage.

Operational Metrics	Description
Safety	Number of employee injuries using a DART rate with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year on a weather normalized basis

Operational Efficiency	Based on the achievement of targeted O&M and SG&A levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage

For further information on the operational metrics, see “Compensation Discussion and Analysis—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee determined the weighting of each of those metrics within the total weighted operational metric funding percentage and threshold, target, superior, and aspirational performance goals.   Achievement of threshold, target, superior and aspirational levels results in funding for a specific metric of 50%, 100%, 150%, and 200% respectively.  Once threshold has been achieved, actual results in between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis (up to 150%, for achievement of the superior performance level and 200% for achievement of the aspirational performance level).  The Executive Annual Incentive Plan provides that if the weighted operational metric funding percentage is less than 50% or more than 150%, the final funding percentage is 50% or 150%, respectively. For 2020, the weighting, actual results and funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Aspirational(4)	Actual Results	Funding Percentage(5)
Safety (measured in number of injuries per 200,000 hours)
DART(6)	35%	0.74	N/A	0.32	0.00	0.20	59.1%
Reliability (measured in minutes)
Non-storm SAIDI(7)	35%	110.5	N/A	80	58.6	79.4	53.0%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M	10%	206.71	202.73	<=198.76	N/A	196.74	15.0%
Infrastructure Readiness
Capital expenditures per three year average kW peak	20%	95.00%, 105.00%	97.00%, 103.00%	98.00%, 102.00%	N/A	102.74	22.6%
		Total Final Funding Percentage					149.7%

__________

(1)	Achievement up to the threshold operational metric level results in funding of 50% of the available funding percentage for that specific operational metric.
(2)	Achievement of the target operational metric level results in funding of 100% of the available funding percentage for that specific operational metric.
(3)	Achievement of the superior operational metric level results in funding of 150% of the available funding percentage for that specific operational metric.
(4)	Achievement of the aspirational operational metric level results in funding of 200% of the available funding percentage for that 127 specific operational metric.
(5)	Operational Funding Percentage is calculated using actual results and taking into account any applicable modifiers.
(6)

DART threshold and superior performance goals were set by the O&C Committee in February 2020 as industry average and industry top quartile, respectively. In February 2021, the O&C Committee certified the specific performance goal amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry DART rates for 2015-2019.

(7)

Non-storm SAIDI threshold, superior, and aspirational goals were set by the O&C Committee in February 2020 as industry 2nd quartile, industry top quartile, and industry top decile, respectively. In February 2021, the O&C Committee certified the specific performance goal amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry non-storm SAIDI performance for 2015-2019.

For 2020, achievement of operational metrics resulted in a final funding percentage of 149.7%. To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of actual base salary, is multiplied by the final funding percentage and any individual performance modifier.  An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis.  Factors used in determining individual performance modifiers may include operational measures (including the safety, reliability, operational efficiency metrics and infrastructure readiness discussed above), company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. No individual performance modifiers were granted to executive officers for the 2020 plan year.

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

The funding of each Long-Term Incentive Plan award granted prior to 2020 was contingent first upon Oncor achieving a cumulative threshold net income level for the three-year period. If Oncor fails to achieve the stated net income level for the performance period, no award is payable. If a threshold net income level is achieved, a final funding percentage is then calculated based on achievement of certain operational metrics, as discussed below.

2020 Grants of Long-Term Incentive Awards

In February 2020, the O&C Committee revised its approach to awards under the Long-Term Incentive Plan for performance periods beginning on or after January 1, 2020. Under the revised approach, awards do not have a financial funding trigger and will instead be calculated based on achievement of performance metrics set by the O&C Committee. The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2020 for the 2020-2022 performance period consist of: (1) the weighted achievement of operational performance goals consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric as measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding extraordinary items) during the performance period, using the adjusted net income for the year before the performance period as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value. For purposes of setting the 2019 net income baseline, the O&C Committee adjusted 2019 actual net income for weather and the annualized impacts of the InfraREIT Acquisition and excluded certain non-cash actuarial adjustments and special project costs.

The safety metric promotes the health and welfare of our employees, and lowering the number of accidents also reduces our operating costs, which in turn contributes to lower rates for our customers. The reliability metric promotes our commitment to minimizing service interruptions to our customers, as the lower the SAIDI level for the year, the greater our customers’ service level and satisfaction. The net income growth adder serves to measure our financial growth over the performance period. The safety and reliability metric performance achievement are each subject to a 45% weighting, and then added to the actual net income growth adder percentage, as set forth below.

2020 - 2022 Performance Period (awards granted in 2020, payable in 2023)
Weighting	Performance Metric	Performance Goal(1)(2)
45%	Safety – measured by DART; cumulative	Threshold:	Industry Average
		Superior:	Industry Top Quartile
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI in minutes; cumulative	Threshold:	Industry 2nd Quartile
		Superior:	Industry Top Quartile
		Aspirational:	Industry Top Decile
Plus:
Actual %	Net Income Growth Adder – measured by calculating total % growth in annual Adjusted Net Income comparing 2022 to 2019 baseline(3)	2019 Baseline:	$686.5 million

__________

(1)

For the years 2020 and 2021 in the performance period, industry performance will be determined by the O&C Committee for each respective year using industry performance data for such year. For 2022, industry performance will be calculated based on a projected linear trend utilizing industry rates for 2017-2021.

(2)	The achievement of threshold, superior and aspirational levels results in funding for a specific metric of 50%, 150% and 200%, respectively.
(3)	The net income growth adder is calculated as the actual percentage in net income growth from the 2019 baseline through 2022, weather-normalized and excluding extraordinary items.

The final funding percentage for long-term incentive awards granted in 2020 is the sum of the weighted operational goal percentage and the net income growth adder percentage. The amount of each Long-Term Incentive Plan award is then determined based on the product of the target opportunity dollar amount stated in each individual award letter multiplied by the final funding percentage.

Certification of performance goal amounts and performance goal achievement will be determined by the O&C Committee in the first quarter of 2023.

Pre-2020 Grants of Long-Term Incentive Awards

Prior to 2020, the funding of each Long-Term Incentive Plan award was contingent first upon Oncor achieving a cumulative threshold net income level for the three-year period. If Oncor fails to achieve the stated threshold net income level for the three-year period, no award is payable.

Once a funding trigger percentage is determined, an operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. Prior to 2020, the operational goals used for Long-Term Incentive Plan awards were safety, reliability, operational efficiency, and infrastructure readiness, which mirrored the operational metrics used for awards under the Executive Annual Incentive Plan. The purpose of these operational targets is to promote enhancement of our services to customers.  For further information on these operational metrics, see “Compensation Discussion and Analysis—Compensation Elements—Executive Annual Incentive Plan.”

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

In February 2021, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2018 with a performance period that ended on December 31, 2020. The performance goals achieved for the 2018-2020 performance goal period were certified by the O&C Committee as follows:

2018 -2020 Performance Period Results (awards granted in 2018, payable in 2021)
Funding Trigger		Threshold	Target	Superior	Actual	Achievement
Net Income ($ millions; 2018-2020 cumulative) (1)		1,568.9	1,845.7	2,122.6	1,909.7	111.5%
2018-2020 Performance Goals
Weighting	Performance Metric	Performance Level			Actual	Achievement(2)
30%	Safety - measured by DART; cumulative	Threshold	0.66
		Target	0.55		0.25	40.0%
		Superior	0.39
30%	Reliability - measured by non-storm SAIDI in minutes; cumulative	Threshold	282.0
		Target	264.0		253.7	34.8%
		Superior	232.0
30%	Operational efficiency − measured by O&M and SG&A on a cost per customer basis, $; average (3)	Threshold	200.67
		Target	187.55		187.26	30.3%
		Superior	174.42
10%	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative	Threshold	97.00, 105.00
		Target	98.00, 103.00		102.7	11.1%
		Superior	99.00 – 101.49
			Operational Goal Percentage:			116.2%

______________

(1)

For purposes of the year 2020 in the performance period, the O&C Committee excluded from net income long-term incentive compensation, performance bonus compensation, and non-cash actuarial adjustments.  For purposes of the years 2018 and 2019 in the performance period, the O&C Committee excluded from net income all earnings, expenses and transition costs related to the 2019 InfraREIT Acquisition, the impact of long-term incentive compensation, performance bonus compensation, certain special project professional fees, expenses related to the EFH Bankruptcy Proceedings and the 2018 Sempra Acquisition, executive change of control policy expenses, non-cash actuarial adjustments and the effects of writing off a non-regulated deferred tax asset (resulting from the TCJA).

(2)	Achievement reflects actual performance after taking into account applicable modifiers.
(3)

The O&C Committee excluded from operational efficiency for each year in the performance period the regulatory mandated cost of service expenses, energy efficiency expenses, certain third party network transmission fees that are recovered through tariff adjustments, and long-term incentive compensation, and, for the year 2019 in the performance period, the impacts from the InfraREIT Acquisition.

For awards granted in 2018, the final funding percentage is calculated using the funding trigger percentage and the weighted operational goal percentage, as set forth in the table below.

Long-Term Incentive Plan Final Funding Percentage Calculation – Grants made in 2018
Achieved Funding Trigger Performance	Final Funding Percentage
Actual funding trigger is less than threshold	0%
Actual funding trigger is greater than or equal to threshold but less than or equal to target	Lesser of the funding trigger percentage or the weighted operational goal percentage
Actual funding trigger is greater than target	Funding trigger percentage multiplied by the weighted operational goal percentage, up to a payout percentage not exceeding the funding trigger percentage

Pursuant to the terms of the 2018 long-term incentive awards, the amount of each award was then determined based on the product of the final funding percentage certified by the O&C Committee in February 2021 and the target opportunity dollar amount stated in each individual award agreement. The O&C Committee certified a funding trigger percentage of 111.5%, an operational goal percentage of 116.2%, and a final funding percentage of 111.5%. For a description of how the final funding percentage for awards granted in 2018 and payable in 2021 was calculated and the awards payable to each Named Executive Officer, see “Compensation Discussion & Analysis – Compensation Elements – Long-Term Incentives.”

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

In December 2020, our board of directors amended and restated the Long-Term Incentive Plan. As a result of that amendment and restatement, certain definitions in the Long-Term Incentive Plan were amended, including the definitions of cause, change in control, and good reason. Cause is defined as however such term may be defined in any employment agreement or change- in- control agreement in effect between the participant and us or any other surviving entity in any change in control transaction or any affiliate thereof which employs the participant at the time of and/or following a change in control (Surviving Entity). If no such agreement exists, cause is defined as (i) the participant engaging in conduct in carrying out his or her employment duties to the Surviving Entity that constitutes (a) a breach of fiduciary duty to the Surviving Entity or its equity holders, (b) gross neglect, or (c) gross misconduct resulting in material and objectively determinable damage to the business of the Surviving Entity, or (ii) the indictment of the participant for, or the participant’s plea of nolo contendere to, a felony or misdemeanor involving moral turpitude. In addition, the Long-Term Incentive Plan provides that a termination shall not constitute a termination for cause for an executive unless the executive has received written notice specifying the alleged misconduct constituting cause, the executive has been given an opportunity to be heard by the board of directors and following such hearing, the board of directors determines in good faith and by at least a two-thirds vote that the termination for cause is appropriate under the circumstances.

The Long-Term Incentive Plan defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra, (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the Public Utility Commission of Texas approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the Limited Liability Agreement).

The Long-Term Incentive Plan defines good reason to mean any of the following events or actions taken without the express, voluntary consent of the participant: (i) a material reduction in the participant’s base salary or incentive compensation opportunity, other than a broad-based reduction of base salaries or incentive compensation of all similarly situated employees of the Surviving Entity, unless such broad-based reduction only applies to former employees of Oncor; (ii) a material reduction in the aggregate type, level or value of benefits for which the participant is eligible, immediately prior to the change in control, other than a broad-based reduction applicable to all similarly situated employees of the Surviving Entity, unless such reduction only applies to former employees of Oncor; (iii) a material reduction in the participant’s authority, duties or responsibilities, including an adverse change in (a) the participant’s title, reporting level, reporting line or structure, scope of responsibilities, or management authority, or (b) the scope or size of the business, entity, or budget for which the participant had responsibility, in each case as in effect immediately prior to the effective time of the change in control; (iv) the participant’s primary work location is relocated, resulting in an increase in the participant’s work commute in excess of thirty-five miles more than the participant’s work commute immediately prior to the change in control; (v) a material breach by the Surviving Entity of the terms of any employment agreement with the participant; (vi) the failure of Oncor to obtain an agreement by the Surviving Entity, if such entity is not Oncor, to fully assume and perform the provisions of the plan; or (vii) the participant is asked or required to resign in connection with a change in control and does so resign. In order to constitute a resignation with good reason, however, the participant must provide written notice to the Surviving Entity describing the event or condition constituting good reason within a period of not more than 90 days from the initial occurrence of such event or circumstance, and if the applicable event or circumstance is capable of being cured, the Surviving Entity fails or refuses to fully remedy such event or circumstance within a 30-day cure period following the receipt of such notice.

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

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2020:

Name	Plan Name	Number of Years Accredited Service (#)(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
E. Allen Nye, Jr.	Oncor Retirement Plan	9.00	152,245	-
	Supplemental Retirement Plan	9.00	444,348	-
Don J. Clevenger	Oncor Retirement Plan	15.67	279,530	-
	Supplemental Retirement Plan	15.67	304,171	-
Deborah L. Dennis	Oncor Retirement Plan	41.08	3,874,874	-
	Supplemental Retirement Plan	41.08	1,824,839	-
James A. Greer	Oncor Retirement Plan	35.50	3,189,021	-
	Supplemental Retirement Plan	35.50	5,134,835	-
Matthew C. Henry	Oncor Retirement Plan	1.75	34,151	-
	Supplemental Retirement Plan	1.75	47,924	-

_____________

(1)

Accredited service for each of the plans is determined based on an employee’s age and hire date.  Employees hired by Oncor or certain affiliates prior to January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 25.  Employees hired after January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 21.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2020 to Ms. Dennis and Mr. Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings.  Under the cash balance component, which covers Messrs. Nye, Clevenger, and Henry, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year.  Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2020 of each Named Executive Officer’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2020.  Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code.  Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional benefit component of the Oncor Retirement Plan and the Oncor Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under the either the Oncor Retirement Plan or Oncor Supplemental Retirement Plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 50% will elect a 100% joint and survivor annuity and 50% will elect a single life annuity. Post-retirement mortality was based on the Pri-2012 amounts weighted mortality table projected generationally from 2012 with scale MP-2020. A discount rate of 2.39% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Oncor Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.00% and then discounted back to December 31, 2020, at 2.39%. For married executives, it is assumed that 85% will elect a lump sum, 5% will elect a joint and survivor annuity and 10% will elect a single life annuity. Post- retirement mortality was based on the Pri-2012 amounts weighted mortality table projected generationally from 2012 with scale MP-2020. No turnover assumptions were applied.

Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service.  Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62.  Participants in the cash balance component of the Oncor Retirement Plan can receive their benefit upon retirement or upon severance of service with the Company. Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are payable upon the later of achievement of 10 years of accredited service or upon a fully vested participant’s separation from service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan.  For either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable as soon as reasonably practical and within 90 days following a separation of service if the lump sum present value of the participant’s total vested benefit amount is less than the dollar amount under the applicable provision of the Code ($19,500 in 2020). Benefits under the Supplemental Retirement Plan are only available to our executive officers and certain other key employees.

Nonqualified Deferred Compensation – 2020

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2020:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Salary Deferral Program	78,220	78,220	155,559	120,279	1,055,515
Don J. Clevenger
Salary Deferral Program	43,580	43,580	127,248	105,752	825,662
Deborah L. Dennis
Salary Deferral Program	32,453	32,453	170,709	-	1,282,123
James A. Greer
Salary Deferral Program	45,593	45,593	149,622	139,229	917,271
Matthew C. Henry
Salary Deferral Program	44,707	44,707	24,218	-	266,208

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

(3)

$371,758, $301,671, $462,360, $336,685, and $76,288 represent company match accounts prior to 2020 for Mr. Nye, Mr. Clevenger, Ms. Dennis, Mr. Greer, and Mr. Henry, respectively, and as a result to the extent any were Named Executive Officers in previous years were included as compensation in the Summary Compensation Table in previous years for the year earned, as applicable.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($131,900 for the program year beginning January 1, 2020) may elect to defer up to 50% of annual base salary, and/or up to 85% of any bonus or incentive award.  This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee.  Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of base salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards.  Matching contributions vest at the earliest of seven years after the deferral date, retirement, death, disability or termination without cause following a change in control of Oncor (as defined in the Salary Deferral Program).  Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause, for good reason or in connection with a change in control of Oncor.  The amounts shown below for current executive officers assume that such a termination of employment and/or change in control occurred on December 31, 2020.

In 2020, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below.  In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause following a change in control, death, disability or retirement.  The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from death, disability, retirement or a termination without cause following the occurrence of a change in control.  Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation table above.  For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation table above and the narrative following the Nonqualified Deferred Compensation table.

Retirement benefits under the Oncor Retirement Plan and Supplemental Retirement Plan are available to participants upon their attainment of age 65. Messrs. Nye, Clevenger and Henry participate in the cash balance component of the Oncor Retirement Plan and as a result can elect to receive their Oncor Retirement Plan benefits as a lump sum upon separation of service. In addition, since Messrs. Nye and Clevenger are fully vested, each would receive their Supplemental Retirement Plan benefits as a lump sum upon separation of service. As of December 31, 2020, Mr. Henry would have received his Supplemental Retirement Plan benefits as a lump sum if he had experienced a separation of service since he had less than $19,500 in aggregate benefits. Ms. Dennis and Mr. Greer participate in the traditional defined benefit component of the Oncor Retirement Plan. Since both Ms. Dennis and Mr. Greer have satisfied the age requirement and 15 years of accredited service, they are eligible to retire early upon termination of employment. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans. For a more detailed discussion of the terms of the Oncor Retirement Plan and Supplemental Retirement Plan, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability.  Any benefits received under these policies are paid to the beneficiary by a third-party provider.

1.  Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	4,859,453	6,822,604
Executive Annual Incentive Plan	-	-	933,151	933,151	-	-
Salary Deferral Program(3)	-	-	461,246	461,246	461,246	461,246
Long-Term Incentive Plan(4)	2,339,200	-	5,096,719	5,096,719	5,096,719	5,096,719

Health & Welfare
− Medical/COBRA	-	-	-	-	61,056	61,056
− Dental/COBRA	-	-	-	-	4,137	4,137
Outplacement Assistance	-	-	-	-	40,000	40,000
Tax Gross-Up(5)	-	-	-	-	-	3,612,376
Totals	2,339,200	-	6,491,116	6,491,116	10,522,611	16,098,138

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(3)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of termination without cause. The Salary Deferral Program does not contain provisions relating to a termination for good reason and does not have additional provisions for a termination without cause following a change in control.

(4)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.
(5)

Reflects estimated tax gross-up amounts that could be payable pursuant to the Change in Control Policy based on actual compensation and existing compensation plans at December 31, 2020, assuming applicability of certain excess parachute payment provisions in the Code to a change in control event under the Change in Control Policy.

2.  Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	929,087	3,141,348
Executive Annual Incentive Plan	-	-	354,087	354,087	-	-
Salary Deferral Program(3)	-	-	344,475	344,475	344,475	344,475
Long-Term Incentive Plan(4)	722,752	-	1,541,186	1,541,186	1,541,186	1,541,186
Health & Welfare
− Medical/COBRA	-	-	-	-	40,704	40,704
− Dental/COBRA	-	-	-	-	2,758	2,758
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	722,752	-	2,239,748	2,239,748	2,883,210	5,095,471

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(3)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of a termination without cause. The Salary Deferral Program does not contain provisions relating to termination for good reason and does not have additional provisions for a termination without cause following a change in control.

(4)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3.  Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	864,308	1,639,049
Executive Annual Incentive Plan	263,683	-	-	263,683	263,683	-	-
Salary Deferral Program(4)	-	-	-	-	-	-	-
Long-Term Incentive Plan(5)	676,506	327,936	-	676,506	676,506	676,506	676,506
Health & Welfare
− Medical/COBRA	-	-	-	-	-	27,936	27,936
− Dental/COBRA	-	-	-	-	-	1,822	1,822
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	940,189	327,936	-	940,189	940,189	1,595,572	2,370,313

_________________

(1)

Ms. Dennis participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because she has reached age 55 and achieved 15 years of accredited service, under the terms of the plans she is eligible to retire early upon termination of employment.

(2)	Reflects amounts payable pursuant to the Severance Plan.
(3)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
(4)	Ms. Dennis is fully vested in the Salary Deferral Program as a result of reaching the age of 65, and therefore no additional vesting would occur as a result of any termination of her employment.
(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4.  Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	1,000,154	3,254,780
Executive Annual Incentive Plan	370,445	-	-	370,445	370,445	-	-
Salary Deferral Program(4)	316,500	-	-	362,404	362,404	362,404	362,404
Long-Term Incentive Plan(5)	1,773,572	840,000	-	1,773,572	1,773,572	1,773,572	1,773,572

Health & Welfare	-	-	-	-	-
− Medical/COBRA	-	-	-	-	-	40,704	40,704
− Dental/COBRA	-	-	-	-	-	2,742	2,742
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	2,460,517	840,000	-	2,506,421	2,506,421	3,204,576	5,459,202

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
(4)

Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from death, disability or the occurrence of a termination without cause. The Salary Deferral Program does not contain provisions relating to termination for good reason and does not have additional provisions for a termination without cause following a change in control.

(5)	Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5.  Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	942,241	3,189,964
Executive Annual Incentive Plan	-	-	363,241	363,241	-	-
Salary Deferral Program(3)	-	-	133,104	133,104	133,104	133,104
Long-Term Incentive Plan(4)	758,080	-	1,557,743	1,557,743	1,557,743	1,557,743
Health & Welfare	-	-	-	-
− Medical/COBRA	-	-	-	-	40,704	40,704
− Dental/COBRA	-	-	-	-	2,758	2,758
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	758,080	-	2,054,088	2,054,088	2,701,550	4,949,273

_________________

(1)	Reflects amounts payable pursuant to the Severance Plan.
(2)	Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.
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

141

Change in Control Policy

On December 9, 2020, our board of directors approved an Executive Change in Control Policy (the Change in Control Policy) effective as of December 1, 2020, for our senior leadership team, which consists of our executive officers.

The purpose of this Change in Control Policy is to provide the payment of transition benefits to eligible executives if:

•	Their employment with the company or a successor is terminated within twenty-four months following a change in control of the company; and
•	They:
o	are terminated without cause, or
o	resign for good reason.

The Change in Control Policy provides for the payment of transition benefits to eligible executives if the executive is terminated without cause or resigns for good reason within 24 months following a change in control.

Until March 8, 2020, the 24-month anniversary of the Sempra Acquisition, executives were eligible to receive benefits in the event of a termination without cause or resignation for good reason under our previous executive change in control policy. Under that policy, the Sempra Acquisition constituted a change in control, and it ceased to be in effect following the 24 month anniversary of the Sempra Acquisition.

Cause is defined in the Change in Control Policy as however such term may be defined in any employment agreement or change- in- control agreement in effect between the executive and Oncor or any other surviving entity in any change in control transaction or any affiliate thereof which employs the executive at the time of and/or following the change in control (Surviving Company) at the time of termination of employment. If no such agreement exists, cause is defined as (i) the executive engaging in conduct in carrying out his or her employment duties to the Surviving Company that constitutes (a) a breach of fiduciary duty to the Surviving Company or its equity holders, (b) gross neglect, or (c) gross misconduct resulting in material and objectively determinable damage to the business of the Surviving Company, or (ii) the indictment of the executive for, or the executive’s plea of nolo contendere to, a felony or misdemeanor involving moral turpitude. In addition, the Change in Control Policy provides that a termination shall not constitute a termination for cause unless the executive has received written notice specifying the alleged misconduct constituting cause, the executive has been given an opportunity to be heard by the board of directors of the Surviving Company, as applicable, and following such hearing, the applicable board of directors determines in good faith and by at least a two-thirds vote that the termination for cause is appropriate under the circumstances.

The Change in Control Policy defines good reason to mean any of the following events or actions taken without the express, voluntary consent of the executive: (i) a material reduction in the executive’s base salary or incentive compensation opportunity, other than a broad-based reduction of base salaries or incentive compensation of all similarly situated executives of the Surviving Company, unless such broad-based reduction only applies to former executives of Oncor; (ii) a material reduction in the aggregate type, level or value of benefits for which the executive is eligible, immediately prior to the change in control, other than a broad-based reduction applicable to all similarly situated executives of the Surviving Company, unless such reduction only applies to former executives of Oncor; (iii) a material reduction in the executive’s authority, duties or responsibilities, including an adverse change in (a) the executive’s title, reporting level, reporting line or structure, scope of responsibilities, or management authority, or (b) the scope or size of the business, entity, or budget for which the executive had responsibility, in each case as in effect immediately prior to the effective time of the change in control; (iv) the executive’s primary work location is relocated, resulting in an increase in the executive’s work commute in excess of thirty-five miles more than the executive’s work commute immediately prior to the change in control; (v) a material breach by the Surviving Company of the terms of any employment agreement with the executive; (vi) the failure of Oncor to obtain an agreement by the Surviving Company, if such entity is not Oncor, to fully assume and perform the provisions of the Change in Control Policy; or (vii) the executive is asked or required to resign in connection with a change in control and does so resign. In order to constitute a resignation with good reason, however, the executive must provide written notice to the Surviving Company describing the event or condition constituting good reason within a period of not more than 90 days from the initial occurrence of such event or circumstance, and if the applicable event or circumstance is capable of being cured, the Surviving Company fails or refuses to fully remedy such event or circumstance within a 30-day cure period following the receipt of such notice.

The Change in Control Policy defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor’s equity by a wholly-owned subsidiary of Sempra, (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the Public Utility Commission of Texas approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the Limited Liability Agreement).

Our executive officers are eligible to receive the following under the Change in Control Policy:

•

A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (3 times for our chief executive, executive vice presidents, chief financial officer and general counsel (Messrs. Nye, Clevenger, Greer, and Henry), and 2 times for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) target annual incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the 20th year of service, and three-weeks’ pay for every year of service above 20 years of service);

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

•

Outplacement assistance at our expense for 18 months, in the case of the CEO, and one year, in the case of the other executive officers, up to a maximum of $40,000 for the CEO, and $25,000 for other executives;

•	Reimbursement of reasonable legal fees and expenses incurred by an executive in disputing in good faith the benefits under the Change in Control Policy, up to a maximum of $250,000;
•	Any vested, accrued benefits to which the executive is entitled under any of our employee benefits plans; and
•

If any of the severance benefits described in the Change in Control Policy shall result in an excise tax pursuant to Code Sections 280G or 4999 of the Code (excess parachute payments), payable by the executive, a tax gross-up payment to cover such additional taxes, subject to reduction for certain Section 280G purposes.

The Change in Control Policy attaches a form of an agreement and release that each executive is required to sign prior to receipt of benefits under the Change in Control Policy, and such form of agreement and release contains a one year non-solicitation period and provisions regarding confidentiality and non-disparagement.  For a period of one year after a termination contemplated by the plan, a participant may not recruit, solicit, induce, encourage or in any way cause any employee, consultant or contractor engaged by Oncor or any affiliate to terminate his/her relationship with Oncor. The Change in Control Policy may be amended by our board of directors or a duly authorized committee of our board of directors at any time, except that any amendments that adversely affects the benefits available to eligible participants cannot be made within 24 months of a change in control or while the company is in the process of negotiating a potential transaction or event which, if consummated, would constitute a change in control.

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

•	Participation in our employee long-term disability plan or any successor plan; or
•	A transaction involving the Company or any of its affiliates in which the executive is offered employment with a company involved in, or related to, the transaction.

Our executive officers are eligible to receive the following under the Severance Plan:

•

For covered executives other than our CEO, a one-time lump sum cash severance payment in an amount equal to the greater of (i) the covered executive’s annualized base salary in effect immediately before the termination, plus the covered executive’s target annual incentive award for the year of the termination, or (ii) the amount determined under Oncor’s severance plan for non-executive employees;

•

For our CEO, a one-time lump sum cash severance payment in an amount equal to the greater of: (i) (a) a multiple of two times base salary in effect immediately before the termination plus a multiple of two times the target annual incentive award for the year of termination, plus (b) the target annual incentive award for the year of the termination, or (ii) the amount determined under the Oncor Severance Plan for non-executive employees;

•

Continued coverage at our expense under the Company’s health care benefit plans for 18 months, with the executive’s contribution for such plans being at the applicable employee rate (unless and until the executive becomes eligible for coverage for benefits through employment with another employer, at which time the executive’s required contribution shall be the applicable COBRA rate) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of the CEO, or six months, in the case of each other executive, and Oncor will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•

Outplacement assistance at the company’s expense for 18 months, in the case of the CEO, and one year, in the case of other executive officers, up to a maximum of $40,000 for the CEO, and $25,000 for other executives; and

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan-Based Awards – 2020 table.

CEO Pay Ratio for Fiscal Year 2020

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2020, as shown in the Summary Compensation Table above, was $5,259,275.

The median Oncor employee’s annual total compensation in 2020 (other than Mr. Nye) was $259,934, calculated using the same methodology as used in the calculation of the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor thrift plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2020 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2020 was 20:1, when calculated in a manner consistent with item 402(u) of Regulation S-K.

Identification of Median Employee

For purposes of determining the median Oncor employee, we evaluated all employees, other than Mr. Nye, employed by Oncor as of October 31, 2020 and calculated each such employee’s total cash compensation received through October 31, 2020. Total cash compensation consists of base pay, any incentive compensation, bonuses, and any other cash payments, including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts. We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2020. The total compensation of each employee other than Mr. Nye was then ranked lowest to highest to determine the median employee.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2021 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor.  In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

•

Our annual cash incentive programs for both executives and non-executives and long-term incentives for eligible employees under our Long-Term Incentive Plan are subject to maximum payout levels, which help avoid excessive total compensation and reduce the incentive to engage in unnecessarily risky behavior.

•

We place an emphasis on individual, non-financial performance metrics in determining individual compensation amounts through annual incentive performance modifiers that can adjust awards upward or downward, which serves to restrain the influence of objective factors on incentive pay and provides management (in the case of non-executive employees) and the O&C Committee (in the case of executive employees) the discretion to adjust compensation downward if behaviors are not consistent with Oncor’s business values and objectives.

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

Director Compensation

The O&C Committee determines compensation for members of our board of directors. Directors who are current officers of Oncor and the member directors designated by each of Sempra (through Oncor Holdings) and Texas Transmission to serve on our board of directors do not receive any fees for service as a director.  See “Item 10. Directors, Executive Officers and Corporate Governance – Director Appointments” for information regarding the designation of member directors. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2020, other than E. Allen Nye, Jr., whose compensation from Oncor is discussed in “Executive Compensation – Summary Compensation Table.” Mr. Nye did not receive any compensation for service on our board of directors.

Name	Total Fees Earned or Paid in Cash ($)
James R. Adams (1)	232,500
George W. Bilicic(2)	-
Thomas M. Dunning (3)	277,500
Robert A. Estrada (4)	252,500
Printice L. Gary (5)	232,500
William T. Hill, Jr. (6)	247,500
Timothy A. Mack (7)	232,500
Jeffrey W. Martin (8)	-
Trevor I. Mihalik (9)	-
Helen M. Newell (10)	-
Robert S. Shapard (11)	388,750
Richard W. Wortham III (12)	247,813
Steven J. Zucchet (13)	-

_______________

(1)

Mr. Adams’ “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 for serving as a member of our board of directors, and (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020.

(2)	Mr. Bilicic resigned from our board effective March 2020. Mr. Bilicic did not receive any compensation for serving as a member of our board of directors.
(3)

Mr. Dunning’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020 (of which $3,600 was attributable to his service as a member of the board of directors of Oncor Holdings), (iii) $12,500 for each of the first three quarters of 2020 for serving as our lead Disinterested Director, and (iv) $7,500 for serving as our lead Disinterested Director in the fourth quarter of 2020.

(4)

Mr. Estrada’s  “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020 (of which $3,600 was attributable to his service as a member of the board of directors of Oncor Holdings), and (iii) $5,000 for each quarter of 2020 for serving as chair of the Audit Committee of our board of directors.

(5)

Mr. Gary’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020 (of which $3,600 was attributable to his service as a member of the board of directors of Oncor Holdings).

(6)

Mr. Hill’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020 (of which $3,600 was attributable to his service as a member of the board of directors of Oncor Holdings), and (iii) $3,750 for each quarter of 2020 for serving as chair of the Nominating and Governance Committee of our board of directors.

(7)

Mr. Mack’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020 (of which $3,600 was attributable to his service as a member of the board of directors of Oncor Holdings).

(8)

Mr. Martin was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018. Mr. Martin does not receive any compensation for serving as a member of our board of directors.

(9)

Mr. Mihalik was designated to serve on our board of directors by Sempra (through Oncor Holdings) effective March 2020. Mr. Mihalik does not receive any compensation for serving as a member of our board of directors.

(10)	Ms. Newell was designated to serve on our board of directors by Texas Transmission in July 2019. Ms. Newell does not receive any compensation from Oncor for serving on our board of directors.
(11)

Mr. Shapard’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020 (of which $3,600 was attributable to his service as a member of the board of directors of Oncor Holdings), (iii) $43,750 for each of the first three quarters of 2020 for serving as the non-executive chairman of our board of directors (of which $2,625 was attributable to his service as a member of the board of directors of Oncor Holdings), and (iv) $25,000 for the fourth quarter of 2020 for serving as the non-executive chairman of our board of directors (of which $1,500 was attributable to his service as a member of the board of directors of Oncor Holdings). Mr. Shapard, who retired as Oncor’s CEO in 2018, receives certain payments from Oncor attributable to his prior service as an employee under the Salary Deferral Program as well as certain healthcare premium reimbursements pursuant to our previous executive change in control policy. As these payments are attributable solely to his previous employment as an officer and are not related to his service as a director, these amounts are not included in this table as director compensation.

(12)

Mr. Wortham’s  “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $57,500 for each of the first three quarters of 2020 (of which $3,450 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $60,000 for serving as a member of the board of directors in the fourth quarter of 2020 (of which $3,600 was attributable to his service as a member of the board of directors of Oncor Holdings), (iii) $3,750 for each of the first three quarters of 2020 for serving as chair of the O&C Committee of our board of directors, and (iv) $4,063 for serving as chair of the O&C Committee of our board of directors in the fourth quarter of 2020.

(13)	Mr. Zucchet was designated to serve on our board of directors by Texas Transmission in November 2008. Mr. Zucchet does not receive any compensation for service as a member of our board of directors.

The O&C Committee determines director compensation for the Disinterested Directors on our board of directors and our non-executive chairman of the board. All director fees are paid quarterly, in arrears. Each Disinterested Director and our non-executive chairman receives a fee for serving on the board of directors. In addition, the chair of each committee, our lead Disinterested Director, and our non-executive chairman each receive additional fees for serving in such roles. For each of the first three quarters of 2020, each Disinterested Director and our non-executive chairman (Mr. Shapard) received a fee of $57,500 for service on our board of directors (of which amount $3,450 for Messrs. Dunning, Estrada, Gary, Hill, Mack, Shapard and Wortham was attributable to such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings). In addition, for each quarter of 2020, the chair of the Audit Committee (Mr. Estrada) received an additional $5,000 quarterly fee and the chair of the Nominating & Governance Committee (Mr. Hill) received an additional $3,750 quarterly fee for the extra responsibilities associated with each such position. For the first three quarters of 2020, the chair of the O&C Committee (Mr. Wortham) received an additional $3,750 quarterly fee for the extra responsibilities associated with such position, our lead Disinterested Director (Mr. Dunning) received an additional $12,500 quarterly fee for the additional duties associated with that position, and our chairman (Mr. Shapard) received an additional $43,750 quarterly fee for the additional duties associated with that position (of which amount $2,625 was attributable to his service as chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings). With respect to such positions’ compensation paid in the fourth quarter of 2020, the O&C Committee approved certain changes to the quarterly compensation related to the O&C chair, the lead Disinterested Director and the non-executive chairman positions as further described below.

In October 2020, the O&C Committee engaged PricewaterhouseCoopers to conduct competitive market analyses of Disinterested Directors compensation and compensation of our non-executive chairman, using the same peer group and methodology used in the October 2020 analysis of executive compensation. See “Executive Compensation - Compensation Discussion and Analysis – Overview – Compensation Benchmarking and Market Data” for a description of this peer group and methodology.  As a result of this review, the O&C Committee made the following changes, effective as of the quarter beginning October 1, 2020:

•

Increased the base fee paid to Disinterested Directors and our non-executive chairman for serving on the board of directors to $60,000 per quarter (of which amount $3,600 for Messrs.  Dunning, Estrada, Gary, Hill, Mack, Shapard and Wortham, is attributable to such director’s service as a member of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings) to bring total direct compensation for these directors closer to the 50th percentile of Oncor’s peer group;

•

Decreased the non-executive chairman retainer fee from $43,750 to $25,000 per quarter (of which amount $1,500 is attributable to his service as chairman of the board of directors of Oncor Holdings and is paid by Oncor but reimbursed to Oncor by Oncor Holdings) as the increased responsibilities required of him as a result of the Sempra Acquisition and CEO transition were expected to continue to lessen, with the fee (excluding the amounts attributable to Oncor Holdings) being targeted closer to the 50th percentile of non-executive chairman fees paid by members of the peer group with non-executive chairmen;

•

Decreased the lead Disinterested Director retainer fee from $12,500 to $7,500 per quarter as the increased responsibilities required of him as a result of the Sempra Acquisition were expected to continue to lessen and to reflect the 50th percentile of fees paid by companies with lead independent directors in the peer group; and

•	Increased the O&C Committee chair fee to $4,063 per quarter to bring this fee closer to the 50th percentile of fees paid by companies in the peer group.

Our Limited Liability Company Agreement provides that each of Sempra and Texas Transmission has the right to designate two member directors to serve on our board of directors. None of those four director positions (currently held by Messrs. Martin, Mihalik, and Zucchet and Ms. Newell) receives compensation from us for his or her service as a director. Mr. Nye, our CEO, does not receive compensation for his service as a director. For a description of the independence standards applicable to our Disinterested Directors, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2020, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor.

Security Ownership of Equity Interests of Oncor by Certain Beneficial Owners and Management

The following table lists the number of limited liability company membership interests (LLC Units) of Oncor beneficially owned at February 15, 2021 by the holders of more than 5% of our LLC Units (based on information made available to Oncor), our current directors and the Named Executive Officers listed in “Item 11. - Executive Compensation – Summary Compensation Table”.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sempra Energy (a)	509,587,500	80.25%
Texas Transmission Investment LLC (b)	125,412,500	19.75%
Name of Director or Named Executive Officer
James R. Adams	―	―
Don J. Clevenger	―	―
Deborah L. Dennis	―	―
Thomas M. Dunning	―	―
Robert A. Estrada	―	―
Printice L. Gary	―	―
James A. Greer	―	―
Matthew C. Henry	―	―
William T. Hill, Jr.	―	―
Timothy A. Mack	―	―
Jeffrey W. Martin (c)	―	―
Trevor I. Mihalik (d)	―	―
Helen M. Newell (e)	―	―
E. Allen Nye, Jr.	―	―
Robert S. Shapard	―	―
Richard W. Wortham III	―	―
Steven J. Zucchet (f)	―	―
All current directors and executive officers as a group (21 persons)	―	―

(a)

Reflects 509,587,500 LLC Units of Oncor owned by Oncor Holdings.  The sole member of Oncor Holdings is STIH. The sole member of STIH is STH. STH is wholly owned by Sempra. The address of Oncor Holdings is 1616 Woodall Rodgers Freeway, Dallas, TX 75202 and the address of each of Sempra, STIH and STH is 488 8th Avenue, San Diego, CA 92101.

(b)

Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Finco LLC (TTHC Finco), whose sole member is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission, TTHC Finco, and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 50.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 50.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC), acting through its infrastructure entity, BPC Penco Corporation, beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, Canada M5H 2T6.  Cheyne Walk may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares of TTHC, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk shares the power to vote and the power to dispose of 49.5% of each of the Class A Shares and the Class B Shares of TTHC with GIC Special Investments Pte Ltd (GICSI) and GIC Private Limited (GIC), both of which are private limited companies incorporated in Singapore. GICSI is wholly owned by GIC, and is the private equity and infrastructure investment arm of GIC. GIC is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of the LLC Units held by Texas Transmission. The address of each of Cheyne Walk, GICSI and GIC is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912.

(c)

Mr. Martin is the Chairman and Chief Executive Officer of Sempra. Mr. Martin does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units beneficially owned by Sempra.

(d)

Mr. Mihalik is the Executive Vice President and Chief Financial Officer of Sempra. Mr. Mihalik does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units beneficially owned by Sempra.

(e)

Ms. Newell is a Senior Vice President – Infrastructure for GICSI and a member of the board of directors, Treasurer, and Senior Vice President of TTHC.  Ms. Newell does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission.

(f)

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

For purposes of this policy, the term “related person” means any related person pursuant to Item 404 of Regulation S-K of the Securities Act, except for transactions with Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), which transactions are subject to restrictions set forth in our Limited Liability Company Agreement.

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

2.

any transaction with another company at which a related person’s only relationship is as a director or beneficial owner of less than 10% of that company’s (other than a partnership) ownership interests;

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

Related Party Transactions

Operation Agreement With Sharyland

In connection with the InfraREIT Acquisition, and as a condition to the closing of the SDTS-SU Asset Exchange, Sempra acquired an indirect 50 percent interest in Sharyland Holdings, L.P., the parent of Sharyland. Pursuant to the agreement governing the SDTS-SU Asset Exchange and the PUCT order in Docket No. 48929 approving the InfraREIT Acquisition, upon closing of the InfraREIT Acquisition we entered into an operation agreement pursuant to which we provide certain operations services to Sharyland at cost with no markup or profit. We provided Sharyland with approximately $630,000 and $300,000 worth of services pursuant to this agreement in 2020 and 2019, respectively.

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

For more information on the InfraREIT Acquisition, see “Items 1. and 2. Business and Properties – 2019 InfraREIT Acquisition” and Note 13 to Financial Statements.

Tax-Sharing Arrangements

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results.  Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, and STH (as successor to EFH Corp.), we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return.  STH will file a combined Texas margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return.  See discussion in Note 1 to Financial Statements under “Provision in Lieu of Income Taxes.”  Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members.  In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2020, we had total $16 million net payables to members under the agreement. It consists of a current Texas margin tax payable to Sempra totaling $23 million, partially offset by federal income tax receivables totaling $7 million ($6 million due from Sempra and $1 million due from Texas Transmission).

We made a net in lieu of income tax payment of $109 million (including $70 million and $17 million in federal income tax-related payments to Sempra and Texas Transmission, respectively and $22 million in Texas margin tax-related payment to Sempra) in the year ended December 31, 2020.

Third Amended and Restated Limited Liability Company Agreement of Oncor

On March 9, 2018, in connection with the closing of the Sempra Acquisition, Oncor’s Limited Liability Company Agreement was amended and restated in its entirety as set forth in the Limited Liability Company Agreement. The Limited Liability Company Agreement of Oncor among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 13 members, including seven Disinterested Directors, two directors designated by Texas Transmission (subject to certain conditions), two directors designated indirectly by Sempra and two directors that are current or former officers of Oncor. Texas Transmission also has the right to designate one non-

voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

The Limited Liability Company Agreement prohibits Oncor and its subsidiaries from taking certain material actions outside the ordinary course of business without prior approvals by the members, some or all of the Disinterested Directors and/or the directors designated by one or more of the members.  The Limited Liability Company Agreement also sets forth certain separateness undertakings to ensure Oncor’s legal and financial separateness from Sempra and its direct and indirect subsidiaries (other than the Oncor Ring-Fenced Entities). Additionally, the Limited Liability Company Agreement contains provisions regulating capital accounts of members, allocations of profits and losses and tax allocation and withholding.

The Limited Liability Company Agreement describes Oncor’s procedures and limitations on declaring and paying distributions to members. Pursuant to the Limited Liability Company Agreement, we cannot make any distributions to members (other than contractual tax payments) that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or any director designated to serve on our board of directors by Texas Transmission, to limit distributions (other than contractual tax payments) to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). In addition, the Limited Liability Company Agreement provides that if Oncor’s senior secured debt credit rating by any one of S&P, Moody’s or Fitch falls below BBB (Baa2) we must suspend distributions (other than contractual tax payments) until otherwise permitted to do so by the PUCT, and requires that Oncor notify the PUCT if either the credit rating of either Sempra or Oncor falls below its then current level. Distributions also cannot be made to the extent they would violate any applicable laws or regulations. Our Limited Liability Company Agreement requires that any changes to such procedures and limitations be approved by Oncor Holdings and Texas Transmission and a majority of our board of directors present and voting, which must include (i) a majority of the Disinterested Directors, (ii) both directors appointed to serve on our board of directors by Sempra (through Oncor Holdings), (iii) both directors that are current or former officers of Oncor, and (iv) the directors designated to serve on our board of directors by Texas Transmission who are present and voting, provided that at least one such director must be present and voting in order to approve such matter.

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

Transactions with Affiliates and Portfolio Companies of Certain of our Beneficial Owners

The beneficial owners of Texas Transmission include various entities and funds who make equity investments in various companies (Portfolio Companies) in the ordinary course of their business.  We have in the past entered into, and may continue to enter into, transactions with Portfolio Companies or their affiliates in the ordinary course of business on an arm’s-length basis, which may indirectly result in revenues to beneficial owners of Texas Transmission.

Director Independence

Our Limited Liability Company Agreement provides that seven members of our board of directors must be Disinterested Directors. For a director to be deemed a Disinterested Director, our board of directors must affirmatively determine that (i) such director has not had within the previous ten years, or currently does not have, a material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings and (ii) that such director meets the independence standards in Section 303A of the New York Stock Exchange Listed Company Manual in all material respects in relation to Sempra or its subsidiaries and affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings.

Our board of directors has determined that each of Messrs. Adams, Dunning, Estrada, Gary, Hill, Mack and Wortham qualify as independent directors under the New York Stock Exchange independence standards and Disinterested Directors under the standards in our Limited Liability Company Agreement.

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

Our board of directors has designated an Audit Committee, Nominating and Governance Committee and O&C Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Zucchet, who was designated to serve on our board of directors by Texas Transmission in November 2008, has served on the O&C Committee since May 2010 and was also appointed to the Nominating and Governance Committee effective

February 2011.   Ms. Newell, who was designated to serve on our board of directors by Texas Transmission on July 30, 2019, was appointed to the Audit Committee effective on such date.  Mr. Martin, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) on March 9, 2018 upon closing of the Sempra Acquisition, was appointed to the Audit Committee effective April 2018 and served on the committee until April 2020. In April 2020, he was appointed to the O&C Committee.  Mr. Bilicic, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) on August 26, 2019, was appointed to the O&C Committee effective September 4, 2019. Mr. Bilicic served on our board of directors until March 2020. Mr. Mihalik, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2020, was appointed to the Audit Committee and the Nominating and Governance Committee effective April 2020. None of Messrs. Bilicic, Martin, Mihalik or Zucchet or Ms. Newell qualifies as independent under the New York Stock Exchange independence standards or as a Disinterested Director for purposes of our Limited Liability Company Agreement.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2020 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

	Years Ended December 31,
	2020	2019
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$3,060,000	$3,165,750
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.	64,000	375,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$3,124,000	$3,540,750

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

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.
4(d)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(e)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor’s 5% Debentures due 2007 and 7% Debentures due 2022.
4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.
4(j)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—

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

4(p)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(q)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(r)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(s)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated March 24, 2015, establishing the terms of Oncor’s 2.950% Senior Secured Notes due 2025 and Oncor’s 3.750% Senior Secured Notes due 2045.
4(t)	333-100240 Form 8-K (filed September 27, 2017)	4.1	—	Officer’s Certificate, dated September 21, 2017, establishing the terms of Oncor’s 3.80% Senior Secured Notes due 2047.
4(u)	333-100240 Form 8-K (filed August 14, 2018)	4.1	—	Officer’s Certificate, dated August 10, 2018, establishing the terms of Oncor’s 3.70% Senior Secured Notes due 2028 and 4.10% Senior Secured Notes due 2048.
4(v)	333-100240 Form 8-K (filed December 4, 2018)	4.1	—	Officer’s Certificate, dated November 30, 2018, establishing the terms of Oncor’s 5.75% Senior Secured Notes due 2029.
4(w)	333-100240 Form 8-K (filed May 28, 2019)	4.1	—	Officer’s Certificate, dated May 23, 2019, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2024 and 3.80% Senior Secured Notes due 2049.
4(x)	333-100240 Form 8-K (filed September 13, 2019)	4.1	—	Officer’s Certificate, dated September 12, 2019, establishing the terms of Oncor’s 3.10% Senior Secured Notes due 2049.
4(y)	333-100240 Form 8-K (filed March 20, 2020)	4.1	—	Officer’s Certificate, dated as of March 20, 2020, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2030 and 3.70% Senior Secured Notes due 2050.
4(z)	333-100240 Form 8-K (filed September 28, 2020)	4.1	—	Officer’s Certificate, dated as of September 28, 2020, establishing the terms of Oncor’s 0.55% Senior Secured Notes due 2025.
4(aa)	333-100240 Form 8-K (filed September 28, 2020)	4.2	—	Registration Rights Agreement, dated as of September 28, 2020, among Oncor and the representatives of the initial purchasers of Oncor’s 0.55% Senior Secured Notes due 2025.
4(ab)	333-100240 Form 8-K (filed September 28, 2020)	4.3	—	Officer’s Certificate, dated as of September 23, 2020, establishing the terms of Oncor’s 5.35% Senior Secured Notes due 2052.
4(ac)	333-100240 Form 8-K (filed September 28, 2020)	4.4	—	Registration Rights Agreement, dated September 23, 2020, among Oncor and the dealer-managers of Oncor’s September 2020 exchange offer.

10	Material Contracts.
Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(c)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2015.
10(d)	333-100240 Form 10-K (filed February 19, 2010)	10(r)	—	Oncor Split-Dollar Life Insurance Program.
10(e)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended.
10(f)	333-100240 Form 10-Q (filed May 7, 2018)	10(e)	—	Amendment No.1 to the Oncor Supplemental Retirement Plan, dated May 2, 2018.
10(g)	333-100240 Form 8-K (filed February 19, 2019)	10(a)	—	Sixth Amended and Restated Executive Annual Incentive Plan, dated effective as of January 1, 2019.
10(h)	333-100240 Form 8-K (filed February 19, 2019)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2019.
10(i)	333-100240 Form 10-K (filed February 26, 2019)	10(z)	—	Retention Agreement, dated as of January 31, 2018, between Oncor Electric Delivery Company LLC and Matt Henry.
10(j)	333-100240 Form 10-Q (filed August 2, 2019)	10(a)	—	Amendment No. 2 to the Oncor Supplemental Retirement Plan.
10(k)	333-100240 Form 8-K (filed February 24, 2020)	10(a)	—	Oncor Electric Delivery Company LLC Seventh Amended and Restated Executive Annual Incentive Plan.
10(l)	333-100240 Form 8-K (filed February 24, 2020)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2020.
10(m)	333-100240 Form 8-K (filed December 15, 2020)	10.1	—	Oncor Electric Delivery Company LLC Executive Change in Control Policy.
10(n)	333-100240 Form 8-K (filed December 15, 2020)	10.2	—	Oncor Electric Delivery Company LLC Amended and Restated Salary Deferral Program.
10(o)	333-100240 Form 8-K (filed December 15, 2020)	10.3	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan.

	Credit Agreements
10(p)	333-100240 Form 8-K (filed November 21, 2017)	10.1	—

Revolving Credit Agreement, dated as of November 17, 2017, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, and the fronting banks for letters of credit from time to time party thereto.

10(q)	333-100240 Form 8-K (filed May 13, 2019)	10.1	—	Term Loan Credit Agreement, dated as of May 9, 2019, among Oncor Electric Delivery Company LLC, as borrower, and Barclays Bank PLC, as lender and administrative agent.
10(r)	333-100240 Form 8-K (filed September 6, 2019)	10.1	—

Term Loan Credit Agreement, dated as of September 6, 2019, among Oncor Electric Delivery Company LLC, as borrower, and the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(s)	333-100240 Form 8-K (filed January 30, 2020)	10.1	—

Term Loan Credit Agreement, dated as of January 28, 2020, among Oncor Electric Delivery Company LLC, as borrower, and the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and as a lender.

10(t)	333-100240 Form 8-K (filed March 24, 2020)	10.1	—

Term Loan Credit Agreement, dated as of March 23, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(u)	333-100240 Form 8-K (filed June 25, 2020)	10.1	—

First Amendment to Term Loan Credit Agreement, dated as of June 19, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(v)	333-100240 Form 8-K (filed November 5, 2020)	10.1	—

First Amendment to the Revolving Credit Agreement, dated as of November 2, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as swingline lender, and the fronting banks from time to time party thereto for letters of credit issued thereunder.

10(w)	333-100240 Form 8-K (filed February 4, 2021)	10.1	—	Term Loan Credit Agreement, dated as of January 29, 2021, between Oncor Electric Delivery Company LLC, as borrower and U.S. Bank National Association, as lender.

	Other Material Contracts
10(x)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(y)	333-100240 Form 8-K (filed March 9, 2018)	10.1	—	Interest Transfer Agreement, dated as of March 9, 2018, among Oncor Electric Delivery Company LLC, Oncor Management Investment LLC, and Sempra Energy.
10(z)	333-100240 Form 10-K (filed March 26, 2018)	10.1	—	Form of Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(aa)	333-100240 Form 8-K (filed May 7, 2019)	10.1	—

Note Purchase Agreement, dated as of May  3, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 6.47% Senior Notes, Series A, due September 30, 2030, 7.25% Senior Notes, Series B, due December  30, 2029, and 8.5% Senior Notes, Series C, due December 30, 2020.

10(ab)	333-100240 Form 8-K (filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May  6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Notes, Series A, Due December 3, 2025 and 3.86% Senior Notes, Series B, Due January  14, 2026.

10(ac)	333-100240 Form 10-Q (filed August 2, 2019)	10(e)	—

Letter Agreement, dated June 26, 2019, amending certain provisions of the Note Purchase Agreement, dated as of May 3, 2019, between Oncor Electric Delivery Company LLC and the purchasers named therein.

21	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.
31	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)	333-100240 Form 8-K (filed August 30, 2017)	99.1	—	Letter Agreement, dated August 25, 2017, by and among Sempra Energy, Power Play Merger Sub I, Inc., Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC.
99(b)	333-100240 Form 8-K (filed December 15, 2017)	99.1	—	Stipulation, dated as of December 12, 2017 regarding PUCT Docket 47675.
99(c)	333-100240 Form 10-K (filed February 26, 2019)	99(c)	—	PUCT Final Order in Docket No. 47675, dated as of March 8, 2018.
101	Interactive Data File.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*    Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 25, 2021
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 25, 2021
	(E. Allen Nye, Jr., Chief Executive)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 25, 2021
(Don J. Clevenger, Senior Vice President and Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 25, 2021
(Richard C. Hays, Vice President and Controller)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 25, 2021
(Robert S. Shapard)

/s/	JAMES R. ADAMS	Director	February 25, 2021
(James R. Adams)

/s/	THOMAS M. DUNNING	Director	February 25, 2021
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 25, 2021
(Robert A. Estrada)

/s/	PRINTICE L. GARY	Director	February 25, 2021
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 25, 2021
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 25, 2021
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 25, 2021
(J. Walker Martin)

/s/	TREVOR I. MIHALIK	Director	February 25, 2021
(Trevor I. Mihalik)

/s/	HELEN M. NEWELL	Director	February 25, 2021
(Helen M. Newell)

/s/	RICHARD W. WORTHAM III	Director	February 25, 2021
(Richard W. Wortham III)

/s/	STEVEN J. ZUCCHET	Director	February 25, 2021
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.