Form 10-Q
period 2021-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2021-05-05
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 5, 2021, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

This Quarterly Report on Form 10-Q and other Securities and Exchange Commission filings of Oncor occasionally make references to Oncor (or “we,” “our,” “us” or “the company”) when describing actions, rights or obligations of Oncor and/or its subsidiaries. These references reflect the fact that the subsidiaries are consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of any subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2020 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2020
AMS	Advanced metering system
American Rescue Plan Act	Federal American Rescue Plan Act of 2021, enacted on March 11, 2021
ASU	Accounting Standards Update
CARES Act	Federal Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, as amended
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019
CP Notes	Unsecured commercial paper notes issued under our CP Program
CP Program	Commercial paper program
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

EECRF	Energy efficiency cost recovery factor
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
kWh	Kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
LP&L	Lubbock Power & Light, a municipal electricity utility company owned by the City of Lubbock, Texas
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MWh	Megawatt-hours
NERC	North American Electric Reliability Corporation
Note Purchase Agreement	Refers to the Note Purchase Agreement, dated May 6, 2019, pursuant to which Oncor issued its 3.86% Senior Notes, Series A, due December 3, 2025 and 3.86% Senior Notes, Series B, due January 14, 2026
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
Oncor OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former employees of former affiliated companies including Vistra, and their eligible dependents

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Sempra	Sempra Energy

Sempra Acquisition PUCT Order	Refers to the final order issued March 2018 by the PUCT in Docket No. 47675 approving Sempra’s indirect acquisition of Oncor Holdings
Sharyland	Refers to Sharyland Utilities, L.L.C., a subsidiary of Sharyland Holdings, L.P.
STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, and the sole member of Oncor Holdings
TCJA	Federal “Tax Cuts and Jobs Act,” as enacted on December 22, 2017
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
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

U.S.	United States of America
Vistra	Refers to Vistra Corp., and/or its subsidiaries, depending on context
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(millions of dollars)
Operating revenues (Note 3)	$1,139	$1,072
Operating expenses:
Wholesale transmission service	249	245
Operation and maintenance	235	232
Depreciation and amortization	205	193
Provision in lieu of income taxes (Note 9)	36	29
Taxes other than amounts related to income taxes	140	131
Total operating expenses	865	830
Operating income	274	242
Other deductions and (income) – net (Note 10)	7	13
Nonoperating benefit in lieu of income taxes	(3)	(3)
Interest expense and related charges (Note 10)	102	101
Net income	$168	$131

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(millions of dollars)
Net income	$168	$131
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax)	1	(23)
Defined benefit pension plans (net of tax)	1	1
Total other comprehensive income (loss)	2	(22)
Comprehensive income	$170	$109

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(millions of dollars)
Cash flows – operating activities:
Net income	$168	$131
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	226	213
Provision in lieu of deferred income taxes – net	23	13
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	-	(3)
Other operating assets and liabilities	(183)	(152)
Cash provided by operating activities	234	202
Cash flows – financing activities:
Issuances of long-term debt (Note 5)	470	1,250
Repayment of long-term debt (Note 5)	-	(462)
Net change in short-term borrowings (Note 4)	(70)	(46)
Capital contributions from members (Note 7)	63	87
Distributions to members (Note 7)	(96)	(91)
Debt discount and financing costs – net	-	(34)
Cash provided by financing activities	367	704
Cash flows – investing activities:
Capital expenditures	(627)	(628)
Expenditures for third party in joint project	(42)	(5)
Reimbursement from third party in joint project	42	5
Other – net	10	8
Cash used in investing activities	(617)	(620)
Net change in cash and cash equivalents	(16)	286
Cash and cash equivalents – beginning balance	27	4
Cash and cash equivalents – ending balance	$11	$290

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2021	2020
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$11	$27
Trade accounts receivable – net (Note 10)	807	760
Amounts receivable from members related to income taxes (Note 9)	3	7
Materials and supplies inventories – at average cost	147	144
Prepayments and other current assets	99	100
Total current assets	1,067	1,038
Investments and other property (Note 10)	142	142
Property, plant and equipment – net (Note 10)	21,594	21,225
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,849	1,779
Operating lease ROU, third-party joint project and other assets (Note 6)	289	248
Total assets	$29,681	$29,172

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$70
Long-term debt due currently (Note 5)	300	-
Trade accounts payable	439	392
Amounts payable to members related to income taxes (Note 9)	28	23
Accrued taxes other than amounts related to income taxes	115	269
Accrued interest	108	87
Operating lease and other current liabilities (Note 6)	256	279
Total current liabilities	1,246	1,120
Long-term debt, less amounts due currently (Note 5)	9,401	9,229
Liability in lieu of deferred income taxes (Note 9)	1,965	1,923
Regulatory liabilities (Note 2)	2,858	2,855
Employee benefit obligations (Note 8)	1,783	1,808
Operating lease, third-party joint project and other obligations (Notes 3, 6 and 10)	359	305
Total liabilities	17,612	17,240
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding 2021 and 2020 – 635,000,000	12,218	12,083
Accumulated other comprehensive loss	(149)	(151)
Total membership interests	12,069	11,932
Total liabilities and membership interests	$29,681	$29,172

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

In March 2018, Sempra indirectly acquired Oncor Holdings after obtaining the approval of the PUCT. The PUCT approval was obtained in Docket No. 47675, and the final order issued in that docket (Sempra Acquisition PUCT Order) outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Acquisition PUCT Order and our Limited Liability Company Agreement require that the board of directors of Oncor consist of thirteen members, constituted as follows:

•seven Disinterested Directors, who (i) shall be independent directors in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

•two members designated by Sempra (through Oncor Holdings);

•two members designated by Texas Transmission; and

• two current or former officers of Oncor (the Oncor Officer Directors), currently Robert S. Shapard and E. Allen Nye, Jr., who are our Chairman of the Board and Chief Executive, respectively.

Until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to serving as an Oncor Officer Director. Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors. STIH is a wholly owned indirect subsidiary of, and controlled by, Sempra.

In addition, the Sempra Acquisition PUCT Order provides that Oncor’s board of directors cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Acquisition PUCT Order also provides that any changes to the size, composition, structure or rights of the board must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Acquisition PUCT Order and our Limited Liability Company Agreement to ring-fence Oncor from its owners include, among others:

•A majority of the Disinterested Directors of Oncor and the directors designated by Texas Transmission that are present and voting (of which at least one must be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or operating and maintenance expenditures in such budget is more than a 10% increase or decrease from the corresponding amounts of such expenditures in the budget for the preceding fiscal year or multi-year period, as applicable;

•Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its Disinterested Directors or either of the two directors appointed by Texas Transmission determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements;

•At all times, Oncor will remain in compliance with the debt-to-equity ratio established by the PUCT from time to time for ratemaking purposes, and Oncor will not pay dividends or other distributions (except for contractual tax payments), if that payment would cause its debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT;

•If the credit rating on Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT;

•Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the membership interests of Oncor, and there will be no debt at STH or STIH at any time following Sempra’s acquisition of Oncor Holdings;

•Neither Oncor nor Oncor Holdings will lend money to or borrow money from Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and neither Oncor nor Oncor Holdings will share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings;

•There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates pledging Oncor assets or membership interests for any entity other than Oncor; and

•Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following Sempra’s March 2018 acquisition of Oncor Holdings, unless otherwise specifically authorized by the PUCT.

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2020 Form 10-K. In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. We have evaluated all subsequent events through the date the financial statements were issued. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality (see Note 12 to Financial Statements in our 2020 Form 10-K for additional information regarding quarterly results of operations).

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

Effects of Reference Rate Reform on Financial Reporting

Our Credit Facility and term loan credit agreements use LIBOR as a benchmark for establishing interest rates.  In the event we modify our Credit Facility or term loan credit agreements related to the phase-out of LIBOR, we will evaluate the optional expedients and exceptions under ASU No. 2020-04. The standard allows entities to account for contract modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract).

2. REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of our regulatory assets and liabilities and their remaining recovery periods as of March 31, 2021 are provided in the table below. Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At March 31, 2021	At March 31, 2021	At December 31, 2020
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$660	$672
Employee retirement costs being amortized	7 years	218	227
Employee retirement costs incurred since the last rate review period (b)	To be determined	66	67
Self-insurance reserve (primarily storm recovery costs) being amortized	7 years	255	266
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	351	256
Debt reacquisition costs	Lives of related debt	23	25
Under-recovered AMS costs	7 years	144	149
Energy efficiency performance bonus (a)	1 year or less	11	14
Wholesale distribution substation service	To be determined	58	55
Unrecovered expenses related to COVID-19	To be determined	28	27
Other regulatory assets	Various	35	21
Total regulatory assets		1,849	1,779

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,291	1,262
Excess deferred taxes	Primarily over lives of related assets	1,491	1,508
Over-recovered wholesale transmission service expense (a)	1 year or less	37	52
Unamortized gain on reacquisition of debt	Lives of related debt	27	27
Other regulatory liabilities	Various	12	6
Total regulatory liabilities		2,858	2,855
Net regulatory assets (liabilities)		$(1,009)	$(1,076)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019

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

To fund the COVID-19 ERP, the PUCT authorized a $0.33 per MWh surcharge to be collected by transmission and distribution utilities through rates. As a result, in April 2020 we filed a tariff rider implementing the surcharge. We ceased billing the tariff rider surcharge on February 9, 2021. Surcharge collections could only be used to reimburse transmission and distribution utilities and REPs for eligible unpaid bills from residential customers enrolled in the COVID-19 ERP and to cover costs of a third-party administrator to administer the eligibility process. Reimbursements paid by us pursuant to the COVID-19 ERP totaled $38 million through March 31, 2021 (including $18 million of reimbursements to Oncor for electricity delivery charges). At March 31, 2021, we had collected the reimbursements paid by us pursuant to the COVID-19 ERP.

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At March 31, 2021, we recorded $28 million with respect to this regulatory asset.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended March 31,
	2021	2020
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$540	$496
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	208	196
Billed to REPs serving Oncor distribution customers, through TCRF	114	109
Total transmission base revenues	322	305
Other miscellaneous revenues	17	16
Total revenues contributing to earnings	879	817

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	249	245
EECRF	11	10
Total revenues collected for pass-through expenses	260	255

Total operating revenues	$1,139	$1,072

Customers

Our distribution customers consist of REPs (approximately 85 REPs at March 31, 2021) and certain electric cooperatives in our certificated service area. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission customers consist of other distribution companies, municipalities and electric cooperatives. REP subsidiaries of our two largest customers collectively represented 27% and 25% of our total operating revenues for the three months ended March 31, 2021. No other customer represented more than 10% of our total operating revenues.

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

Joint Project with LP&L

Oncor is currently involved in an estimated $400 million joint project with LP&L, with costs and resulting assets to ultimately be split by Oncor and LP&L that involves the build out of transmission lines to join the City of Lubbock to the ERCOT market. Oncor is completing the construction, with LP&L reimbursing Oncor during the project for its portion of the construction costs. The LP&L related assets and a corresponding liability will remain on Oncor’s balance sheet until the end of the project when title to the LP&L portion of the assets transfers to LP&L. As a unique and nonrecurring construction project, the transfer of title will be accounted for as a sale of nonfinancial assets once construction is complete.

4. SHORT-TERM BORROWINGS

At March 31, 2021 and December 31, 2020, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At March 31,	At December 31,
	2021	2020
Total credit facility borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	-	(70)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(8)	(9)
Available unused credit	$1,992	$1,921

____________

(a)The weighted average interest rate for commercial paper was 0.17% at December 31, 2020.

(b)At March 31, 2021, the applicable interest rate for any outstanding borrowings was LIBOR plus 1.25%.

(c)Interest rates on outstanding letters of credit were 1.45% at both March 31, 2021 and December 31, 2020, based on our credit ratings.

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

Credit Facility

In November 2017, we entered into a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program. We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate, provided certain conditions are met, including lender approvals. In November 2020, we entered into an amendment to the Credit Facility that extends its maturity date to November 2023. The Credit Facility also gives us the option of requesting up to two 1-year extensions, with such extensions subject to certain conditions and lender approvals.

5. LONG-TERM DEBT

Our secured debt is secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust” below for additional information. At March 31, 2021 and December 31, 2020, our long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020
Fixed Rate Secured:
4.10% Senior Notes due June 1, 2022	$400	$400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes Series A, due December 3, 2025	174	174
3.86% Senior Notes Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	400	400
7.00% Senior Notes due May 1, 2032	494	494
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
5.35% Senior Notes due October 1, 2052	300	300
Secured long-term debt	9,327	9,327
Variable Rate Unsecured:
Term loan credit agreement maturing February 28, 2022	300	-
Term loan credit agreement maturing May 17, 2022	170	-
Total long-term debt	9,797	9,327
Unamortized discount and debt issuance costs	(96)	(98)
Less amount due currently	(300)	-
Long-term debt, less amounts due currently	$9,401	$9,229

Long-Term Debt-Related Activity in 2021

January 2021 Term Loan Credit Agreement

On January 29, 2021, we entered into an unsecured $300 million term loan credit agreement (January 2021 Term Loan Credit Agreement) that matures on February 28, 2022. On January 29, 2021, we made our first borrowing under the January 2021 Term Loan Credit Agreement, in the amount of $160 million, and on February 26, 2021 we borrowed the remaining $140 million. At March 31, 2021, borrowings under the January 2021 Term Loan Credit Agreement totaled $300 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit

Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank National Association (U.S. Bank), the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

March 2021 Term Loan Credit Agreement

On March 17, 2021, we entered into an unsecured $450 million term loan credit agreement (March 2021 Term Loan Credit Agreement) that matures on May 17, 2022. The March 2021 Term Loan Credit Agreement provides that we may borrow up to $450 million in up to four borrowings, which may be made, at our option, at any time in the period before June 4, 2021. On March 31, 2021, we made our first borrowing under the March 2021 Term Loan Credit Agreement, in the amount of $170 million, which was used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank, National Association (Wells Fargo), the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on certain Oncor transmission and distribution assets. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2021, the amount of available bond credits was $2.114 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.065 billion.

Borrowings under the CP Program, the Credit Facility, and our term loan credit agreements are not secured.

Fair Value of Long-Term Debt

At March 31, 2021 and December 31, 2020, the estimated fair value of our long-term debt (including current maturities) totaled $11.189 billion and $11.638 billion, respectively, and the carrying amount totaled $9.701 billion and $9.229 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations or cash flows. See Note 2 above and Note 7 to Financial Statements in our 2020 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for both GAAP and rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Financial Statements in our 2020 Form 10-K for additional information on leases.

7. MEMBERSHIP INTERESTS

Cash Contributions

We received cash capital contributions from our members on February 16, 2021 and April 27, 2021 each totaling $63 million.

Cash Distributions

The Sempra Acquisition PUCT Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2021, our regulatory capitalization was 53.6% debt to 46.4% equity and as a result we had $1.210 billion available to distribute to our members.

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

On February 17, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on February 18, 2021. On April 28, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on April 29, 2021.

Membership Interests

The following table presents the changes to membership interests during the current and prior period, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2020	$12,083	$(151)	$11,932
Net income	168	-	168
Distributions	(96)	-	(96)
Capital contributions	63	-	63
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at March 31, 2021	$12,218	$(149)	$12,069

Balance at December 31, 2019	$10,938	$(139)	$10,799
Net income	131	-	131
Distributions	(91)	-	(91)
Capital contributions	87	-	87
Net effects of cash flow hedges	-	(23)	(23)
Defined benefit pension plans	-	1	1
Balance at March 31, 2020	$11,065	$(161)	$10,904

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the current and prior period, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	1	1
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	1	-	1
Balance at March 31, 2021	$(38)	$(111)	$(149)

Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	1	1
Cash flow hedges – net decrease in fair value of derivatives (net of tax benefit of $6)	(23)	-	(23)
Balance at March 31, 2020	$(41)	$(120)	$(161)

8. PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA. Employees do not contribute to either plan. We also have a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Financial Statements in our 2020 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business. The second plan covers retirees and eligible current and future retirees whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of formerly affiliated companies including Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees. See Note 9 to Financial Statements in our 2020 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the current and prior period were comprised of the following:

	Three Months Ended March 31,
	2021	2020
Components of net allocated pension costs:
Service cost	$9	$8
Interest cost	21	25
Expected return on assets	(25)	(27)
Amortization of net loss	13	12
Net pension costs	18	18
Components of net OPEB costs:
Service cost	1	1
Interest cost	6	8
Expected return on assets	(1)	(2)
Amortization of prior service cost	(4)	(5)
Amortization of net loss	4	3
Net OPEB costs	6	5
Total net pension and OPEB costs	24	23
Less amounts deferred principally as property or a regulatory asset	(5)	(4)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19

The discount rates reflected in net pension and OPEB costs in 2021 are 2.39%, 2.53% and 2.58% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively. The expected return on pension and OPEB plan assets reflected in the 2021 cost amounts are 4.37%, 4.20% and 5.24% for the Oncor Retirement Plan, the Vistra Retirement Plan and the Oncor OPEB Plans, respectively.

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $16 million and $8 million, respectively, during the three months ended March 31, 2021. We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $4 million and $27 million, respectively, during the remainder of 2021. Our pension plans and Oncor OPEB Plans funding is expected to total approximately $61 million and $176 million, respectively, in the five-year period from 2021 to 2025 based on the latest actuarial projections.

9. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return that includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Financial Statements in our 2020 Form 10-K under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At March 31, 2021			At December 31, 2020
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$(2)	$(1)	$(3)	$(6)	$(1)	$(7)
Texas margin tax payable	28	-	28	23	-	23
Net payable (receivable)	$26	$(1)	$25	$17	$(1)	$16

There were no cash payments made to (received from) members related to income taxes for the three months ended March 31, 2021 and 2020.

See Note 7 for information regarding capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $3 million in each of the three months ended March 31, 2021 and 2020. We provided Sharyland with substation monitoring and switching services of less than $1 million both in the three months ended March 31, 2021 and 2020.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended March 31,
	2021	2020

Professional fees	$2	$1
Recoverable pension and OPEB – non-service costs	13	14
AFUDC equity income	(6)	(5)
Other, including interest income	(2)	3
Total other deductions and (income) – net	$7	$13

Interest Expense and Related Charges

	Three Months Ended March 31,
	2021	2020

Interest	$102	$101
Amortization of debt issuance costs and discounts	3	3
Less allowance for funds used during construction – capitalized interest portion	(3)	(3)
Total interest expense and related charges	$102	$101

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2021	2020

Gross trade accounts and other receivables	$816	$767
Allowance for uncollectible accounts	(9)	(7)
Trade accounts receivable – net	$807	$760

At March 31, 2021, REP subsidiaries of our two largest customers represented 23% and 22% of the trade accounts receivable balance. At December 31, 2020, REP subsidiaries of our two largest customers represented 21% and 15% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2021	2020

Assets related to employee benefit plans	$123	$124
Land	17	16
Other	2	2
Total investments and other property	$142	$142

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheets consisted of the following:

	Composite Depreciation Rate/	At March 31,	At December 31,
	Avg. Life at March 31, 2021	2021	2020
Assets in service:
Distribution	2.5% / 39.4 years	$15,132	$14,937
Transmission	2.9% / 34.8 years	12,277	12,156
Other assets	5.7% / 17.5 years	1,882	1,855
Total		29,291	28,948
Less accumulated depreciation		8,461	8,336
Net of accumulated depreciation		20,830	20,612
Construction work in progress		744	593
Held for future use		20	20
Property, plant and equipment – net		$21,594	$21,225

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At March 31, 2021			At December 31, 2020
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$634	$113	$521	$623	$112	$511
Capitalized software	1,046	500	546	1,027	484	543
Total	$1,680	$613	$1,067	$1,650	$596	$1,054

Aggregate amortization expenses for intangible assets totaled $17 million and $15 million for the three months ended March 31, 2021 and 2020, respectively. The estimated annual amortization expense for the five-year period from 2021 to 2025 is as follows:

Year	Amortization Expense
2021	$71
2022	71
2023	71
2024	70
2025	70

Operating Lease, Third-Party Joint Project and Other Obligations

Operating lease, third-party joint project and other obligations reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2021	2020

Operating lease liabilities	$124	$124
Investment tax credits	5	5
Third-party joint project obligation (a)	143	100
Other	87	76
Total operating lease, third-party joint project and other obligations	$359	$305

____________

(a)Oncor is currently involved in a joint project with LP&L. See Note 3 for more information.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020

Cash payments (receipts) related to:
Interest	$80	$90
Less capitalized interest	(3)	(3)
Interest payments (net of amounts capitalized)	$77	$87

Noncash increase in operating lease obligations for ROU assets	$7	$37

Noncash construction expenditures (a):	$182	$221

____________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2020 Form 10-K.

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

Significant Activities and Events

February 2021 Winter Weather Event — On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather. From February 15 through February 17, 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by the extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages at various points over that period, including over one million homes and businesses in our service territory, some for extended periods of time. As a result of the load shedding events and state-wide power outages, various legislative, regulatory, and legal proceedings have been initiated and could be initiated in the future. Both chambers of the Texas Legislature have held hearings relating to the February 2021 winter weather event and related power outages, and various bills impacting the ERCOT market have been filed. Various other governmental and regulatory entities have begun investigations or indicated an intent to investigate matters related to the operations of the ERCOT grid during the February 2021 winter weather event as well, including the PUCT, FERC, NERC, the United States Congress, the

Attorney General of Texas, and the Texas RE. The February 2021 winter weather event has also resulted in various financial challenges in the ERCOT market. ERCOT has issued market notices indicating that certain amounts due in the market have not been fully paid. The PUCT has taken various actions to address these challenges, including issuing a moratorium on customer disconnections for failure to pay. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Following the winter weather event, certain REPs and a network transmission customer of ours filed for bankruptcy protection. Certain of those customers, including the network transmission customer, have received bankruptcy court approval to pay certain pre-petition and post-petition amounts owed to us. As a result, we have not deemed charges owed by those customers uncollectible. Amounts deemed uncollectible from REPs subject to bankruptcy protection or REPs whose customers were transitioned to other REPs following the winter weather event are being recorded in a regulatory asset, which totaled $10 million at March 31, 2021. Customers of ours could take additional actions in the future to address financial challenges experienced as a result of the winter weather event. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. While the PUCT has indicated that it expects the moratorium on disconnections to be temporary, the extent to which the moratorium and other events related to the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including the duration of the moratorium and any other legislative, regulatory, or legal actions related to the February 2021 winter weather event. See “—Regulation and Rates — February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” below for further discussion of legislative, regulatory, and legal proceedings related to the February 2021 winter weather event.

COVID-19 Pandemic — In March 2020, the World Health Organization declared COVID-19 a pandemic, the President of the United States declared a national state of emergency, and the Governor of Texas issued a disaster proclamation for all counties in the state. The COVID-19 pandemic has significantly impacted the global economy, communities, and supply chains around the world. As a critical infrastructure provider of electricity transmission and distribution services, our operations have continued throughout the pandemic. At the start of the pandemic, we implemented our pandemic response plan and took various precautionary and preemptive actions under that plan to protect our workforce and critical operations, including requiring employees to work remotely where possible, restricting non-essential business travel, implementing increased sanitation measures and temperature screenings at Oncor facilities, and actively monitoring our supply chain and key vendors and suppliers. We continue to actively monitor the state of the pandemic and governmental requirements, and as COVID-19 cases in our service territory decrease and vaccination levels rise, our management has and may continue to rescind certain of these precautionary measures and restrictions put in place at the start of the pandemic.

To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations. We believe the overall impact of the pandemic on our revenues for the three months ended March 31, 2021 as compared to three months ended March 31, 2020 is minimal. We believe residential usage was more than it otherwise would have been due to increases in the number of residential customers staying at home during the pandemic, and that this increase has offset the slight revenue decline in commercial and industrial usage that we believe is attributable to the pandemic for the three months ended March 31, 2021. However, we cannot predict whether, or to what extent pandemic usage trends will continue or develop in the future, particularly in light of increasing COVID-19 vaccination rates and the Governor of Texas lifting certain statewide COVID-19 restrictions effective March 10, 2021, including removing all state-imposed operating/capacity limits on businesses. We also face other risks and uncertainties related to the COVID-19 pandemic and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our business, financial condition, or results of operations in the future. The extent to which the COVID-19 pandemic does impact our results will ultimately depend on future developments, which are highly uncertain, including if circumstances related to the pandemic worsen, the duration of the pandemic and governmental actions to address the pandemic.  For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors - Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic” in our 2020 Form 10-K.

In March 2020, the PUCT took action to address the impact of the COVID-19 pandemic on residential customers in the areas of Texas open to electricity customer choice, creating the COVID-19 ERP to aid certain residential customers unable to pay their electricity bills through September 30, 2020. To fund the program, the PUCT provided for a surcharge to be collected by transmission and distribution utilities through rates. We billed the tariff rider surcharge from April 2020 until February 9, 2021. At March 31, 2021, we had collected the reimbursements paid by us pursuant to the COVID-19 ERP.

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

The PUCT also authorized the transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Therefore, we are recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At March 31, 2021, we recorded $28 million with respect to this regulatory asset. We expect COVID-19 pandemic related costs, including costs related to our pandemic response plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures could be material. For more information on recovery of regulatory assets and liabilities, see Note 1 to Financial Statements.

Rate regulation is premised on the full recovery of prudently incurred costs. The regulatory assets we have established with respect to COVID-19 pandemic costs that we have incurred and may continue to incur are subject to PUCT review for reasonableness and possible disallowance in our next base rate review. Any failure to recover such costs could have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations. For more information on the COVID-19 ERP and PUCT matters relating to the COVID-19 pandemic that impact Oncor, see Note 2 to Financial Statements.

Debt-Related Activities — On January 29, 2021, we entered into an unsecured $300 million term loan credit agreement (January 2021 Term Loan Credit Agreement) and borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021 under the agreement. On March 17, 2021, we entered into an unsecured $450 million term loan credit agreement (March 2021 Term Loan Credit Agreement) and borrowed $170 million on March 31, 2021 and $105 million on April 30, 2021 under the agreement. As of March 31, 2021, $300 million of principal amount was outstanding under the January 2021 Term Loan Credit Agreement and $170 million of principal amount was outstanding under the March 2021 Term Loan Credit Agreement.

Joint Project with LP&L — Oncor is currently involved in an estimated $400 million joint project with LP&L, with costs to ultimately be split by Oncor and LP&L, that involves the build out of transmission lines and associated station work to join the City of Lubbock to the ERCOT market. Oncor is constructing the facilities with LP&L reimbursing Oncor for its portion of the construction costs. Once construction is complete, which is expected to be in mid-2021, the resulting transmission assets will be split between LP&L and Oncor. Oncor’s expenditures as of March 31, 2021 with respect to the project (minus amounts subject to reimbursement by LP&L) totaled $172 million. To support its funding of reimbursements to Oncor, LP&L is required to maintain an escrow account with minimum monthly balances. The balance of the escrow account at March 31, 2021 was $31 million. At March 31, 2021, each of Oncor and LP&L was expected to make total expenditures of approximately $20 million and $33 million, respectively, in 2021 to finish the project. This joint project consists of approximately 175 miles of transmission lines in the Lubbock and surrounding Texas panhandle areas. For more information on the joint project with LP&L, see Note 3 to Financial Statements.

Matters with the PUCT — See Note 2 to Financial Statements for a discussion of significant PUCT matters.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended March 31,		%
	2021	2020	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	10,906	9,417	15.8
Commercial, industrial, small business and other	19,771	21,003	(5.9)
Total electric energy volumes	30,677	30,420	0.8

	Twelve Months Ended March 31,		%
	2021	2020	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	81.0	84.0	(3.6)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	-
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	61.8	67.0	(7.8)
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,781	3,703	2.1

	Three Months Ended March 31,		$
	2021	2020	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$540	$496	$44
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	208	196	12
Billed to REPs serving Oncor distribution customers, through TCRF	114	109	5
Total transmission base revenues	322	305	17
Other miscellaneous revenues	17	16	1
Total revenues contributing to earnings	879	817	62

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	249	245	4
EECRF	11	10	1
Total revenues collected for pass-through expenses	260	255	5

Total operating revenues	$1,139	$1,072	$67

____________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. Each of these results excludes outages during significant storm events, including during the February 2021 winter weather event.

Financial Results — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total operating revenues increased $67 million, or 6%, to $1,139 million in 2021. Revenue is billed under tariffs approved by the PUCT. Our next base rate review is required to be filed with the PUCT on or before October 1, 2021.

Revenues contributing to earnings increased $62 million, or 8%, during the three months ended March 31, 2021. The change reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT. The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate review to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues increased $44 million during the three months ended March 31, 2021. The increase in distribution base rate revenues primarily reflects:

o$26 million increase due to higher consumption primarily attributable to weather,

o$16 million increase due to the effects of the DCRF rate increases, and

o$4 million increase due to growth in points of delivery.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2021 and 2020.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
51996 (a)	April 2021	September 2021	$98
50734	April 2020	September 2020	$70
49427	April 2019	September 2019	$25

____________

(a)Pending PUCT approval.

•An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues increased $17 million during the three months ended March 31, 2021. The increase in TCOS revenues is due to the effects of the TCOS updates.

See the TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for 2021 and 2020.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
51767	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12

Revenues collected for pass-through expenses increased $5 million during the three months ended March 31, 2021. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net change reflected the following components:

• An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $4 million for the three months ended March 31, 2021 due to higher third-party wholesale transmission service provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense. At March 31, 2021, $37 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements). PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended March 31, 2021 and 2020, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2021.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
51560	November 2020	March 2021 - August 2021	$(87)
50883	May 2020	September 2020 - February 2021	$81
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192

•An Increase in EECRF Revenues — EECRF revenues increased by $1 million during the three months ended March 31, 2021. The $1 million increase is offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years. We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended March 31, 2021 and 2020, as well as filings that will impact revenues for the year ended December 31, 2021.

EECRF Filings Table

Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
50886	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-

Wholesale transmission service expense increased $4 million to $249 million in 2021 and represents higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $3 million to $235 million in 2021. The increase includes $5 million in higher labor and contractor related costs and $5 million higher insurance, legal and other costs, partially offset by a $7 million decrease in vegetation management costs.

Depreciation and amortization increased $12 million to $205 million in 2021. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $33 million (including a $3 million benefit related to nonoperating income) in 2021 compared to $26 million (including a $3 million benefit related to nonoperating income) in 2020.

The effective income tax rate was 16.4% and 16.6% for the 2021 and 2020 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $9 million primarily due to an increase in property taxes attributable to ongoing investments in property, plant and equipment.

Other deductions and (income) - net was $6 million favorable in 2021 compared to 2020. The variance is primarily due to a $5 million favorable change in the value of certain compensation plan trust assets.

Interest expense and related charges increased $1 million to $102 million in 2021. The variance is primarily driven by a $5 million increase due to higher average borrowings, partially offset by a $4 million decrease due to lower average interest rates.

Net income was $37 million higher than the prior period, driven by higher revenues contributing to earnings from increases in base transmission and distribution rates and higher consumption primarily attributable to weather and favorable changes in other income and deductions, partially offset by increases in depreciation and amortization and property taxes.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes. The hedges were terminated in March 2020 upon the issuance of 2.75% Senior Secured Notes due May 15, 2030 and 3.70% Senior Secured Notes due May 15, 2050, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income in 2020. We expect approximately $4 million of the amount reported in accumulated other comprehensive loss at March 31, 2021 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Cash provided by operating activities totaled $234 million and $202 million in 2021 and 2020 respectively. The $32 million net increase is primarily the result of a $68 million increase in accounts payable due to timing of payments to vendors, a $25 million decrease in inventory purchases, a $14 million increase in transmission and distribution receipts and a $14 million increase in customer deposits, partially offset by a $70 million increase in storm costs and a $19 million increase in property tax payments.

Cash provided by financing activities totaled $367 million and $704 million in 2021 and 2020, respectively. The $337 million net decrease is primarily due to debt financing activity. For more information, see Notes 4 and 5 to the Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $617 million and $620 million in 2021 and 2020, respectively. There was no significant variance in 2021 compared to the prior period.

Depreciation and amortization expense reported in the statements of consolidated cash flows was $21 million and $20 million more than the amounts reported in the statements of consolidated income in the three months ended March 31, 2021 and 2020, respectively. The differences result from certain regulatory asset amortization reported in operation and maintenance expense.

Long-Term Debt Activity

In January 2021, we entered into the January 2021 Term Loan Credit Agreement, a $300 million term loan credit agreement that matures on February 28, 2022. The January 2021 Term Loan Credit Agreement provides that we can borrow the full amount in up to three borrowings by March 15, 2021. We borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021 under the January 2021 Term Loan Credit Agreement. At March 31, 2021, borrowings under the January 2021 Term Loan Credit Agreement totaled $300 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank, the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

In March 2021, we entered into the March 2021 Term Loan Credit Agreement, a $450 million term loan credit agreement that matures on May 17, 2022. The March 2021 Term Loan Credit Agreement provides that we can borrow the full amount in up to four borrowings by June 4, 2021. We borrowed $170 million on March 31, 2021 and $105 million on April 30, 2021 under the March 2021 Term Loan Credit Agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

The January 2021 Term Loan Credit Agreement and March 2021 Term Loan Credit Agreement contain customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The January 2021 Term Loan Credit Agreement and March 2021 Term Loan Credit Agreement also contain a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “— Credit Rating Provisions and Material Debt Covenants — Material Debt Credit Rating, Financial, and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

See Note 5 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Short-Term Debt Activity

CP Program — We established the CP Program in March 2018, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement. Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for working capital and general corporate purposes. We had no CP Notes outstanding under the CP Program at March 31, 2021 and $70 million of CP Notes outstanding under the CP Program at December 31, 2020.

The CP Program obtains liquidity support from our Credit Facility discussed below. We may utilize either the CP Program or the Credit Facility at our option for funding. See Note 4 to Financial Statements for additional information regarding the CP Program.

Credit Facility — At March 31, 2021, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program. In November 2020, we entered into an amendment to the Credit Facility that extended its maturity date for one year to November 2023. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals. Borrowings under the Credit Facility are classified as short-term on the balance sheet. At March 31, 2021, we had no outstanding borrowings under the Credit Facility and $8 million of letters of credit outstanding.

Because the CP Program is supported by the Credit Facility, any CP Notes outstanding reduces the available borrowing capacity. Considering the letters of credit and the CP Notes outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.992 billion and $1.921 billion at March 31, 2021 and December 31, 2020, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At March 31, 2021, we were in compliance with this covenant and all other covenants in the Credit Facility. See “Credit Rating Provisions and Material Debt Covenants — Material Debt Credit Rating, Financial, and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

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

Our 2021 capital expenditures also include our estimated share of expenditures relating to completion of the joint project with LP&L. At March 31, 2021, we estimated capital expenditures of approximately $20 million to complete our share of the project (which excludes amounts to be reimbursed to us by LP&L for its portion of the project). For more information on the joint project with LP&L, see Note 3 to Financial Statements.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to borrow under our Credit Facility, which also supports our CP Program. Because the CP Program is supported by the Credit Facility, CP Notes outstanding is a reduction to the available borrowing capacity. Cash and cash equivalents totaled $11 million and $27 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, we also had $280 million of available borrowing capacity under the March 2021 Term Loan Credit Agreement. Considering CP Notes and letters of credit outstanding, available liquidity (cash and available borrowing capacity under both the Credit Facility and the March 2021 Term Loan Credit Agreement) at March 31, 2021 totaled $2.283 billion, reflecting an increase of $335 million from December 31, 2020.

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

The COVID-19 pandemic has not had a material adverse impact on our liquidity to date. However, we do face risks and uncertainties related to the pandemic, including the potential impact on capital and credit markets of which we cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our liquidity, ability to access the capital or commercial paper markets, or obtain new credit commitments from commercial banks in the future. For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors - Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic” in our 2020 Form 10-K.

Various federal and state actions, including those implemented in connection with the COVID-19 pandemic, have and could also impact our liquidity. For example, see Note 2 to Financial Statements for information on the COVID-19 ERP and its funding. In addition, we expect to utilize certain provisions under the American Rescue Plan Act to adjust our pension plan funding contributions, resulting in a net decrease in our expected pension funding contributions for the five-year period from 2021 to 2025. See “Pension and OPEB Plan Funding” below for more information.

In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors – We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions” in our 2020 Form 10-K.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members on February 16, 2021 and April 27, 2021 each totaling $63 million.

Distributions — The Sempra Acquisition PUCT Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of our board, a majority of the Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2021, our regulatory capitalization was 53.6% debt to 46.4% equity, and as a result we had $1.210 billion available to distribute to our members.

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

On April 28, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on April 29, 2021. On February 17, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on February 18, 2021.

Pension and OPEB Plan Funding

Our funding for pension plans and Oncor OPEB Plans is expected to total approximately $61 million and $176 million, respectively, in the five-year period from 2021 to 2025. Our pension plan funding for the five-year period reflects a net decrease of approximately $500 million from our previous funding expectations for the period as a result of expected application of provisions of the American Rescue Plan Act, favorable asset performance in 2020, and updated discount rates and actuarial assumptions. Our funding for the pension plans and Oncor OPEB Plans is expected to total $20 million and $35 million, respectively, in the calendar year 2021. In the three months ended March 31, 2021, we made cash contributions of $16 million to the pension plans and $8 million to the Oncor OPEB Plans.

Capitalization and Return on Equity

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957. In PUCT Docket No. 46957, the PUCT also set our authorized return on equity at 9.8%. Our debt for purposes of the regulatory capital structure was 53.6% at March 31, 2021. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio. See Note 7 to Financial Statements for further discussion of our regulatory capitalization.

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

Presented below are the credit ratings assigned for our debt securities at May 5, 2021.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. In November 2020, we entered into an amendment to the Credit Facility. As amended, borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 1.125% to 1.750% depending on certain credit ratings assigned to our debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the greater of the federal funds effective rate or the overnight banking rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.125% to 0.750% depending on certain credit ratings assigned to our debt. Our borrowings are generally LIBOR-based, and based on our current secured long-term debt ratings as of May 5, 2021, our borrowings would bear interest at LIBOR plus 1.250%. A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings.

Our Credit Facility, Note Purchase Agreement and term loan credit agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for our Credit Facility and term loan credit agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At March 31, 2021, we were in compliance with this covenant and all other covenants under the Credit Facility, Note Purchase Agreement and term loan credit agreements.

Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, Note Purchase Agreement and term loan credit agreements, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreement, would permit the holders of our senior secured notes to exercise their remedies under the Deed of Trust.

Guarantees

At March 31, 2021, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2021, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

None.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years. The current Legislature is in regular session from January 12, 2021 to May 31, 2021. However, at any time the Governor of Texas may convene a special session of the Legislature. During any regular or special session, bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. Various bills related to our business have been proposed in the current legislative session, however, we cannot predict whether any introduced to date are likely to have a substantial impact on our financial position, results of operations or cash flows. See also “— February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” below for legislative matters relating to the February 2021 winter storm.

February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters

On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather. From February 15 through February 17, 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by the extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages at various points over that period, including over one million homes and businesses in our service territory, some for extended periods of time. On February 16, 2021, the Governor of Texas declared reform of ERCOT as an emergency item for the Texas legislative session. Both chambers of the Texas Legislature have held, and may continue to hold, hearings relating to the February 2021 winter storm and related power outages, and various bills impacting the ERCOT market have been filed. Various other governmental and regulatory entities have begun investigations or indicated an intent to investigate matters related to the operations of the ERCOT grid during the February 2021 extreme winter weather event as well, including the PUCT, FERC, NERC, the United States Congress, the Attorney General of Texas, and the Texas RE. Lawsuits have been filed against various market participants relating to the power outages resulting from the February 2021 winter weather event, including us, and as a transmission and distribution utility operating during the winter weather event there is a risk we could be named in additional lawsuits in the future. We cannot predict whether, or to what extent, any legislation, regulation, or legal action resulting from these proceedings, or any other legislative, regulatory, or legal proceedings that may arise in the future related to the winter weather event, will impact our business.

The PUCT has also opened several projects to address various matters relating to the winter weather event, including Project No. 51812 Issues Related to the State of Disaster for the February 2021 Winter Weather Event and Project No. 51825 Investigation Regarding the February 2021 Winter Weather Event. On February 17, 2021 the PUCT issued an order that required transmission and distribution utilities to ensure that any outages instituted in response to ERCOT’s requirement to shed load were rotated so that no customer experienced an outage of longer than 12 hours. The electricity generation shortage during the extreme winter weather also resulted in wholesale electricity prices increasing to their maximum allowed limit, and this has created various financial challenges among ERCOT market participants. ERCOT has issued market notices indicating that certain amounts due in the market have not been fully paid, and certain ERCOT market participants, including customers of ours, have filed for bankruptcy protection. The PUCT has also taken, and could take additional, measures to address financial challenges experienced by ERCOT market participants resulting from the winter weather event. On February 21, 2021, the PUCT issued an order in Project No. 51812 prohibiting customer disconnections due to nonpayment. In addition, on March 3, 2021, the PUCT issued an order in Project No. 51812 waiving certain late fees for invoices due between February 22, 2021 and March 3, 2021 to transmission and distribution utilities from REPs. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Currently, the majority of our network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. However, the February 2021 winter storm event has posed and could continue to pose financial challenges to both REPs and network transmission customers. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, results of operations, and financial condition. While the PUCT has indicated that it expects the moratorium on disconnections to be temporary, the extent to which the moratorium and other regulatory or legal actions related to the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including the duration of the moratorium and any other regulatory, legislative, legal or customer actions related to impacts of the winter weather event.

Matters with the PUCT

See Note 2 to Financial Statements for a discussion of significant PUCT matters for the three months ended March 31, 2021. See also “— February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” above for a discussion of PUCT actions related to the February 2021 winter storm.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at March 31, 2021.

All of our long-term debt at March 31, 2021 (except for the January 2021 Term Loan Credit Agreement and March 2021 Term Loan Credit Agreement) carried fixed interest rates. The January 2021 Term Loan Credit Agreement and March 2021 Term Loan Credit Agreement, each contain terms pursuant to which the interest rate charged could vary, at our option, depending on the selected interest period.

The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. Borrowings under the CP Program may bear interest on a fixed rate or floating rate basis and will vary based on market conditions at the time of borrowings. For information on our borrowings and interest rates charged under: (i) the Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Credit Rating Provisions and Material Debt Covenants – Material Debt Credit Rating, Financial and Cross-Default Covenants,” Note 4 to Financial Statements and Note 5 to Financial Statements in our 2020 Form 10-K, (ii) the CP Program, see Note 4 to Financial Statements and Note 5 to Financial Statements in our 2020 Form 10-K, and (iii) the January 2021 Term Loan Credit Agreement and March 2021 Term Loan Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Long-Term Debt Activity,” and Note 5 to Financial Statements.

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

Our exposure to credit risk associated with trade accounts receivable totaled $816 million at March 31, 2021. The receivable balance is before the allowance for uncollectible accounts, which totaled $9 million at March 31, 2021. The exposure includes trade accounts receivable from REPs totaling $504 million, which are generally noninvestment grade and from transmission customers totaling $62 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk. At March 31, 2021, REP subsidiaries of our two largest customers, Vistra and NRG Energy, Inc, represented 23% and 22% of the trade receivable balance, respectively. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Due to the February 2021 winter weather event, certain REPs and a network transmission customer of ours filed for bankruptcy protection. Certain of those customers, including the network transmission customer, have received bankruptcy court approval to pay certain pre-petition and post-petition amounts owed to us. As a result, we have not deemed charges owed by those customers uncollectible. Amounts deemed uncollectible from REPs subject to bankruptcy protection or REPs whose customers were transitioned to other REPs following the winter weather event are being recorded in a regulatory asset, which totaled $10 million at March 31, 2021. Customers of ours could take additional actions in the future to address financial challenges experienced as a result of the winter weather event. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events – February 2021 Winter Weather Event” for additional discussion of the February 2021 winter storm.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at March 31, 2021.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•legislation, governmental policies and orders, and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, ERCOT, the NERC, the Texas RE, the U.S. Department of Energy, the U.S. Environmental Protection Agency, and the Texas Commission on Environmental Quality, and including with respect to:

allowed rate of return;

permitted capital structure;

industry, market and rate structure;

recovery of investments;

acquisition and disposal of assets and facilities;

operation and construction of assets and facilities;

changes in tax laws and policies, including the impact of the TCJA and the CARES Act; and

changes in and compliance with environmental, sourcing/supply chain, reliability and safety laws and policies;

•legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;

•weather conditions and other natural phenomena, including any impacts due to climate change;

•health epidemics and pandemics, including the evolving COVID-19 pandemic and its impact on Oncor’s business and the economy in general;

•acts of sabotage, wars or terrorist or cyber security threats or activities;

•economic conditions, including the impact of a recessionary environment;

•unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;

•ERCOT grid needs;

•changes in business strategy, development plans or vendor relationships;

•unanticipated changes in interest rates or rates of inflation;

•unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;

•general industry trends;

•hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•changes in technology used by and services offered by us;

•significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•significant changes in critical accounting policies material to us;

•commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of disruptions in U.S. credit markets;

•circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•financial and other restrictions under our debt agreements;

•our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•actions by credit rating agencies;

•our ability to effectively execute our operational strategy; and

•the risk that any potential cost savings and any other potential synergies from acquisitions may not be fully realized or may take longer to realize than expected.

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

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 30, 2021, Oncor borrowed $105 million under the March 2021 Term Loan Credit Agreement. The proceeds of the borrowing were used for general corporate purposes, including repayment of outstanding CP Notes. Loans under the March 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%). For more information on the March 2021 Term Loan Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Long-Term Debt Activity.”

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(10)	Material Contracts.
Credit Agreements

10(a)	333-100240 Form 8-K (filed February 4, 2021)	10.1		Term Loan Credit Agreement, dated as of January 29, 2021, between Oncor Electric Delivery Company LLC, as borrower and U.S. Bank National Association, as lender.

10(b)	333-100240 Form 8-K (filed March 22, 2021)	10.1

Term Loan Credit Agreement, dated as of March 17, 2021, between Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data Files.
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 5, 2021