Form 10-Q
period 2021-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2021-08-05
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 5, 2021, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

The Oncor Electric Delivery Company LLC (Oncor) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor’s website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q. The representations and warranties contained in any agreement that we have filed as an exhibit to this Quarterly Report on Form 10-Q or that we have or may publicly file in the future may contain representations and warranties made by and to the parties thereto as of specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

This Quarterly Report on Form 10-Q and other Securities and Exchange Commission filings of Oncor occasionally make references to Oncor (or “we,” “our,” “us,” or “the company”) when describing actions, rights or obligations of Oncor and/or its subsidiaries. These references reflect the fact that the subsidiaries are consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of any subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2020 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2020
AFUDC	Allowance for funds used during construction
AMS	Advanced metering system
ARPA	American Rescue Plan Act of 2021, enacted on March 11, 2021
ASU	Accounting Standards Update
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019
CP Notes	Unsecured commercial paper notes issued under Oncor’s CP Program
CP Program	Commercial paper program
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

Refers to a member of our board of directors who is a “disinterested director” pursuant to our Limited Liability Company Agreement. Our Limited Liability Company Agreement requires that seven of the thirteen members of our board of directors be “disinterested directors” who (i) shall be independent in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years

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
Oncor OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, certain eligible current and former employees of former affiliated companies, including Vistra, and their eligible dependents

Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Sempra	Sempra Energy
Sempra Acquisition PUCT Order	Refers to the final order issued March 2018 by the PUCT in Docket No. 47675 approving Sempra’s indirect acquisition of Oncor Holdings
Sharyland	Refers to Sharyland Utilities, L.L.C., a subsidiary of Sharyland Holdings, L.P.
STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, and the sole member of Oncor Holdings
TCJA	Tax Cuts and Jobs Act, as enacted on December 22, 2017
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions of dollars)
Operating revenues (Note 3)	$1,147	$1,090	$2,286	$2,162
Operating expenses:
Wholesale transmission service	260	233	509	478
Operation and maintenance	232	212	467	444
Depreciation and amortization	209	196	414	389
Provision in lieu of income taxes (Note 9)	36	38	72	67
Taxes other than amounts related to income taxes	135	126	275	257
Total operating expenses	872	805	1,737	1,635
Operating income	275	285	549	527
Other deductions and (income) – net (Note 10)	7	10	14	23
Nonoperating benefit in lieu of income taxes	(3)	(3)	(6)	(6)
Interest expense and related charges (Note 10)	102	102	204	203
Net income	$169	$176	$337	$307

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions of dollars)
Net income	$169	$176	$337	$307
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax)	-	-	1	(23)
Defined benefit pension plans (net of tax)	3	2	4	3
Total other comprehensive income (loss)	3	2	5	(20)
Comprehensive income	$172	$178	$342	$287

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(millions of dollars)
Cash flows – operating activities:
Net income	$337	$307
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	454	429
Provision in lieu of deferred income taxes – net	37	14
Other – net	1	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(61)	(7)
Other operating assets and liabilities	(245)	(153)
Cash provided by operating activities	523	589
Cash flows – financing activities:
Issuances of long-term debt (Note 5)	770	1,265
Repayment of long-term debt (Note 5)	-	(465)
Net change in short-term borrowings (Note 4)	(63)	(39)
Capital contributions from members (Note 7)	125	174
Distributions to members (Note 7)	(192)	(183)
Debt discount and financing costs – net	(2)	(35)
Cash provided by financing activities	638	717
Cash flows – investing activities:
Capital expenditures	(1,224)	(1,283)
Expenditures for third party in joint project (Note 3)	(65)	(27)
Reimbursement from third party in joint project (Note 3)	91	13
Other – net	17	11
Cash used in investing activities	(1,181)	(1,286)
Net change in cash and cash equivalents	(20)	20
Cash and cash equivalents – beginning balance	27	4
Cash and cash equivalents – ending balance	$7	$24

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2021	2020
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$7	$27
Trade accounts receivable – net (Note 10)	765	760
Amounts receivable from members related to income taxes (Note 9)	22	7
Materials and supplies inventories – at average cost	149	144
Prepayments and other current assets	99	100
Total current assets	1,042	1,038
Investments and other property (Note 10)	149	142
Property, plant and equipment – net (Note 10)	21,998	21,225
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,898	1,779
Operating lease ROU, third-party joint project and other assets (Notes 3 and 6)	168	248
Total assets	$29,995	$29,172

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$7	$70
Long-term debt due currently (Note 5)	1,150	-
Trade accounts payable	355	392
Amounts payable to members related to income taxes (Note 9)	14	23
Accrued taxes other than amounts related to income taxes	176	269
Accrued interest	86	87
Operating lease and other current liabilities (Note 6)	276	279
Total current liabilities	2,064	1,120
Long-term debt, less amounts due currently (Note 5)	8,853	9,229
Liability in lieu of deferred income taxes (Note 9)	1,997	1,923
Regulatory liabilities (Note 2)	2,856	2,855
Employee benefit obligations (Note 8)	1,792	1,808
Operating lease, third-party joint project and other obligations (Notes 3, 6 and 10)	226	305
Total liabilities	17,788	17,240
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding 2021 and 2020 – 635,000,000	12,353	12,083
Accumulated other comprehensive loss	(146)	(151)
Total membership interests	12,207	11,932
Total liabilities and membership interests	$29,995	$29,172

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context. See “Glossary” for the definition of terms and abbreviations.

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

2. REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of our regulatory assets and liabilities and their remaining recovery periods as of June 30, 2021 are provided in the table below. Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At June 30, 2021	At June 30, 2021	At December 31, 2020
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$648	$672
Employee retirement costs being amortized	7 years	209	227
Employee retirement costs incurred since the last rate review period (b)	To be determined	94	67
Self-insurance reserve (primarily storm recovery costs) being amortized	7 years	245	266
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	368	256
Debt reacquisition costs	Lives of related debt	22	25
Under-recovered AMS costs	7 years	138	149
Energy efficiency performance bonus (a)	1 year or less	7	14
Wholesale distribution substation service	To be determined	65	55
Unrecovered expenses related to COVID-19	To be determined	32	27
Under-recovered wholesale transmission service expense (a)	1 year or less	32	-
Other regulatory assets	Various	38	21
Total regulatory assets		1,898	1,779

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,314	1,262
Excess deferred taxes	Primarily over lives of related assets	1,475	1,508
Over-recovered wholesale transmission service expense (a)	1 year or less	-	52
Unamortized gain on reacquisition of debt	Lives of related debt	26	27
Employee retirement costs over-recovered since last rate review period (b)	To be determined	30	-
Other regulatory liabilities	Various	11	6
Total regulatory liabilities		2,856	2,855
Net regulatory assets (liabilities)		$(958)	$(1,076)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019, authorizing transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the

COVID-19 pandemic. Since then, we have been recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At June 30, 2021, we recorded $32 million with respect to this regulatory asset. See Note 2 to Financial Statements in our 2020 Form 10-K for additional information regarding the unrecovered expenses related to COVID-19.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$517	$519	$1,058	$1,014
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	222	200	429	395
Billed to REPs serving Oncor distribution customers, through TCRF	120	111	234	221
Total transmission base revenues	342	311	663	616
Other miscellaneous revenues	19	18	36	34
Total revenues contributing to earnings	878	848	1,757	1,664

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	260	233	509	478
EECRF	9	9	20	20
Total revenues collected for pass-through expenses	269	242	529	498

Total operating revenues	$1,147	$1,090	$2,286	$2,162

Customers

Our distribution customers consist of REPs (approximately 85 REPs at June 30, 2021) and certain electric cooperatives in our certificated service area. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission customers consist of other distribution companies, municipalities and electric cooperatives. REP subsidiaries of our two largest customers collectively represented 21% and 19% of our total operating revenues for the three months ended June 30, 2021 and 24% and 22% of our total operating revenues for the six months ended June 30, 2021. No other customer represented more than 10% of our total operating revenues in 2021.

Variability

Our revenues and cash flows are subject to seasonality, timing of customer billings, weather conditions and other electricity usage drivers, with revenues being highest in the summer. Payment of customer billings is due 35 days after invoicing. Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are recoverable as a regulatory asset.

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

Joint Project with LP&L

In the second quarter of 2021, Oncor completed an approximately $370 million joint project with LP&L. The project involved the build out of approximately 175 miles of transmission lines and associated station work in the Lubbock and surrounding Texas panhandle areas to join the City of Lubbock to the ERCOT market, with the resulting assets split between Oncor and LP&L. Oncor constructed the facilities and LP&L reimbursed Oncor and received title for its portion of the assets. The LP&L related assets and a corresponding liability were removed from Oncor’s balance sheet at the end of the project when title to the LP&L portion of the assets was transferred to LP&L. As a unique and nonrecurring construction project, the transfer of title was accounted for as a sale of nonfinancial assets at cost.

4. SHORT-TERM BORROWINGS

At June 30, 2021 and December 31, 2020, outstanding short-term borrowings under our CP Program and Credit Facility consisted of the following:

	At June 30,	At December 31,
	2021	2020
Total credit facility borrowing capacity	$2,000	$2,000
Commercial paper outstanding (a)	(7)	(70)
Credit facility outstanding (b)	-	-
Letters of credit outstanding (c)	(8)	(9)
Available unused credit	$1,985	$1,921

____________

(a)The weighted average interest rates for commercial paper were 0.12% at June 30, 2021 and 0.17% at December 31, 2020.

(b)At June 30, 2021, the applicable interest rate for any outstanding borrowings was LIBOR plus 1.25%.

(c)Interest rates on outstanding letters of credit were 1.45% at both June 30, 2021 and December 31, 2020, based on our credit ratings.

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

5. LONG-TERM DEBT

Our secured debt is secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust” below for additional information. At June 30, 2021 and December 31, 2020, our long-term debt consisted of the following:

	At June 30,	At December 31,
	2021	2020
Fixed Rate Secured:
4.10% Senior Notes due June 1, 2022	$400	$400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes Series A, due December 3, 2025	174	174
3.86% Senior Notes Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	400	400
7.00% Senior Notes due May 1, 2032	494	494
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
5.35% Senior Notes due October 1, 2052	300	300
Secured long-term debt	9,327	9,327
Variable Rate Unsecured:
Term loan credit agreement maturing February 28, 2022	300	-
Term loan credit agreement maturing May 17, 2022	450	-
Term loan credit agreement maturing August 15, 2022	20	-
Total long-term debt	10,097	9,327
Unamortized discount and debt issuance costs	(94)	(98)
Less amount due currently	(1,150)	-
Long-term debt, less amounts due currently	$8,853	$9,229

Long-Term Debt-Related Activity in 2021

January 2021 Term Loan Credit Agreement

On January 29, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $300 million (January 2021 Term Loan Credit Agreement) that matures on February 28, 2022. We borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021 under the January 2021 Term Loan Credit Agreement. At June 30, 2021, aggregate borrowings under the January 2021 Term Loan Credit Agreement totaled $300 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank National Association (U.S. Bank), the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

March 2021 Term Loan Credit Agreement

On March 17, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $450 million (March 2021 Term Loan Credit Agreement) that matures on May 17, 2022. We borrowed $170 million on March 31, 2021, $105 million on April 30, 2021 and $175 million on May 14, 2021 under the March 2021 Term Loan Credit Agreement. At June 30, 2021, aggregate borrowings under the March 2021 Term Loan Credit Agreement totaled $450 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank, National Association (Wells Fargo), the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

June 2021 Term Loan Credit Agreement

On June 25, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $540 million (June 2021 Term Loan Credit Agreement) that matures on August 15, 2022. The June 2021 Term Loan Credit Agreement provides that we may borrow the full amount in up to four borrowings, which may be made, at our option, at any time before August 30, 2021. On June 29, 2021, we made our first borrowing under the June 2021 Term Loan Credit Agreement in the amount of $20 million. At June 30, 2021, borrowings under the June 2021 Term Loan Credit Agreement totaled $20 million. The proceeds from the borrowing were used for general corporate purposes. Loans under the June 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.60%, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo Mitsui Banking Corporation (Sumitomo), the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on certain Oncor transmission and distribution assets. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2021, the amount of available bond credits was $2.114 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.393 billion.

Borrowings under the CP Program, the Credit Facility, and our term loan credit agreements are not secured.

Fair Value of Long-Term Debt

At June 30, 2021 and December 31, 2020, the estimated fair value of our long-term debt (including current maturities) totaled $11.935 billion and $11.638 billion, respectively, and the carrying amount totaled $10.003 billion and $9.229 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Note 2 above and Note 7 to Financial Statements in our 2020 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

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

7. MEMBERSHIP INTERESTS

Contributions

We received $62 million cash capital contributions from our members on July 27, 2021. In the six months ended June 30, 2021, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 16, 2021	$63
April 27, 2021	63

Distributions

The Sempra Acquisition PUCT Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2021, our regulatory capitalization was 54.0% debt to 46.0% equity and as a result we had $1.123 billion available to distribute to our members.

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

On July 28, 2021, our board of directors declared a cash distribution of $546 million, which was paid to our members on July 29, 2021. In the six months ended June 30, 2021, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 17, 2021	February 18, 2021	$96
April 28, 2021	April 29, 2021	96

Membership Interests

The following tables present the changes to membership interests during the three and six months ended June 30, 2021 and 2020, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at March 31, 2021	$12,218	$(149)	$12,069
Net income	169	-	169
Capital contributions	62	-	62
Distributions	(96)	-	(96)
Defined benefit pension plans	-	3	3
Balance at June 30, 2021	$12,353	$(146)	$12,207

Balance at March 31, 2020	$11,065	$(161)	$10,904
Net income	176	-	176
Capital contributions	87	-	87
Distributions	(92)	-	(92)
Defined benefit pension plans	-	2	2
Balance at June 30, 2020	$11,236	$(159)	$11,077

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2020	$12,083	$(151)	$11,932
Net income	337	-	337
Capital contributions	125	-	125
Distributions	(192)	-	(192)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	4	4
Balance at June 30, 2021	$12,353	$(146)	$12,207

Balance at December 31, 2019	$10,938	$(139)	$10,799
Net income	307	-	307
Capital contributions	174	-	174
Distributions	(183)	-	(183)
Net effects of cash flow hedges	-	(23)	(23)
Defined benefit pension plans	-	3	3
Balance at June 30, 2020	$11,236	$(159)	$11,077

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the current and prior period, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	4	4
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	1	-	1
Balance at June 30, 2021	$(38)	$(108)	$(146)

Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	3	3
Cash flow hedges – net decrease in fair value of derivatives (net of tax benefit of $6)	(23)	-	(23)
Balance at June 30, 2020	$(41)	$(118)	$(159)

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

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the current and prior period were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of net allocated pension costs:
Service cost	$8	$7	$17	$15
Interest cost	21	26	42	51
Expected return on assets	(25)	(28)	(50)	(55)
Amortization of net loss	13	12	26	24
Net pension costs	17	17	35	35
Components of net OPEB costs:
Service cost	1	2	2	3
Interest cost	7	8	13	16
Expected return on assets	(2)	(2)	(3)	(4)
Amortization of prior service cost	(4)	(5)	(8)	(10)
Amortization of net loss	5	2	9	5
Net OPEB costs	7	5	13	10
Total net pension and OPEB costs	24	22	48	45
Less amounts deferred principally as property, regulatory asset or regulatory liability	(5)	(3)	(10)	(7)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19	$38	$38

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $17 million and $18 million, respectively, during the six months ended June 30, 2021. We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $3 million and $17 million, respectively, during the remainder of 2021. Our pension plans and Oncor OPEB Plans funding is expected to total approximately $61 million and $176 million, respectively, in the five-year period from 2021 to 2025 based on the latest actuarial projections.

9. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return that includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Financial Statements in our 2020 Form 10-K under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the event such amounts are not paid under the tax sharing agreement, it is probable that these regulatory amounts will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At June 30, 2021			At December 31, 2020
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$(18)	$(4)	$(22)	$(6)	$(1)	$(7)
Texas margin tax payable	14	-	14	23	-	23
Net payable (receivable)	$(4)	$(4)	$(8)	$17	$(1)	$16

There were no cash payments made to (received from) members related to income taxes for the six months ended June 30, 2020. Cash payments made to (received from) members related to income taxes for the six months ended June 30, 2021 consisted of the following:

	Six Months Ended June 30, 2021
	STH	Texas Transmission	Total

Federal income taxes	$26	$6	$32
Texas margin tax	21	-	21
Total payments (receipts)	$47	$6	$53

See Note 7 for information regarding capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $7 million in both the six months ended June 30, 2021 and 2020. We provided Sharyland with substation monitoring and switching services of less than $1 million both in the six months ended June 30, 2021 and 2020.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Professional fees	$3	$2	$5	$3
Recoverable pension and OPEB – non-service costs	14	14	27	27
AFUDC – equity income	(7)	(7)	(13)	(12)
Other, including interest income	(3)	1	(5)	5
Total other deductions and (income) – net	$7	$10	$14	$23

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Interest	$103	$105	$205	$206
Amortization of debt issuance costs and discounts	3	2	6	5
Less AFUDC – capitalized interest portion	(4)	(5)	(7)	(8)
Total interest expense and related charges	$102	$102	$204	$203

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2021	2020

Gross trade accounts and other receivables	$774	$767
Allowance for uncollectible accounts	(9)	(7)
Trade accounts receivable – net	$765	$760

At June 30, 2021, REP subsidiaries of our two largest customers represented 22% and 20% of the trade accounts receivable balance. At December 31, 2020, REP subsidiaries of our two largest customers represented 21% and 15% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2021	2020

Assets related to employee benefit plans	$131	$124
Land	16	16
Other	2	2
Total investments and other property	$149	$142

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheets consisted of the following:

	Composite Depreciation Rate/	At June 30,	At December 31,
	Average Life at June 30, 2021	2021	2020
Assets in service:
Distribution	2.5% / 39.5 years	$15,421	$14,937
Transmission	2.9% / 34.7 years	12,619	12,156
Other assets	5.8% / 17.4 years	1,909	1,855
Total		29,949	28,948
Less accumulated depreciation		8,543	8,336
Net of accumulated depreciation		21,406	20,612
Construction work in progress		572	593
Held for future use		20	20
Property, plant and equipment – net		$21,998	$21,225

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At June 30, 2021			At December 31, 2020
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$637	$115	$522	$623	$112	$511
Capitalized software	1,071	516	555	1,027	484	543
Total	$1,708	$631	$1,077	$1,650	$596	$1,054

Aggregate amortization expenses for intangible assets totaled $18 million and $15 million for the three months ended June 30, 2021 and 2020, respectively, and $35 million and $31 million for the six months ended June 30, 2021 and 2020, respectively. The estimated annual amortization expense for the five-year period from 2021 to 2025 is as follows:

Year	Amortization Expense
2021	$72
2022	73
2023	73
2024	72
2025	72

Operating Lease, Third-Party Joint Project and Other Obligations

Operating lease, third-party joint project and other obligations reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2021	2020

Operating lease liabilities	$133	$124
Investment tax credits	5	5
Third-party joint project obligation (a)	-	100
Other	88	76
Total operating lease, third-party joint project and other obligations	$226	$305

____________

(a)Related to a joint project with LP&L. See Note 3 for more information.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020

Cash payments (receipts) related to:
Interest	$204	$198
Less capitalized interest	(7)	(8)
Interest payments (net of amounts capitalized)	$197	$190
Amount in lieu of income taxes (Note 9):
Federal	$32	$-
State	21	-
Total payments (receipts) in lieu of income taxes	$53	$-

Noncash investing activities:
Construction expenditures financed through accounts payable	$181	$242
Transfer of title to assets constructed for and prepaid by LP&L (Note 3)	$150	$-
ROU assets obtained in exchange for operating lease obligations	$29	$41

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2020 Form 10-K.

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

Significant Activities and Events

February 2021 Winter Weather Event — In February 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by extreme winter weather. As a result of the load shedding events and state-wide power outages, various legislative, regulatory, and legal proceedings and investigations have been initiated and could be initiated in the future related to the specific event and the ERCOT market in general. The winter weather event also resulted in various financial challenges in the ERCOT market, and certain customers of ours have filed for bankruptcy protection. Certain of those customers have received bankruptcy court approval to pay certain pre-petition and post-petition amounts owed to us. As a result, we have not deemed charges owed by those customers uncollectible. Amounts deemed uncollectible to date consist of amounts from REPs subject to bankruptcy protection or REPs whose customers were transitioned to other REPs following the winter weather event and are being recorded in a regulatory asset, which totaled $10 million at June 30, 2021. Customers of ours could take additional actions in the future to address financial challenges experienced as a result of the winter weather event. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. The extent to which events related to the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including any legislative, regulatory, or legal actions related to the February 2021 winter weather event. See “—Regulation and Rates — February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” below for further discussion of legislative, regulatory, and legal proceedings related to the February 2021 winter weather event.

COVID-19 Pandemic — To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations. However, we face various risks and uncertainties related to the COVID-19 pandemic and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our business, financial condition, or results of operations in the future. The extent to which the COVID-19 pandemic does impact our results will ultimately depend on future developments, which are highly uncertain, including if circumstances related to the pandemic worsen, the duration of the pandemic and governmental actions to address the pandemic.  We continue to actively monitor the pandemic and governmental requirements, and management may implement or rescind precautionary measures as it deems necessary based on the state of the pandemic. For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors - Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic” in our 2020 Form 10-K.

The PUCT has authorized transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. As a result, we are recording the incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At June 30, 2021, we recorded $32 million with respect to this regulatory asset. We expect COVID-19 pandemic related costs, including costs related to our pandemic response plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures deferred as a regulatory asset could continue to increase. For more information on recovery of regulatory assets and liabilities, see Note 2 to Financial Statements and Note 1 to Financial Statements in our 2020 Form 10-K.

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

Debt-Related Activities — On June 25, 2021, we entered into the unsecured $540 million June 2021 Term Loan Credit Agreement and borrowed $20 million on June 29, 2021 and the remaining $520 million on July 28, 2021. In the six months ended June 30, 2021, we also entered into the $300 million January 2021 Term Loan Credit Agreement and the $450 million March 2021 Term Loan Credit Agreement. As of June 30, 2021, $20 million was outstanding under the June 2021 Term Loan Credit Agreement, $300 million was outstanding under the January 2021 Term Loan Credit Agreement and $450 million was outstanding under the March 2021 Term Loan Credit Agreement. See Note 5 to Financial Statements and “- Financial Condition - Long-Term Debt Activity” below for more details.

Joint Project with LP&L — In the second quarter of 2021, Oncor completed an approximately $370 million joint project with LP&L. The project involved the build out of approximately 175 miles of transmission lines and associated station work in the Lubbock and surrounding Texas panhandle areas to join the City of Lubbock to the ERCOT market, with the resulting assets split between Oncor and LP&L. Oncor constructed the facilities, and LP&L reimbursed Oncor and received title for its portion of the assets. Oncor’s expenditures through June 30, 2021 with respect to the project (minus amounts reimbursed by LP&L) totaled $187 million. For more information on the joint project with LP&L, see Note 3 to Financial Statements.

Matters with the PUCT — On May 10, 2021, we filed an application with the PUCT requesting to extend our base rate review filing deadline from October 2021 to June 1, 2022. On July 29, 2021, the PUCT approved an order granting the extension. As a result, our next base rate review must be filed on or before June 1, 2022. See Note 2 to Financial Statements for a discussion of other significant PUCT matters.

RESULTS OF OPERATIONS

Operating Data

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	9,987	11,002	(9.2)	20,893	20,419	2.3
Commercial, industrial, small business and other	22,902	20,036	14.3	42,673	41,039	4.0
Total electric energy volumes	32,889	31,038	6.0	63,566	61,458	3.4

				Twelve Months Ended June 30,		%
				2021	2020	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				81.8	82.1	(0.4)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.3	1.3	0.0
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				61.1	64.8	(5.7)
Electricity points of delivery (in thousands at end of period):
Electricity distribution points of delivery (based on number of active meters)				3,804	3,723	2.2

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2021	2020	Change	2021	2020	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (b)	$517	$519	$(2)	$1,058	$1,014	$44
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	222	200	22	429	395	34
Billed to REPs serving Oncor distribution customers, through TCRF	120	111	9	234	221	13
Total transmission base revenues	342	311	31	663	616	47
Other miscellaneous revenues	19	18	1	36	34	2
Total revenues contributing to earnings	878	848	30	1,757	1,664	93

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	260	233	27	509	478	31
EECRF	9	9	-	20	20	-
Total revenues collected for pass-through expenses	269	242	27	529	498	31

Total operating revenues	$1,147	$1,090	$57	$2,286	$2,162	$124

____________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. Each of these results excludes outages during significant storm events, including the February 2021 winter weather event.

(b)Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

Financial Results — Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total operating revenues increased $57 million, or 5%, to $1,147 million in 2021. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $30 million, or 4%, during the three months ended June 30, 2021. The increase reflected the following components:

•A Decrease in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT. The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate review to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues decreased $2 million during the three months ended June 30, 2021. The decrease in distribution base rate revenues primarily reflects:

o$25 million decrease due to lower residential consumption, primarily attributable to weather, partially offset by

o$15 million increase due to the effects of the DCRF rate increases, and

o$5 million increase due to growth in points of delivery.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2021 and 2020.

DCRF Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact
51996	April 2021	September 2021	$88
50734	April 2020	September 2020	$70
49427	April 2019	September 2019	$25

•An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues increased $31 million during the three months ended June 30, 2021. The increase in TCOS revenues is due to the effects of the TCOS updates.

See the TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for 2021 and 2020.

TCOS Filings Table

Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
52352 (a)	July 2021	September 2021	$48	$31	$17
51767	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12

____________

(a)Pending PUCT approval.

Revenues collected for pass-through expenses increased $27 million during the three months ended June 30, 2021. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

• An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $27 million for the three months ended June 30, 2021 due to higher third-party wholesale transmission service provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense. At June 30, 2021, $32 million was deferred as under-recovered wholesale transmission service expense (see Note 2 to Financial Statements). PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended June 30, 2021 and 2020, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2021.

TCRF Filings Table

			Billing Impact
			for Period Effective
Docket No.	Filed	Effective	Increase (Decrease)
52175	May 2021	September 2021 - February 2022	$149
51560	November 2020	March 2021 - August 2021	$(87)
50883	May 2020	September 2020 - February 2021	$81
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192

•No Change in EECRF Revenues — EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years. We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended June 30, 2021 and 2020, as well as filings that will impact revenues for the year ended December 31, 2021.

EECRF Filings Table

Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery
52178 (a)	May 2021	March 2022	$50	$31	$3
50886	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-

____________

(a)Pending PUCT approval.

Wholesale transmission service expense increased $27 million to $260 million in 2021 and represents higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $20 million to $232 million in 2021. The increase includes $13 million in higher labor and contractor related costs and $7 million in higher materials, transportation, vegetation management, legal and other costs.

Depreciation and amortization increased $13 million to $209 million in 2021. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $33 million (including a $3 million benefit related to nonoperating income) in 2021 compared to $35 million (including a $3 million benefit related to nonoperating income) in 2020.

The effective income tax rate was 16.3% and 16.6% for the 2021 and 2020 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $9 million primarily due to an increase in property taxes attributable to ongoing investments in property, plant and equipment.

Other deductions and (income) - net was $3 million favorable in 2021 compared to 2020. The variance is primarily due to a $5 million favorable change in the value of certain compensation plan trust assets, partially offset by a $1 million increase in professional fees. See Note 10 to Financial Statements for more information.

Interest expense and related charges was $102 million in each of the 2021 and 2020 periods. Interest expense in the current period included a decrease due to lower average interest rates, mostly offset by an increase due to higher average borrowings.

Net income was $7 million lower than the prior period, driven by increases in operation and maintenance expense, depreciation and amortization and property taxes, partially offset by a net increase in revenues contributing to earnings primarily from increases in base transmission and distribution rates and customer growth (net of lower consumption primarily attributable to weather).

Financial Results — Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Total operating revenues increased $124 million, or 6%, to $2,286 million in 2021.

Revenues that contribute to earnings increased $93 million, or 6%, during the six months ended June 30, 2021. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rate revenues increased $44 million during the six months ended June 30, 2021. The increase in distribution base rate revenues primarily reflects:

o$31 million increase due to the effects of the DCRF rate increases effective September 1, 2020, and

o$10 million increase due to growth in points of delivery.

•An Increase in Transmission Base Revenues —TCOS revenues increased $47 million during the six months ended June 30, 2021 primarily attributable to the effects of TCOS updates.

Revenues collected for pass-through expenses increased $31 million during the six months ended June 30, 2021. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF revenues increased $31 million during the six months ended June 30, 2021 due to an increase in third-party wholesale transmission service provider billings.

•No Change in EECRF — EECRF revenues were $20 million for each of the six-month periods ended June 30, 2021 and 2020.

Wholesale transmission service expense increased $31 million to $509 million in 2021 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $23 million to $467 million in 2021. The increase includes $20 million in higher labor and contractor related costs and $8 million in higher insurance, legal and other costs, partially offset by a $5 million decrease in vegetation management costs.

Depreciation and amortization increased $25 million to $414 million in 2021. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $66 million (including a $6 million benefit related to nonoperating income) in 2021 compared to $61 million (including a $6 million benefit related to nonoperating income) in 2020.

The effective income tax rate was 16.4% and 16.6% for the 2021 and 2020 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased primarily due to an $18 million increase in property taxes attributable to ongoing investments in property, plant and equipment.

Other deduction and (income) - net was $9 million favorable in 2021 compared to 2020. The variance is primarily due to $9 million of favorable changes in the value of certain compensation plan trust assets and $1 million higher AFUDC equity income, partially offset by $2 million in higher professional fees. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $1 million to $204 million in 2021. The current period includes a $10 million increase due to higher average borrowings, mostly offset by decreases due to lower average interest rates on the borrowings.

Net income was $30 million higher than the prior period, driven by increases in revenues contributing to earnings due to increases in base transmission and distribution rates and customer growth, and favorable changes in other income and deductions, partially offset by increases in depreciation and amortization, operation and maintenance expense and property taxes.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes. The hedges were terminated in March 2020 upon the issuance of 2.75% Senior Secured Notes due May 15, 2030 and 3.70% Senior Secured Notes due May 15, 2050, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income in 2020. We expect approximately $3 million of the amount reported in accumulated other comprehensive loss at June 30, 2021 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Cash provided by operating activities totaled $523 million and $589 million in 2021 and 2020 respectively. The $66 million net decrease is primarily the result of an $84 million increase in storm-related costs, a $33 million increase in federal income tax payments and a $21 million increase in Texas margin tax payments, partially offset by a $47 million increase in transmission and distribution receipts and a $28 million decrease in employee benefit plan funding.

Depreciation and amortization expense reported in operating activities in the statements of consolidated cash flows was $40 million more than the amounts reported in the statements of consolidated income in both the six months ended June 30, 2021 and 2020. The differences result from certain regulatory asset amortization reported in operation and maintenance expense

Cash provided by financing activities totaled $638 million and $717 million in 2021 and 2020, respectively. The $79 million net decrease is primarily the result of a $49 million decrease in capital contributions from members, a $21 million decrease in debt financing activity and a $9 million increase in distributions to members. For more information, see Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $1.181 billion and $1.286 billion in 2021 and 2020, respectively. The $105 million net decrease is primarily due to a $59 million decrease in capital expenditures and a $40 million net reimbursement from third party in the LP&L joint project.

Long-Term Debt Activity

In January 2021, we entered into the January 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $300 million that matures on February 28, 2022. We borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021 under the January 2021 Term Loan Credit Agreement. At June 30, 2021, aggregate borrowings under the January 2021 Term Loan Credit Agreement totaled $300 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank, the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

In March 2021, we entered into the March 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $450 million that matures on May 17, 2022. We borrowed $170 million on March 31, 2021, $105 million on April 30, 2021 and $175 million on May 14, 2021 under the March 2021 Term Loan Credit Agreement. At June 30, 2021, aggregate borrowings under the March 2021 Term Loan Credit Agreement totaled $450 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

In June 2021, we entered into the June 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $540 million that matures on August 15, 2022. The June 2021 Term Loan Credit Agreement provided that we could borrow up to the full amount in up to four borrowings, which could be made, at our option, at any time before August 30, 2021. We borrowed $20 million on June 29, 2021 and the remaining $520 million on July 28, 2021. As a result, no amounts are now available for borrowing under the agreement. At June 30, 2021, borrowing under the June 2021 Term Loan Credit Agreement totaled $20 million. The proceeds from each borrowing were used for general corporate purposes. Loans under the June 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.60%, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

Each of the term loan credit agreements contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. Each of the term loan credit agreements also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “— Credit Rating Provisions and Material Debt Covenants — Material Debt Credit Rating, Financial, and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

See Note 5 to Financial Statements for more information regarding the new long-term debt issuances and long-term debt repayments.

Short-Term Debt Activity

CP Program — We established the CP Program in March 2018, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement. Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for working capital and general corporate purposes. We had $7 million of CP Notes outstanding under the CP Program at June 30, 2021 and $70 million of CP Notes outstanding under the CP Program at December 31, 2020.

The CP Program obtains liquidity support from our Credit Facility discussed below. We may utilize either the CP Program or the Credit Facility at our option for funding. See Note 4 to Financial Statements for additional information regarding the CP Program.

Credit Facility — At June 30, 2021, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program. The Credit Facility has a maturity date of November 2023. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals. Borrowings under the Credit Facility are classified as short-term on the balance sheet. At June 30, 2021, we had $7 million of outstanding borrowings (CP Notes) under the Credit Facility and $8 million of outstanding letters of credit.

Because the CP Program is supported by the Credit Facility, any CP Notes outstanding reduce the available borrowing capacity. Considering the letters of credit and the CP Notes outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.985 billion and $1.921 billion at June 30, 2021 and December 31, 2020, respectively.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. At June 30, 2021, we were in compliance with this covenant and all other covenants in the Credit Facility. See “Credit Rating Provisions and Material Debt Covenants — Material Debt Credit Rating, Financial, and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — We expect capital expenditures for 2021 to total approximately $2.5 billion. Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $2.8 billion for 2022. Management also currently expects to recommend to our board of directors capital expenditures of $2.7 billion to $3.0 billion in each of the years 2023 through 2026, for a total of approximately $14.0 billion for the five-year period 2022 through 2026.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, has been our ability to issue CP Notes, borrow under our Credit Facility, and borrow under our term loan credit agreements. Because the CP Program is supported by the Credit Facility, CP Notes outstanding reduce the available borrowing capacity. Cash and cash equivalents totaled $7 million and $27 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, we also had $520 million of available borrowing capacity under the June 2021 Term Loan Credit Agreement. Considering CP Notes and letters of credit outstanding, available liquidity (cash and available borrowing capacity under the Credit Facility and the June 2021 Term Loan Credit Agreement) at June 30, 2021 totaled $2.512 billion, reflecting an increase of $564 million from December 31, 2020. We borrowed the remaining $520 million available under the June 2021 Term Loan Credit Agreement on July 28, 2021, and as a result no additional amounts are available for borrowing under that agreement.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the CP Program and Credit Facility to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital expenditures for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider additional new debt issuances, repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

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

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $63 million on February 16, 2021, $63 million on April 27, 2021, and $62 million on July 27, 2021.

Distributions — The Sempra Acquisition PUCT Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas

Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2021, our regulatory capitalization was 54.0% debt to 46.0% equity, and as a result we had $1.123 billion available to distribute to our members.

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

On February 17, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on February 18, 2021. On April 28, 2021, our board of directors declared a cash distribution of $96 million, which was paid to our members on April 29, 2021. On July 28, 2021, our board of directors declared a cash distribution of $546 million, which was paid to our members on July 29, 2021.

Pension and OPEB Plan Funding

Our funding for pension plans and Oncor OPEB Plans is expected to total approximately $61 million and $176 million, respectively, in the five-year period from 2021 to 2025. Our pension plan funding for the five-year period reflects a net decrease of approximately $500 million from our previous funding expectations for the period as a result of expected application of provisions of the ARPA, favorable asset performance in 2020, and updated discount rates and actuarial assumptions. Our funding for the pension plans and Oncor OPEB Plans is expected to total $20 million and $35 million, respectively, in the calendar year 2021. In the six months ended June 30, 2021, we made cash contributions of $17 million to the pension plans and $18 million to the Oncor OPEB Plans.

Capitalization and Return on Equity

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957. In PUCT Docket No. 46957, the PUCT also set our authorized return on equity at 9.8%. Our regulatory capital structure was 54.0% debt at June 30, 2021. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio. See Note 7 to Financial Statements for further discussion of our regulatory capitalization.

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

Presented below are the credit ratings assigned for our debt securities at August 5, 2021.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. In November 2020, we entered into an amendment to the Credit Facility. As amended, borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 1.125% to 1.750% depending on certain credit ratings assigned to our debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the greater of the federal funds effective rate or the overnight banking rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.125% to 0.750% depending on certain credit ratings assigned to our debt. Our borrowings are generally LIBOR-based, and based on our current secured long-term debt ratings as of August 5, 2021, our borrowings would bear interest at LIBOR plus 1.250%. A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings.

Our Credit Facility, Note Purchase Agreement and term loan credit agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for our Credit Facility and term loan credit agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At June 30, 2021, we were in compliance with this covenant and all other covenants under the Credit Facility, Note Purchase Agreement and term loan credit agreements.

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

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreement, would permit the holders of our secured debt to exercise their remedies under the Deed of Trust.

Guarantees

At June 30, 2021, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2021, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

None.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years. However, at any time the Governor of Texas may convene a special session of the Legislature. The current Legislature was in regular session from January 12, 2021 to May 31, 2021, and a special session convened on July 8, 2021. During any regular or special session, bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. During the 2021 regular legislative session, various bills relating to our business and the electricity industry were passed and signed by the Governor of Texas; however, no legislation passed that is currently expected to have a material adverse impact on our financial position, results of operations, or cash flows. Various bills related to our business have been proposed in the current special legislative session, however, we cannot predict whether any introduced to date are likely to have a substantial impact on our financial position, results of operations, or cash flows. See “— February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” below for legislative matters relating to the February 2021 winter storm.

February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters

On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather. From February 15 through February 17, 2021, ERCOT required transmission companies, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand caused by the extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages at various points over that period, including over one million homes and businesses in our service territory, some for extended periods of time. As a result, the Governor of Texas declared reform of ERCOT as an emergency item for the regular Texas legislative session, and various legislation affecting the electric industry was passed by the Texas Legislature during such session and signed by the Governor of Texas, including certain weatherization requirements and fines of up to $1 million per day for failures to comply with such requirements, creation of the Texas Energy Reliability Council, identification of gas facilities that are critical to electric-generator fuel supplies, coordination between the gas and electric industries, and changes in composition of the PUCT and the ERCOT board of directors. In July 2021, the Governor of Texas also directed the PUCT to take certain additional measures related to grid reliability.

Various other governmental and regulatory entities have begun investigations or indicated an intent to investigate matters related to the operations of the ERCOT grid during the February 2021 extreme winter weather event as well, including the PUCT, FERC, NERC, the U.S. Congress, the Attorney General of Texas, and the Texas RE. Lawsuits have been filed against various market participants relating to the power outages resulting from the February 2021 winter weather event, including us, and as a transmission and distribution utility operating during the winter weather event there is a risk we could be named in additional lawsuits in the future. The PUCT and ERCOT have also opened various projects and initiatives to address matters relating to the winter weather event and grid reliability. We cannot predict whether, or to what extent, any legislation, regulation, or legal action resulting from these proceedings, or any other legislative, regulatory, or legal proceedings that may arise in the future related to the winter weather event and changes to the ERCOT market, will impact our business.

The electricity generation shortage during the extreme winter weather also resulted in wholesale electricity prices increasing to their maximum allowed limit, and this has created various financial challenges among ERCOT market participants. The PUCT has taken, and could take additional, measures to address financial challenges experienced by ERCOT market participants resulting from the winter weather event. For instance, the PUCT prohibited customer disconnections due to nonpayment until June 18, 2021. ERCOT has issued market notices indicating that certain amounts due in the market have not been fully paid, and certain ERCOT market participants, including customers of ours, have filed for bankruptcy protection. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Currently, the majority of our network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. However, the February 2021 winter storm event has posed and could continue to pose financial challenges to both REPs and network transmission customers. To date, one network transmission customer of ours and certain REPs have filed for bankruptcy protection following the winter storm event. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk” for additional discussion of credit risk related to the February 2021 winter weather event. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, results of operations, and financial condition. The extent to which the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including any additional regulatory, legislative, legal or customer actions related to impacts of the winter weather event.

Matters with the PUCT

See Note 2 to Financial Statements for a discussion of significant PUCT matters for the six months ended June 30, 2021. See also “— February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” above for a discussion of PUCT actions related to the February 2021 winter storm.

Application to Extend Base Rate Review Filing Deadline (PUCT Docket No. 52100) — On May 10, 2021, we filed an application with the PUCT requesting to extend our base rate case filing deadline from October 2021 to June 1, 2022. On July 29, 2021, the PUCT approved an order granting the extension. As a result, our next base rate review must be filed on or before June 1, 2022.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at June 30, 2021.

At June 30, 2021, all of our long-term debt, other than our term loan credit agreements, carried fixed interest rates. Each of our term loan credit agreements contains terms pursuant to which the interest rate charged could vary, at our option, depending on the selected interest period.

The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. Borrowings under the CP Program may bear interest on a fixed rate or floating rate basis and will vary based on market conditions at the time of borrowings. For information on our borrowings and interest rates charged under: (i) the Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Credit Rating Provisions and Material Debt Covenants – Material Debt Credit Rating, Financial and Cross-Default Covenants,” Note 4 to Financial Statements and Note 5 to Financial Statements in our 2020 Form 10-K, (ii) the CP Program, see Note 4 to Financial Statements and Note 5 to Financial Statements in our 2020 Form 10-K, and (iii) our term loan credit agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Long-Term Debt Activity,” and Note 5 to Financial Statements.

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

Our exposure to credit risk associated with trade accounts receivable totaled $774 million at June 30, 2021. The receivable balance is before the allowance for uncollectible accounts, which totaled $9 million at June 30, 2021. The exposure includes trade accounts receivable from REPs totaling $506 million, which are generally noninvestment grade and from transmission customers totaling $68 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk. At June 30, 2021, REP subsidiaries of our two largest customers, Vistra and NRG Energy, Inc, represented 22% and 20% of the trade receivable balance, respectively. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Due to the February 2021 winter weather event, certain REPs and a network transmission customer of ours filed for bankruptcy protection. Certain of those customers, including the network transmission customer, have received bankruptcy court approval to pay certain pre-petition and post-petition amounts owed to us. As a result, we have not deemed charges owed by those customers uncollectible. Amounts deemed uncollectible from REPs subject to bankruptcy protection or REPs whose customers were transitioned to other REPs following the winter weather event are being recorded in a regulatory asset, which totaled $10 million at June 30, 2021. Customers of ours could take additional actions in the future to address financial challenges experienced as a result of the winter weather event. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events – February 2021 Winter Weather Event” for additional discussion of the February 2021 winter storm.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at June 30, 2021.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

changes in tax laws and policies, including the impact of the TCJA; and

changes in and compliance with environmental, sourcing/supply chain, reliability and safety laws and policies;

•legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;

•weather conditions and other natural phenomena, including any impacts due to climate change;

•health epidemics and pandemics, including the evolving COVID-19 pandemic and its impact on our business and the economy in general;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(10)	Material Contracts.
Credit Agreements

10(a)	333-100240 Form 8-K (filed June 29, 2021)	10.1

Term Loan Credit Agreement, dated as of June 25, 2021, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Sumitomo Mitsui Banking Corporation, as administrative agent and as a lender.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data Files.
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 5, 2021