Form 10-Q
period 2021-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2021-11-05
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes √ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

EECRF	Energy efficiency cost recovery factor
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
kWh	Kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended

LP&L	Lubbock Power & Light, a municipal electricity utility company owned by the City of Lubbock, Texas
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NERC	North American Electric Reliability Corporation
Note Purchase Agreement	Refers to the Note Purchase Agreement, dated May 6, 2019, pursuant to which Oncor issued its 3.86% Senior Notes, Series A, due December 3, 2025 and 3.86% Senior Notes, Series B, due January 14, 2026
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions of dollars)
Operating revenues (Note 3)	$1,286	$1,232	$3,572	$3,394
Operating expenses:
Wholesale transmission service	261	245	770	723
Operation and maintenance	249	232	716	676
Depreciation and amortization	213	200	627	589
Provision in lieu of income taxes (Note 9)	53	51	125	118
Taxes other than amounts related to income taxes	143	142	418	399
Total operating expenses	919	870	2,656	2,505
Operating income	367	362	916	889
Other deductions and (income) – net (Note 10)	8	5	22	28
Nonoperating benefit in lieu of income taxes	(3)	(3)	(9)	(9)
Interest expense and related charges (Note 10)	104	102	308	305
Net income	$258	$258	$595	$565

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions of dollars)
Net income	$258	$258	$595	$565
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax)	1	1	2	(22)
Defined benefit pension plans (net of tax)	1	1	5	4
Total other comprehensive income (loss)	2	2	7	(18)
Comprehensive income	$260	$260	$602	$547

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(millions of dollars)
Cash flows – operating activities:
Net income	$595	$565
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	688	649
Provision in lieu of deferred income taxes – net	40	15
Other – net	(1)	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	6	57
Other operating assets and liabilities	(171)	(212)
Cash provided by operating activities	1,157	1,073
Cash flows – financing activities:
Issuances of long-term debt (Note 5)	1,290	1,810
Repayment of long-term debt (Note 5)	-	(701)
Net change in short-term borrowings (Note 4)	(70)	(39)
Capital contributions from members (Note 7)	188	261
Distributions to members (Note 7)	(739)	(274)
Debt discount and financing costs – net	(1)	(48)
Cash provided by financing activities	668	1,009
Cash flows – investing activities:
Capital expenditures	(1,842)	(1,947)
Expenditures for third party in joint project (Note 3)	(66)	(49)
Reimbursement from third party in joint project (Note 3)	98	40
Other – net	24	15
Cash used in investing activities	(1,786)	(1,941)
Net change in cash and cash equivalents	39	141
Cash and cash equivalents – beginning balance	27	4
Cash and cash equivalents – ending balance	$66	$145

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2021	2020
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$66	$27
Trade accounts receivable – net (Note 10)	846	760
Amounts receivable from members related to income taxes (Note 9)	-	7
Materials and supplies inventories – at average cost	157	144
Prepayments and other current assets	102	100
Total current assets	1,171	1,038
Investments and other property (Note 10)	156	142
Property, plant and equipment – net (Note 10)	22,430	21,225
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,836	1,779
Operating lease ROU, third-party joint project and other assets (Notes 3 and 6)	166	248
Total assets	$30,499	$29,172

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$70
Long-term debt due currently (Note 5)	2,172	-
Trade accounts payable	377	392
Amounts payable to members related to income taxes (Note 9)	22	23
Accrued taxes other than amounts related to income taxes	249	269
Accrued interest	108	87
Operating lease and other current liabilities (Note 6)	305	279
Total current liabilities	3,233	1,120
Long-term debt, less amounts due currently (Note 5)	8,353	9,229
Liability in lieu of deferred income taxes (Note 9)	2,018	1,923
Regulatory liabilities (Note 2)	2,892	2,855
Employee benefit obligations (Note 8)	1,801	1,808
Operating lease, third-party joint project and other obligations (Notes 3, 6 and 10)	219	305
Total liabilities	18,516	17,240
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding 2021 and 2020 – 635,000,000	12,127	12,083
Accumulated other comprehensive loss	(144)	(151)
Total membership interests	11,983	11,932
Total liabilities and membership interests	$30,499	$29,172

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

Ring-Fencing Measures

Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with ownership interests in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. These measures include the November 2008 sale of 19.75% of Oncor’s equity interests to Texas Transmission.

In March 2018, Sempra indirectly acquired Oncor Holdings after obtaining approval through the Sempra Acquisition PUCT Order, which outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions.

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

In addition, the Sempra Acquisition PUCT Order provides that Oncor’s board of directors cannot be overruled by the board of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of board members, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Acquisition PUCT Order also provides that any changes to the size, composition, structure or rights of the board of directors must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

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

2. REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of our regulatory assets and liabilities and their remaining recovery periods as of September 30, 2021 are provided in the table below. Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At September 30, 2021	At September 30, 2021	At December 31, 2020
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$637	$672
Employee retirement costs being amortized	6 years	200	227
Employee retirement costs incurred since the last rate review period (b)	To be determined	97	67
Self-insurance reserve (primarily storm recovery costs) being amortized	6 years	234	266
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	367	256
Debt reacquisition costs	Lives of related debt	21	25
Under-recovered AMS costs	6 years	133	149
Energy efficiency performance bonus (a)	1 year or less	3	14
Wholesale distribution substation service	To be determined	70	55
Unrecovered expenses related to COVID-19	To be determined	34	27
Recoverable deferred income taxes - net	Various	14	9
Uncollectible payments from REPs (b)	To be determined	9	-
Other regulatory assets	Various	17	12
Total regulatory assets		1,836	1,779

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,336	1,262
Excess deferred taxes	Primarily over lives of related assets	1,458	1,508
Over-recovered wholesale transmission service expense (a)	1 year or less	21	52
Unamortized gain on reacquisition of debt	Lives of related debt	26	27
Employee retirement costs over-recovered since last rate review period (b)	To be determined	35	-
Other regulatory liabilities	Various	16	6
Total regulatory liabilities		2,892	2,855
Net regulatory assets (liabilities)		$(1,056)	$(1,076)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019, authorizing transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the

COVID-19 pandemic. Since then, we have been recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At September 30, 2021, the balance of this regulatory asset was $34 million.

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PUCT-approved energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP. Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$650	$629	$1,708	$1,643
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	220	200	649	595
Billed to REPs serving Oncor distribution customers, through TCRF	120	111	355	332
Total transmission base revenues	340	311	1,004	927
Other miscellaneous revenues	19	32	54	66
Total revenues contributing to earnings	1,009	972	2,766	2,636

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	261	245	770	723
EECRF	16	15	36	35
Total revenues collected for pass-through expenses	277	260	806	758

Total operating revenues	$1,286	$1,232	$3,572	$3,394

Customers

Our distribution customers consist of REPs (approximately 90 REPs at September 30, 2021) and certain electric cooperatives in our certificated service area. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission customers consist of other distribution companies, municipalities and electric cooperatives. REP subsidiaries of our two largest customers collectively represented 27% and 25% of our total operating revenues for the three months ended September 30, 2021 and 25% and 23% of our total operating revenues for the nine months ended September 30, 2021. No other customer represented more than 10% of our total operating revenues in 2021.

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

4. SHORT-TERM BORROWINGS

At September 30, 2021 and December 31, 2020, outstanding short-term borrowings under our Credit Facility and CP Program consisted of the following:

	At September 30,	At December 31,
	2021	2020
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings (a)	-	-
Commercial paper outstanding (b)	-	(70)
Letters of credit outstanding (c)	(8)	(9)
Available unused credit	$1,992	$1,921

____________

(a)At September 30, 2021, the applicable interest rate for any outstanding borrowings was LIBOR plus 1.25%.

(b)The weighted average interest rate for commercial paper was 0.17% at December 31, 2020.

(c)Interest rates on outstanding letters of credit were 1.45% at both September 30, 2021 and December 31, 2020, based on our credit ratings.

Credit Facility

In November 2017, we entered into a $2.0 billion unsecured Credit Facility to be used for working capital and general corporate purposes and issuances of letters of credit. The Credit Facility also provides credit support to our CP Program, which is discussed below. We may request increases in our borrowing capacity in increments of not less than $100 million, not to exceed $400 million in the aggregate, provided certain conditions are met, including lender approvals. In November 2020, we entered into an amendment to the Credit Facility that extends its maturity date to November 2023. The Credit Facility also gives us the option of requesting up to two 1-year extensions, with such extensions subject to certain conditions and lender approvals.

CP Program

In March 2018, we established the CP Program, under which we may issue CP Notes on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion. The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility. We may utilize either the CP Program or the Credit Facility, at our option, to meet our funding needs.

5. LONG-TERM DEBT

Our long-term debt includes fixed rate secured and variable rate unsecured debt. Our secured debt is secured by a first priority lien on certain transmission and distribution assets equally and ratably with all of Oncor’s other secured indebtedness. See “Deed of Trust” below for additional information. At September 30, 2021 and December 31, 2020, our long-term debt consisted of the following:

	At September 30,	At December 31,
	2021	2020
Fixed Rate Secured:
4.10% Senior Notes due June 1, 2022	$400	$400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes Series A, due December 3, 2025	174	174
3.86% Senior Notes Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	400	400
7.00% Senior Notes due May 1, 2032	494	494
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	9,327	9,327
Variable Rate Unsecured:
Term loan credit agreement maturing February 28, 2022	300	-
Term loan credit agreement maturing May 17, 2022	450	-
Term loan credit agreement maturing August 15, 2022	540	-
Variable rate unsecured long-term debt	1,290	-
Total long-term debt	10,617	9,327
Unamortized discount and debt issuance costs	(92)	(98)
Less amount due currently	(2,172)	-
Long-term debt, less amounts due currently	$8,353	$9,229

Long-Term Debt-Related Activity in 2021

January 2021 Term Loan Credit Agreement

On January 29, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $300 million (January 2021 Term Loan Credit Agreement) that matures on February

28, 2022. We borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021 under the January 2021 Term Loan Credit Agreement. At September 30, 2021, aggregate borrowings under the January 2021 Term Loan Credit Agreement totaled $300 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank National Association (U.S. Bank), the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

March 2021 Term Loan Credit Agreement

On March 17, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $450 million (March 2021 Term Loan Credit Agreement) that matures on May 17, 2022. We borrowed $170 million on March 31, 2021, $105 million on April 30, 2021 and $175 million on May 14, 2021 under the March 2021 Term Loan Credit Agreement. At September 30, 2021, aggregate borrowings under the March 2021 Term Loan Credit Agreement totaled $450 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo Bank, National Association (Wells Fargo), the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

June 2021 Term Loan Credit Agreement

On June 25, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $540 million (June 2021 Term Loan Credit Agreement) that matures on August 15, 2022. We borrowed $20 million on June 29, 2021 and $520 million on July 28, 2021 under the June 2021 Term Loan Credit Agreement. At September 30, 2021, aggregate borrowings under the June 2021 Term Loan Credit Agreement totaled $540 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the June 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.60%, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo Mitsui Banking Corporation (Sumitomo), the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on certain Oncor transmission and distribution assets. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2021, the amount of available bond credits was $2.112 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.756 billion.

Borrowings under the CP Program, the Credit Facility, and our term loan credit agreements are not secured.

Fair Value of Long-Term Debt

At September 30, 2021 and December 31, 2020, the estimated fair value of our long-term debt (including current maturities) totaled $12.342 billion and $11.638 billion, respectively, and the carrying amount totaled $10.525 billion and $9.229 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

7. MEMBERSHIP INTERESTS

Contributions

We received $67 million cash capital contributions from our members on October 26, 2021. In the nine months ended September 30, 2021, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 16, 2021	$63
April 27, 2021	$63
July 27, 2021	$62

Distributions

The Sempra Acquisition PUCT Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At September 30, 2021, our regulatory capitalization was 55.9% debt to 44.1% equity and as a result we had $510 million available to distribute to our members.

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

On October 27, 2021, our board of directors declared a cash distribution of $101 million, which was paid to our members on October 28, 2021. In the nine months ended September 30, 2021, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 17, 2021	February 18, 2021	$96
April 28, 2021	April 29, 2021	$96
July 28, 2021	July 29, 2021	$546

Membership Interests

The following tables present the changes to membership interests during the three and nine months ended September 30, 2021 and 2020, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at June 30, 2021	$12,353	$(146)	$12,207
Net income	258	-	258
Capital contributions	62	-	62
Distributions	(546)	-	(546)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at September 30, 2021	$12,127	$(144)	$11,983

Balance at June 30, 2020	$11,236	$(159)	$11,077
Net income	258	-	258
Capital contributions	87	-	87
Distributions	(92)	-	(92)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at September 30, 2020	$11,489	$(157)	$11,332

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2020	$12,083	$(151)	$11,932
Net income	595	-	595
Capital contributions	188	-	188
Distributions	(739)	-	(739)
Net effects of cash flow hedges	-	2	2
Defined benefit pension plans	-	5	5
Balance at September 30, 2021	$12,127	$(144)	$11,983

Balance at December 31, 2019	$10,938	$(139)	$10,799
Net income	565	-	565
Capital contributions	260	-	260
Distributions	(274)	-	(274)
Net effects of cash flow hedges	-	(22)	(22)
Defined benefit pension plans	-	4	4
Balance at September 30, 2020	$11,489	$(157)	$11,332

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the current and prior period, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	5	5
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	2	-	2
Balance at September 30, 2021	$(37)	$(107)	$(144)

Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	4	4
Cash flow hedges – net decrease in fair value of derivatives (net of tax benefit of $6)	(23)	-	(23)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	1	-	1
Balance at September 30, 2020	$(40)	$(117)	$(157)

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

Pension and OPEB Costs

Our net costs related to pension plans and the Oncor OPEB Plans for the current and prior period were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net allocated pension costs:
Service cost	$8	$7	$25	$22
Interest cost	21	26	63	77
Expected return on assets	(25)	(27)	(75)	(82)
Amortization of net loss	13	12	39	36
Net pension costs	17	18	52	53
Components of net OPEB costs:
Service cost	1	2	3	5
Interest cost	7	8	20	24
Expected return on assets	(2)	(2)	(5)	(6)
Amortization of prior service cost	(4)	(5)	(12)	(15)
Amortization of net loss	4	2	13	8
Net OPEB costs	6	5	19	16
Total net pension and OPEB costs	23	23	71	69
Less amounts deferred principally as property, regulatory asset or regulatory liability	(4)	(4)	(14)	(11)
Net amounts recognized as operation and maintenance expense or other deductions	$19	$19	$57	$58

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

Pension and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and Oncor OPEB Plans of $18 million and $26 million, respectively, during the nine months ended September 30, 2021. We expect to make additional cash contributions to the pension plans and Oncor OPEB Plans of $2 million and $9 million, respectively, during the remainder of 2021.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At September 30, 2021			At December 31, 2020
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$3	$1	$4	$(6)	$(1)	$(7)
Texas margin tax payable	18	-	18	23	-	23
Net payable (receivable)	$21	$1	$22	$17	$(1)	$16

Cash payments made to members related to income taxes for the nine months ended September 30, 2021 and 2020 consisted of the following:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes	$38	$10	$48	$49	$12	$61
Texas margin tax	23	-	23	22	-	22
Total payments	$61	$10	$71	$71	$12	$83

See Note 7 for information regarding capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $8 million and $9 million in the nine months ended September 30, 2021 and 2020, respectively. We provided Sharyland with substation monitoring and switching services of less than $1 million in each of the nine months ended September 30, 2021 and 2020.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Professional fees	$2	$1	$6	$4
Recoverable pension and OPEB – non-service costs	13	14	40	41
Non-recoverable pension and OPEB	1	1	2	3
AFUDC – equity income	(6)	(7)	(19)	(19)
Interest income	(1)	(5)	(8)	(3)
Other	(1)	1	1	2
Total other deductions and (income) – net	$8	$5	$22	$28

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Interest	$104	$104	$310	$310
Amortization of debt issuance costs and discounts	3	3	8	8
Less AFUDC – capitalized interest portion	(3)	(5)	(10)	(13)
Total interest expense and related charges	$104	$102	$308	$305

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2021	2020

Gross trade accounts and other receivables	$857	$767
Allowance for uncollectible accounts	(11)	(7)
Trade accounts receivable – net	$846	$760

At September 30, 2021, REP subsidiaries of our two largest customers represented 27% and 26% of the trade accounts receivable balance. At December 31, 2020, REP subsidiaries of our two largest customers represented 21% and 15% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2021	2020

Assets related to employee benefit plans	$135	$124
Land	20	16
Other	1	2
Total investments and other property	$156	$142

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheets consisted of the following:

	Composite Depreciation Rate/	At September 30,	At December 31,
	Average Life at September 30, 2021	2021	2020
Assets in service:
Distribution	2.5% / 39.5 years	$15,653	$14,937
Transmission	2.9% / 34.7 years	12,637	12,156
Other assets	5.7% / 17.5 years	1,921	1,855
Total		30,211	28,948
Less accumulated depreciation		8,641	8,336
Net of accumulated depreciation		21,570	20,612
Construction work in progress		840	593
Held for future use		20	20
Property, plant and equipment – net		$22,430	$21,225

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At September 30, 2021			At December 31, 2020
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$638	$116	$522	$623	$112	$511
Capitalized software	1,071	518	553	1,027	484	543
Total	$1,709	$634	$1,075	$1,650	$596	$1,054

Aggregate amortization expenses for intangible assets totaled $18 million and $15 million for the three months ended September 30, 2021 and 2020, respectively, and $52 million and $46 million for the nine months ended September 30, 2021 and 2020, respectively. The estimated annual amortization expense for the five-year period from 2021 to 2025 is as follows:

Year	Amortization Expense
2021	$70
2022	$73
2023	$73
2024	$72
2025	$72

Operating Lease, Third-Party Joint Project and Other Obligations

Operating lease, third-party joint project and other obligations reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2021	2020

Operating lease liabilities	$132	$124
Investment tax credits	4	5
Third-party joint project obligation (a)	-	100
Other	83	76
Total operating lease, third-party joint project and other obligations	$219	$305

____________

(a)Related to a joint project with LP&L. See Note 3 for more information.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020

Cash payments (receipts) related to:
Interest	$285	$288
Less capitalized interest	(10)	(13)
Interest payments (net of amounts capitalized)	$275	$275
Amount in lieu of income taxes (Note 9):
Federal	$48	$61
State	23	22
Total payments (receipts) in lieu of income taxes	$71	$83

Noncash investing and financing activities:
Construction expenditures financed through accounts payable (investing)	$197	$198
Transfer of title to assets constructed for and prepaid by LP&L (investing) (Note 3)	$150	$-
ROU assets obtained in exchange for operating lease obligations (investing)	$41	$27
Debt exchange offering (financing)	$-	$300

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein as well as the consolidated financial statements and the notes to those statements and “Risk Factors” contained in our 2020 Form 10-K.

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

Ring-Fencing Measures

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of Disinterested Directors. As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings. We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see Note 1 to Financial Statements.

Significant Activities and Events

February 2021 Winter Weather Event — In February 2021, ERCOT required electric distribution utilities, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand due to extreme winter weather. As a result of the load shedding events and state-wide power outages, various legislative, regulatory, and legal proceedings and investigations have been initiated and could be initiated in the future related to the specific event and the ERCOT market in general. The winter weather event also resulted in various financial challenges in the ERCOT market, and certain customers of ours have filed for bankruptcy protection. Certain of those customers have received bankruptcy court approval to pay certain pre-petition and post-petition amounts owed to us. As a result, we have not deemed charges owed by those customers uncollectible. Amounts deemed uncollectible to date consist of amounts from REPs subject to bankruptcy protection or REPs whose customers were transitioned to other REPs following the winter weather event and are being recorded in a regulatory asset, which totaled $9 million at September 30, 2021. Customers of ours could take additional actions in the future to address financial challenges experienced as a result of the winter weather event. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. The extent to which events related to the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including any legislative, regulatory, or legal actions related to the February 2021 winter weather event. See “—Regulation and Rates — February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” below for further discussion of legislative, regulatory, and legal proceedings related to the February 2021 winter weather event.

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

The PUCT has authorized transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. As a result, we are recording the incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At September 30, 2021, the balance of this regulatory asset was $34 million. We expect COVID-19 pandemic related costs, including costs related to our pandemic response plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures deferred as a regulatory asset could continue to increase. For more information on recovery of regulatory assets and liabilities, see Note 2 to Financial Statements and Note 1 to Financial Statements in our 2020 Form 10-K.

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

Debt-Related Activities — In the nine months ended September 30, 2021, we entered into the $300 million January 2021 Term Loan Credit Agreement, the $450 million March 2021 Term Loan Credit Agreement and the $540 million June 2021 Term Loan Credit Agreement. As of September 30, 2021, $300 million was outstanding under the January 2021 Term Loan Credit Agreement, $450 million was outstanding under the March 2021 Term Loan Credit Agreement and $540 million was outstanding under the June 2021 Term Loan Credit Agreement. See Note 5 to Financial Statements and “— Financial Condition — Liquidity and Capital Resources — Long-Term Debt Activity” below for more details.

Joint Project with LP&L — In the second quarter of 2021, Oncor completed an approximately $370 million joint project with LP&L. The project involved the build out of approximately 175 miles of transmission lines and associated station work in the Lubbock and surrounding Texas panhandle areas to join the City of Lubbock to the ERCOT market, with the resulting assets split between Oncor and LP&L. Oncor constructed the facilities, and LP&L reimbursed Oncor and received title for its portion of the assets. Oncor’s expenditures through the joint project completion date (minus amounts reimbursed by LP&L) totaled $187 million. For more information on the joint project with LP&L, see Note 3 to Financial Statements.

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

RESULTS OF OPERATIONS

Operating Data

	Twelve Months Ended September 30,		%
	2021	2020	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	78.7	81.8	(3.8)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	0.0
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	58.7	65.0	(9.7)

Electricity points of delivery (in thousands at end of period):
Electricity distribution points of delivery (based on number of active meters)	3,817	3,744	1.9

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

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	14,498	14,739	(1.6)	35,390	35,158	0.7
Commercial, industrial, small business and other	25,747	24,345	5.8	68,420	65,384	4.6
Total electric energy volumes	40,245	39,084	3.0	103,810	100,542	3.3

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2021	2020	Change	2021	2020	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (a)	$650	$629	$21	$1,708	$1,643	$65
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	220	200	20	649	595	54
Billed to REPs serving Oncor distribution customers, through TCRF	120	111	9	355	332	23
Total transmission base revenues	340	311	29	1,004	927	77
Other miscellaneous revenues	19	32	(13)	54	66	(12)
Total revenues contributing to earnings	1,009	972	37	2,766	2,636	130

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	261	245	16	770	723	47
EECRF	16	15	1	36	35	1
Total revenues collected for pass-through expenses	277	260	17	806	758	48

Total operating revenues	$1,286	$1,232	$54	$3,572	$3,394	$178

____________

(a)Distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

Financial Results — Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total operating revenues increased $54 million, or 4%, to $1,286 million during the three months ended September 30, 2021. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $37 million, or 4%, during the three months ended September 30, 2021. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT. The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate review to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues increased $21 million during the three months ended September 30, 2021. The increase in distribution base rate revenues primarily reflects:

o$22 million increase due to updated DCRF rates to reflect increases in invested capital, and

o$6 million increase due to growth in points of delivery,

partially offset by

o$7 million decrease primarily due to lower residential consumption.

See the DCRF Filings Table below for a listing of annual filings impacting revenues for 2021 and 2020.

DCRF Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact
51996	April 2021	September 2021	$88
50734	April 2020	September 2020	$70
49427	April 2019	September 2019	$25

•An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues increased $29 million during the three months ended September 30, 2021. The increase in TCOS revenues was due to the effects of the TCOS updates to reflect increases in invested capital.

See the TCOS Filings Table below for a listing of transmission interim rate update applications and anticipated impacts on revenues for 2021 and 2020.

TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
52352	July 2021	September 2021	$48	$31	$17
51767	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $13 million during the three months ended September 30, 2021. The decrease was primarily due to a $14 million annual energy efficiency program performance bonus approved and recognized during the three months ended September 30, 2020, but pending PUCT approval in 2021.

Revenues collected for pass-through expenses increased $17 million during the three months ended September 30, 2021. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

• An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $16 million during the three months ended September 30, 2021 due to higher third-party wholesale transmission service provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense. At September 30, 2021, $21 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements). PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of TCRF filings impacting cash flows for the three months ended September 30, 2021 and 2020, as well as filings and the anticipated impacts to cash flows for the year ended December 31, 2021.

TCRF Filings Table

			Billing Impact
			for Period Effective
PUCT Docket No.	Filed	Effective	Increase (Decrease)
52175	May 2021	September 2021 - February 2022	$149
51560	November 2020	March 2021 - August 2021	$(87)
50883	May 2020	September 2020 - February 2021	$81
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192

•An Increase in EECRF Revenues — EECRF revenues increased $1 million during the three months ended September 30, 2021 and were offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of EECRF filings impacting revenues for the three months ended September 30, 2021 and 2020, as well as filings that will impact revenues for the year ended December 31, 2021.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery and Other
52178 (a)	May 2021	March 2022	$49	$31	$3
50886	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)
48421	June 2018	March 2019	$50	$7	$-

____________

(a)Stipulation and settlement agreement is pending PUCT approval.

Wholesale transmission service expense increased $16 million to $261 million during the three months ended September 30, 2021 and represents higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $17 million to $249 million during the three months ended September 30, 2021. The increase primarily includes $10 million in higher labor and contractor related costs and $5 million in higher vegetation management costs.

Depreciation and amortization increased $13 million to $213 million during the three months ended September 30, 2021. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $50 million (including a $3 million benefit related to nonoperating income) during the three months ended September 30, 2021 compared to $48 million (including a $3 million benefit related to nonoperating income) during the three months ended September 30, 2020.

The effective income tax rate was 16.2% and 15.7% for the 2021 and 2020 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $1 million primarily due to an increase in property taxes attributable to ongoing investments in property, plant and equipment.

Other deductions and (income) - net was $3 million unfavorable for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The variance is primarily due to a $4 million unfavorable change in the value of certain compensation plan trust assets during the three months ended September 30, 2021. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $2 million primarily due to higher average borrowings and lower average capitalized interest, partially offset by lower average interest rates on the borrowings.

Net income was $258 million for both the three months ended September 30, 2021 and 2020. Net income for the three months ended September 30, 2021 included a net increase in revenues contributing to earnings primarily from updates to base transmission and distribution rates to reflect increases in invested capital and customer growth, offset by increases in operation and maintenance expense and costs associated with additional investment (primarily depreciation and amortization and property taxes) and lower other miscellaneous revenues due to the approval and recognition of an annual energy efficiency program performance bonus during the three months ended September 30, 2020, but pending PUCT approval in 2021.

Financial Results — Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total operating revenues increased $178 million, or 5%, to $3,572 million during the nine months ended September 30, 2021.

Revenues that contribute to earnings increased $130 million, or 5%, during the nine months ended September 30, 2021. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rate revenues increased $65 million during the nine months ended September 30, 2021. The increase in distribution base rate revenues primarily reflects:

o$53 million increase due to the effects of the DCRF rate increases, and

o$16 million increase due to growth in points of delivery,

  partially offset by

o$4 million decrease primarily due to lower residential consumption (net of weather impacts).

•An Increase in Transmission Base Revenues —TCOS revenues increased $77 million during the nine months ended September 30, 2021, primarily attributable to the effects of TCOS updates to reflect increases in invested capital.

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $12 million during the nine months ended September 30, 2021. The decrease was primarily due to a $14 million annual energy efficiency program performance bonus approved and recognized during the nine months ended September 30, 2020, but pending PUCT approval in 2021.

Revenues collected for pass-through expenses increased $48 million during the nine months ended September 30, 2021. The increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF revenues increased $47 million during the nine months ended September 30, 2021 due to an increase in third-party wholesale transmission service provider billings.

•An Increase in EECRF — EECRF revenues increased $1 million during the nine months ended September 30, 2021 and were offset in operation and maintenance expense.

Wholesale transmission service expense increased $47 million to $770 million during the nine months ended September 30, 2021 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $40 million to $716 million during the nine months ended September 30, 2021. The increase includes $27 million in higher labor and contractor related costs and $13 million in higher insurance, legal, materials, transportation and other costs.

Depreciation and amortization increased $38 million to $627 million during the nine months ended September 30, 2021. The increase was attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $116 million (including a $9 million benefit related to nonoperating income) during the nine months ended September 30, 2021 compared to $109 million (including a $9 million benefit related to nonoperating income) during the nine months ended September 30, 2020.

The effective income tax rate was 16.3% and 16.2% for the 2021 and 2020 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased primarily due to a $19 million increase in property taxes attributable to ongoing investments in property, plant and equipment.

Other deductions and (income) - net was $6 million favorable for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The variance was primarily due to $5 million of favorable changes in the value of certain compensation plan trust assets during the nine months ended September 30, 2021. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $3 million primarily due to higher average borrowings and lower average capitalized interest, partially offset by lower average interest rates on the borrowings.

Net income was $30 million higher during the nine months ended September 30, 2021, driven by increases in revenues contributing to earnings primarily from updates to base transmission and distribution rates to reflect increases in invested capital and customer growth, partially offset by increases in operation and maintenance expense and costs associated with additional investment (primarily depreciation and amortization and property taxes) and lower other miscellaneous revenues due to the approval and recognition of an annual energy efficiency program performance bonus during the nine months ended September 30, 2020, but pending PUCT approval in 2021.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes. The hedges were terminated in March 2020 upon the issuance of 2.75% Senior Secured Notes due May 15, 2030 and 3.70% Senior Secured Notes due May 15, 2050, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income in 2020. We expect approximately $3 million of the amount reported in accumulated other comprehensive loss at September 30, 2021 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Cash provided by operating activities totaled $1.157 billion and $1.073 billion in 2021 and 2020 respectively. The $84 million net increase is primarily the result of a $100 million decrease in employee benefit plan funding, a $30 million increase in customer deposits, an $18 million decrease in net payments related to our COVID-19 pandemic response plan and the COVID-19 Electricity Relief Program implemented by the PUCT from March through September 2020, and a $13 million increase in transmission and distribution receipts, partially offset by a $73 million increase in storm-related costs.

Depreciation and amortization expense reported in operating activities in the statements of consolidated cash flows was $61 million and $60 million more than the amounts reported in the statements of consolidated income in the nine months ended September 30, 2021 and 2020, respectively. The differences are due to certain regulatory asset amortizations being reported as operation and maintenance expense in the statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $668 million and $1.009 billion in 2021 and 2020, respectively. The $341 million net decrease is primarily the result of a $465 million increase in distributions to members, a $73 million decrease in capital contributions from members, offset by a $197 million net increase in debt financing activity. For more information, see Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $1.786 billion and $1.941 billion in 2021 and 2020, respectively. The $155 million net decrease is primarily due to a $105 million decrease in capital expenditures and a $41 million increase in net reimbursement from third party in the LP&L joint project.

Long-Term Debt Activity

Term Loan Credit Agreements — In January 2021, we entered into the January 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $300 million that matures on February 28, 2022. We borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021 under the January 2021 Term Loan Credit Agreement. At September 30, 2021, aggregate borrowings under the January 2021 Term Loan Credit Agreement totaled $300 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of U.S. Bank, the lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

In March 2021, we entered into the March 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $450 million that matures on May 17, 2022. We borrowed $170 million on March 31, 2021, $105 million on April 30, 2021 and $175 million on May 14, 2021 under the March 2021 Term Loan Credit Agreement. At September 30, 2021, aggregate borrowings under the March 2021 Term Loan Credit Agreement totaled $450 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of Wells Fargo, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

In June 2021, we entered into the June 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $540 million that matures on August 15, 2022. We borrowed $20 million on June 29, 2021 and $520 million on July 28, 2021 under the June 2021 Term Loan Credit Agreement. At September 30, 2021, aggregate borrowings under the June 2021 Term Loan Credit Agreement totaled $540 million, the full amount available under the agreement. The proceeds from each borrowing were used for general corporate purposes. Loans under the June 2021 Term Loan Credit Agreement bear interest at per annum rates equal to, at our option, (i) LIBOR plus 0.60%, or (ii) an alternate base rate (the highest of (1) the prime rate of Sumitomo, the administrative agent and a lender under the agreement, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1%).

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

Short-Term Debt Activity

Credit Facility — At September 30, 2021, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program. The Credit Facility has a maturity date of November 2023. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of $400 million, in increments of not less than $100 million, provided certain conditions are met, including lender approvals. Borrowings under the Credit Facility are classified as short-term on the balance sheet. At September 30, 2021, we had no outstanding borrowings under the Credit Facility, no CP Notes outstanding and $8 million of outstanding letters of credit.

Because the CP Program is supported by the Credit Facility, any CP Notes outstanding reduce the available borrowing capacity. Considering the CP Notes outstanding and the letters of credit and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.992 billion and $1.921 billion at September 30, 2021 and December 31, 2020, respectively.

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

CP Program — We established the CP Program in March 2018, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement. Under the CP Program, we issue CP Notes from time to time, and the proceeds of the CP Notes are used for working capital and general corporate purposes. We had no CP Notes outstanding under the CP Program at September 30, 2021 and $70 million of CP Notes outstanding under the CP Program at December 31, 2020.

The CP Program obtains liquidity support from our Credit Facility discussed below. We may utilize either the CP Program or the Credit Facility at our option for funding. See Note 4 to Financial Statements for additional information regarding the CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — We expect capital expenditures for 2021 to total approximately $2.5 billion. Our board of directors, which annually approves capital expenditure estimates for the following year, has approved capital expenditures totaling $2.8 billion for 2022. Management also currently expects to recommend to our board of directors capital expenditures of $3.0 billion to $3.1 billion in each of the years 2023 through 2026, for a total of approximately $15.0 billion for the five-year period 2022 through 2026 based on the long-term plan presented to our board of directors.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes and borrow under our Credit Facility. Because the CP Program is supported by the Credit Facility, CP Notes outstanding reduce the available borrowing capacity. Cash and cash equivalents totaled $66 million and $27 million at September 30, 2021 and December 31, 2020, respectively. Considering any CP Notes and letters of credit outstanding, available liquidity (cash and available borrowing capacity under the Credit Facility) at September 30, 2021 totaled $2.058 billion, reflecting an increase of $110 million from December 31, 2020.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the CP Program and Credit Facility to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt and capital expenditures for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

The COVID-19 pandemic has not had a material adverse impact on our liquidity to date. However, we do face risks and uncertainties related to the pandemic, including the potential impact on capital and credit markets of which we cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our liquidity, ability to access the capital or commercial paper markets, or obtain new credit commitments from commercial banks in the future. For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors – Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic” in our 2020 Form 10-K.

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

Member Contributions and Distributions

Contributions — On October 26, 2021, we received cash capital contributions from our members totaling $67 million. During the nine months ended September 30, 2021, we received the following capital cash contributions from our members:

Receipt Date	Amount
February 16, 2021	$63
April 27, 2021	$63
July 27, 2021	$62

Distributions — The Sempra Acquisition PUCT Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At September 30, 2021, our regulatory capitalization was 55.9% debt to 44.1% equity, and as a result we had $510 million available to distribute to our members.

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

On October 27, 2021, our board of directors declared a cash distribution of $101 million, which was paid to our members on October 28, 2021. During the nine months ended September 30, 2021 our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 17, 2021	February 18, 2021	$96
April 28, 2021	April 29, 2021	$96
July 28, 2021	July 29, 2021	$546

Pension and OPEB Plan Funding

Our funding for pension plans and Oncor OPEB Plans is expected to total approximately $61 million and $176 million, respectively, in the five-year period from 2021 to 2025. Our pension plan funding for the five-year period reflects a net decrease of approximately $500 million from our previous funding expectations for the period as a result of expected application of provisions of the ARPA, favorable asset performance in 2020, and updated discount rates and actuarial assumptions. Our funding for the pension plans and Oncor OPEB Plans is expected to total $20 million and $35 million, respectively, in the calendar year 2021. In the nine months ended September 30, 2021, we made cash contributions of $18 million to the pension plans and $26 million to the Oncor OPEB Plans.

Capitalization and Return on Equity

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957. In PUCT Docket No. 46957, the PUCT also set our authorized return on equity at 9.8%. Our regulatory capital structure was 55.9% debt at September 30, 2021. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio. See Note 7 to Financial Statements for further discussion of our regulatory capitalization.

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

Presented below are the credit ratings assigned for our debt securities at November 5, 2021.

	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. In November 2020, we entered into an amendment to the Credit Facility. As amended, borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus a spread ranging from 1.125% to 1.750% depending on certain credit ratings assigned to our debt or (ii) an alternate base rate (the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the greater of the federal funds effective rate or the overnight banking rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus a spread ranging from 0.125% to 0.750% depending on certain credit ratings assigned to our debt. Our borrowings are generally LIBOR-based, and based on our current secured long-term debt ratings as of November 5, 2021, our borrowings would bear interest at LIBOR plus 1.250%. A decline in credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any other debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings.

Our Credit Facility, Note Purchase Agreement and term loan credit agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for our Credit Facility and term loan credit agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At September 30, 2021, we were in compliance with this covenant and all other covenants under the Credit Facility, Note Purchase Agreement and term loan credit agreements.

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

Guarantees

At September 30, 2021, we did not have any material guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2021, we did not have any material off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

None.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years. However, at any time the Governor of Texas may convene a special session of the Legislature. The current Legislature was in regular session from January 12, 2021 to May 31, 2021, a first special session convened from July 8, 2021 to August 6, 2021, a second special session convened from August 7, 2021 to September 2, 2021 and a third special session convened from September 20, 2021 to October 19, 2021. During any regular or special session, bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. During the 2021 regular legislative session, various bills relating to our business and the electricity industry were passed and signed by the Governor of Texas; however, no legislation passed that is currently expected to have a material adverse impact on our financial position, results of operations, or cash flows. Legislation was not passed in the first, second and third special sessions that is expected to have a material impact on our business. See “— February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” below for legislative matters relating to the February 2021 winter storm.

February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters

On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather. From February 15 through February 17, 2021, ERCOT required electric distribution utilities, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand due to extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages at various points over that period, including over one million homes and businesses in our service territory, some for extended periods of time. As a result, the Governor of Texas declared reform of ERCOT as an emergency item for the regular Texas legislative session, and various legislation affecting the electric industry was passed by the Texas Legislature during such session and signed by the Governor of Texas, including certain weatherization requirements and fines of up to $1 million per day for failures to comply with such requirements, creation of the Texas Energy Reliability Council, identification of gas facilities that are critical to electric-generator fuel supplies, coordination between the gas and electric industries, and changes in composition of the PUCT and the ERCOT board of directors. In July 2021, the Governor of Texas also directed the PUCT to take certain additional measures related to grid reliability.

Various other governmental and regulatory entities have begun investigations or indicated an intent to investigate matters related to the operations of the ERCOT grid during the February 2021 extreme winter weather event as well, including the PUCT, FERC, NERC, the U.S. Congress, the Attorney General of Texas, and Texas RE. Lawsuits have been filed against various market participants relating to the power outages resulting from the February 2021 winter weather event, including us, and as a transmission and distribution utility operating during the winter weather event there is a risk we could be named in additional lawsuits in the future. The PUCT and ERCOT have also opened various projects and initiatives to address matters relating to the winter weather event and grid reliability. We cannot predict whether, or to what extent, any legislation, regulation, or legal action resulting from these proceedings, or any other legislative, regulatory, or legal proceedings that may arise in the future related to the winter weather event and changes to the ERCOT market, will impact our business.

The electricity generation shortage during the extreme winter weather also resulted in wholesale electricity prices increasing to their maximum allowed limit, which in turn caused various financial challenges among certain ERCOT market participants and significant unpaid amounts owed to ERCOT. The PUCT and the Texas Legislature have taken, and could take additional, measures to address the financial challenges in the ERCOT market resulting from the winter weather event. For instance, the Texas Legislature created a mechanism for ERCOT to finance certain amounts owed by ERCOT market participants relating to the winter weather event, and in October 2021 the PUCT issued orders approving ERCOT’s financing of certain uplift charges and other amounts. Following the winter weather event, certain ERCOT market participants, including customers of ours, filed for bankruptcy protection. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Currently, the majority of our network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. However, the February 2021 winter storm event has posed and could continue to pose financial challenges to both REPs and network transmission customers. To date, one network transmission customer of ours and certain REPs have filed for bankruptcy protection following the winter storm event. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” for additional discussion of credit risk related to the February 2021 winter weather event. Customers of ours could take additional actions in the future to address financial challenges experienced as a result of the winter weather event. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, results of operations, and financial condition. The extent to which the February 2021 winter weather event will impact our results will ultimately depend on future developments, which are highly uncertain, including any additional regulatory, legislative, legal or customer actions related to impacts of the winter weather event.

Matters with the PUCT

See Note 2 to Financial Statements for a discussion of significant PUCT matters for the nine months ended September 30, 2021. See also “— February 2021 Winter Weather Event Legislative, Regulatory and Legal Matters” above for a discussion of PUCT actions related to the February 2021 winter storm.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at September 30, 2021.

At September 30, 2021, all of our long-term debt, other than our term loan credit agreements, carried fixed interest rates. Each of our term loan credit agreements contains terms pursuant to which the interest rate charged could vary, at our option, depending on the selected interest period.

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

Our exposure to credit risk associated with trade accounts receivable totaled $857 million at September 30, 2021. The receivable balance is before the allowance for uncollectible accounts, which totaled $11 million at September 30, 2021. The exposure includes trade accounts receivable from REPs totaling $603 million, which are generally noninvestment grade and from transmission customers totaling $67 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk. At September 30, 2021, REP subsidiaries of our two largest customers, Vistra and NRG Energy, Inc., represented 27% and 26% of the trade receivable balance, respectively. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Due to the February 2021 winter weather event, certain REPs and a network transmission customer of ours filed for bankruptcy protection. Certain of those customers, including the network transmission customer, have received bankruptcy court approval to pay certain pre-petition and post-petition amounts owed to us. As a result, we have not deemed charges owed by those customers uncollectible. Amounts deemed uncollectible from REPs subject to bankruptcy protection or REPs whose customers were transitioned to other REPs following the winter weather event are being recorded in a regulatory asset, which totaled $9 million at September 30, 2021. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations – Significant Activities and Events – February 2021 Winter Weather Event” for additional discussion of the February 2021 winter storm.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed	As
	With File Number	Exhibit

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of E. Allen Nye, Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data Files.
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

!!

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ Don J. Clevenger
Don J. Clevenger
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 5, 2021