Form 10-K
period 2021-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2022-02-25
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Aggregate market value of Oncor Electric Delivery Company LLC limited liability company membership interests held by non-affiliates: N/A

As of February 25, 2022, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

____________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE - None

Oncor Electric Delivery Company LLC (Oncor) makes its filings with the Securities and Exchange Commission available to the public, free of charge, on Oncor’s website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor’s website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this Annual Report on Form 10-K. The representations and warranties contained in any agreement that we have filed as an exhibit to this Annual Report on Form 10-K or that we have or may publicly file in the future may contain representations and warranties made by and to the parties thereto as of specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

This Annual Report on Form 10-K and other Securities and Exchange Commission filings of Oncor occasionally make references to Oncor (or “we,” “our,” “us,” or “the company”) when describing actions, rights or obligations of Oncor and/or its subsidiaries.  These references reflect the fact that the subsidiaries are consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of any subsidiary or that any subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.
acquisition accounting

The acquisition method of accounting for a business combination as prescribed by GAAP, whereby the cost or “acquisition price” of a business combination, including the amount paid for the equity and certain transaction costs, is allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill

AFUDC	Allowance for funds used during construction
AMS	Advanced metering system
ASU	Accounting Standards Update
CARES Act	Federal “Coronavirus Aid, Relief, and Economic Security” Act, enacted on March 27, 2020, as amended
Code	The Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019, which was declared a pandemic by the World Health Organization in March 2020
CP Notes	Unsecured commercial paper notes issued under Oncor’s CP Program
CP Program	Oncor’s commercial paper program
Credit Facility

Revolving Credit Agreement, dated as of November 9, 2021, among Oncor, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time to time parties thereto,  and the other financial institutions party thereto, including Citibank N.A. and Wells Fargo Securities, LLC, as co-sustainability structuring agents

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

EECRF	Energy efficiency cost recovery factor
EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Renamed Sempra Texas Holdings Corp. upon closing of the Sempra Acquisition
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
February 2021 Winter Storm	Refers to the extreme winter weather event in February 2021, which resulted in electricity supply shortages throughout the state of Texas from February 15 through February 17, 2021
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.

InfraREIT

InfraREIT, Inc., which was merged with and into a wholly owned subsidiary of Oncor on May 16, 2019 in the InfraREIT Acquisition, with the surviving entity being a wholly owned subsidiary of Oncor renamed Oncor NTU Holdings Company LLC

InfraREIT Acquisition	Refers to Oncor’s May 2019 acquisition of all of the equity interests of InfraREIT and its subsidiary InfraREIT Partners, LP
IRS	U.S. Internal Revenue Service
kV	Kilovolts
kWh	Kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
LP&L	Lubbock Power & Light, a municipal electricity utility company owned by the City of Lubbock, Texas
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
NERC	North American Electric Reliability Corporation
Note Purchase Agreement	Refers to the Note Purchase Agreement, dated May 6, 2019, pursuant to which Oncor issued its 3.86% Senior Notes, Series A, due December 3, 2025 and 3.86% Senior Notes, Series B, due January 14, 2026
NTU

Oncor Electric Delivery Company NTU LLC (formerly Sharyland Distribution & Transmission Services, LLC until the closing of the InfraREIT Acquisition), a wholly owned, indirect subsidiary of Oncor acquired as part of the InfraREIT Acquisition

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

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Sempra	Sempra Energy, a California corporation doing business as Sempra
Sempra Acquisition

Refers to the transactions pursuant to which Sempra indirectly acquired the 80.03% of Oncor’s membership interests owned indirectly by EFH Corp. and Energy Future Intermediate Holdings Company LLC. The transactions closed March 9, 2018

Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C., a subsidiary of Sharyland Holdings, L.P.
SOFR	Refers to a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)

STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH. Formerly Energy Future Holdings Corp. prior to the Sempra Acquisition.
STIH

Refers to Sempra Texas Intermediate Holding Company LLC, a wholly owned, indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition. STIH is a Delaware limited liability company and the sole member of Oncor Holdings. Formerly Energy Future Intermediate Holdings Company LLC prior to the Sempra Acquisition.

Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan, as amended
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
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

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context. See “Glossary” starting on page 3 for the definition of terms and abbreviations.

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

We operate the largest transmission and distribution system in Texas, delivering electricity to more than 3.8 million homes and businesses and operating more than 140,000 miles of transmission and distribution lines. We provide:

•wholesale transmission services to our electricity distribution business, as well as non-affiliated electricity distribution companies, cooperatives and municipalities, and

•distribution services, consisting of retail delivery services to REPs that sell electricity to end-use customers and delivery services to cooperatives.

Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain limited instances, by the FERC. We are not a seller of electricity, nor do we purchase electricity for resale. The company is managed as an integrated business; consequently, there is only one reportable segment.

Our transmission and distribution assets are located principally in the north-central, eastern, western and panhandle regions of Texas, in over 120 counties and more than 400 incorporated municipalities. We deliver electricity across a distribution service territory that has an estimated population of approximately 13 million, including the cities of Dallas and Fort Worth and the surrounding suburbs, as well as, Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others.

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

In March 2018, Sempra indirectly acquired Oncor Holdings after obtaining various approvals, including PUCT approval through the Sempra Order, which outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions.

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

•two members designated by Sempra (through Oncor Holdings);

•two members designated by Texas Transmission; and

•two current or former officers of Oncor (each, an Oncor Officer Director), currently Robert S. Shapard and E. Allen Nye, Jr., who are our Chairman of our board of directors and Chief Executive, respectively.

Until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the date on which the officer first became employed by Oncor. Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.

In addition, the Sempra Order provides that Oncor’s board of directors cannot be overruled by the board of directors of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of members of the board of directors, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Order also provides that any changes to the size, composition, structure or rights of the board of directors must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board of director positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

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

•Neither Oncor nor Oncor Holdings will lend money to, borrow money from or share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings;

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

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT and/or the PUCT)

We are a member utility and operate within the ERCOT market. This market represents approximately 90% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator (ISO) of the interconnected transmission grid for those systems. ERCOT is subject to oversight by the PUCT and the Texas Legislature. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers, distribution services providers, independent REPs and consumers.

In 2021, ERCOT’s hourly demand peaked at 73,822 MW as compared to the peak hourly demand of 74,420 MW in 2020 and the record peak hourly demand of 74,820 MW in 2019. The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity. In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Oncor’s Strategies

We focus on delivering electricity in a safe and reliable manner, minimizing service interruptions, and investing in our transmission and distribution infrastructure to maintain our system, serve our growing customer base with a modernized grid, provide interconnections to other transmission grids in Texas, and support energy production through transmission grid connections to merchant generation facilities.

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, managing supply costs efficiently, and building and standardizing distinctive process expertise over a larger grid. Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Our organic growth strategies are to invest in technology upgrades and to construct transmission and distribution facilities to meet the needs of our customers and the ERCOT market. We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. We and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that we believe enable adequate and more timely recovery of transmission and distribution investments through our regulated rates.

Oncor’s Operations

Performance Indicators — We achieved or exceeded market performance protocols in 13 out of 14 PUCT market metrics in 2021. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2021, we invested approximately $2.5 billion in our network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure, including investment to support system expansion, system maintenance, technology and innovation.

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

As a member utility, our transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant generation facilities, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

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

PURA allows us to update our transmission rates periodically on an interim basis to reflect changes in invested capital. This capital tracker provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2021, our transmission system included:

•18,249 miles of transmission lines:

o7,542 circuit miles of 345kV transmission lines, and

o10,707 circuit miles of 138kV and 69kV transmission lines,

•interconnection to 130 generation facilities totaling 45,403 MW directly connected to our transmission system; and

•a total of 1,174 transmission and distribution substations.

At December 31, 2021, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	4	113	27
Rayburn Country Electric Cooperative, Inc.	1	48	5
Lower Colorado River Authority	5	28	2
Texas New Mexico Power	2	19	14
Tex-La Electric Cooperative of Texas, Inc.	1	13	1
American Electric Power Company, Inc. (a)	5	6	12
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	3	-	-
CenterPoint Energy Inc.	3	-	-
Other small systems operating wholly within Texas	14	16	5

_______________

(a)One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area. Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,679 distribution feeders.

At December 31, 2021, our distribution system included:

•122,441 miles of distribution lines:

o90,178 miles of overhead lines, and

o32,263 miles of underground lines,

•3,832,000 approximate number of points of delivery,

•70,000 approximate number of points of delivery added in 2021, and

•2.27% average growth per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT rules allow utilities to file interim applications, under certain circumstances, once per year to recover distribution-related investments through the DCRF capital tracker.

Properties — Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. In addition to power lines and related assets in our transmission and distribution system, we also own or lease land, offices, facilities, equipment, and vehicles to operate our business. Certain of our transmission and distribution assets, including certain real property assets, are subject to a first priority lien pursuant to our Deed of Trust. See Note 6 to Financial Statements for more information on our Deed of Trust.

Customers — Our transmission business customers consist of municipalities, electric cooperatives and other distribution companies. Our distribution business customers consist of approximately 95 REPs at December 31, 2021 and certain electric cooperatives in our certificated service area. Revenues from REP subsidiaries of our two largest customers collectively represented 25% and 23% of our total operating revenues for the year ended at December 31, 2021. No other customer represented more than 10% of our total operating revenues. The retail consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business.

Competition — Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is single certificated, with Oncor as the only certificated transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain utilities and rural electric cooperatives for the right to serve end-use customers. In addition, the electric industry is undergoing rapid technological change, and third party non-wires alternatives and other technologies may increasingly compete with our traditional transmission and distribution infrastructure for delivering electricity to consumers. See “Item 1A. Risk Factors—Non-wires alternatives and other technologies or actions that decrease demand or consumption of electricity delivered by us may significantly adversely impact our business, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.”

Seasonality — Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with distribution revenues being highest in the summer.

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, we are not subject to general regulation under this act. However, we are subject to reliability standards adopted and enforced by Texas RE and NERC (including critical infrastructure protection) under the Federal Power Act. See “Item 1A. Risk Factors—We are subject to mandatory service quality and reliability standards. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.”

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

At the state level, PURA requires utility owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The PUCT has adopted rules implementing the state open-access requirements for all utilities, including us, that are subject to the PUCT’s jurisdiction over transmission services.

As a regulated utility, our business is subject to extensive governmental regulations and compliance obligations, which could greatly impact our business. See “Item 1A. Risk Factors—Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and results of operations” and “Item 1A. Risk Factors—We are subject to mandatory service quality and reliability standards. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards and expectations could have a material adverse effect on our business.” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 2 and 7 to Financial Statements for a discussion of certain regulatory matters and commitments and the material effects of compliance with regulations on our business.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. We believe our facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into water. We believe we hold all required wastewater discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. We also believe we can satisfy the requirements necessary to obtain any required permits or renewals. There are also federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of our facilities. We have implemented SPCC plans as required for those substations, work centers and distribution systems, and believe we are currently in material compliance with these rules.

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

Our capital expenditures for environmental matters totaled $53 million in 2021 and are expected to total approximately $55 million in 2022.

Human Capital Management — At December 31, 2021, we had 4,537 employees, including 772 employees covered under a collective bargaining agreement that expires in October 2022. Over 99% of our employees are employed on a full-time basis. In addition, at December 31, 2021, we had 59 interns serving in full-time or part-time internships.

Attracting, retaining, and developing high quality talent is key to our human capital management strategy. We strive to create a workplace culture that emphasizes the following key areas:

•Safety — Safety is a key priority of the company and our human capital management strategy. Employees are regularly educated and trained on safety issues and receive regular safety communications, particularly in field locations. We regularly track our safety performance and benchmark it against industry peers, and achievement of significant safety milestones are recognized and celebrated. In addition, a safety performance metric is included in our annual and long-term incentive programs to further promote safety amongst employees. As a company, we’ve further committed to the importance of safety by including a safety-related performance metric in the Credit Facility we entered into in late 2021. Ensuring workplace safety was also a key component of our COVID-19 response strategy, which is discussed in more detail below.

•Diversity, Equity, and Inclusion — We are committed to creating and maintaining a culture of diversity, equity, and inclusion, and fostering an environment that gives each employee a sense of belonging and access to the resources to achieve their full potential. Our Vice President of Diversity, Equity & Inclusion and officer-level steering committee for diversity, equity, and inclusion have instituted and promoted various initiatives to promote this effort across the company. For example, in 2021 we began the formation and promotion of employee resource groups, which are voluntary, employee-led networks open to all employees formed to support employees with a shared common diverse characteristic. Current employee resource groups include groups supporting Black, Hispanic, LGBTQIA+, Asian American/Pacific Islander, and women employees and employees with disabilities. Efforts are also underway to launch employee resource groups for military and veterans, working families, and allies for inclusion. Also in 2021, we began implementation of a diverse interview panel process for certain mid-level and above positions to help foster diversity and inclusion in our hiring practices. As part of this process, hiring managers receive guidelines for assembling a diverse panel of employees to conduct candidate interviews. We believe using diverse panels to interview candidates helps mitigate any tendencies to engage in unconscious biases and further assists our efforts to evaluate candidates based on their knowledge, skills, and abilities. Following interviews, hiring managers are also required to provide constructive feedback to unsuccessful internal candidates to assist in their development for future positions.

•Ethical Conduct — Ethical conduct is a core value of the company, and every employee is required to complete code of conduct training upon joining Oncor and annually thereafter. We also maintain an ethics and compliance hotline monitored by an independent, third party service, where employees may anonymously report any suspected unethical behavior or policy violations. Our compliance leadership team meets quarterly to review employee code of conduct compliance-related matters, and the company’s code of conduct compliance program and activities are reviewed with the audit committee of our board of directors on at least an annual basis.

•Collaboration and Innovation — Our company-wide “One Oncor” initiative emphasizes cross-functional collaboration, particularly to spur innovation. An innovation and improvement council, made up of management-level employees, focuses on enhancing innovation and continuous improvement throughout the company. We have also instituted an innovation and continuous improvement initiative, Power On Deliver Strong, and developed a framework based on Lean Six Sigma that enables and encourages employees to identify and execute improvement opportunities to our services, business processes and systems, including an annual internal Innovation Week campaign. In addition, we offer various training opportunities to employees to encourage innovation, and a portal for all employees to submit innovation and improvement ideas and success stories. All employees are also required to complete continuous improvement training.

•Healthy Lifestyles — We have established various health and wellness initiatives to encourage employees to adopt healthy living habits, including an incentive program that promotes exercise, healthy eating and healthy lifestyles. Our health and wellness programs focus on physical, financial, and mental health, and we offer employees various resources to enhance their overall wellbeing, including an employee assistance program that offers mental and behavioral health resources.

•Community Involvement — We promote various community initiatives and non-profit partnerships and encourage employee volunteerism and participation in community events, including through programs that fund Oncor employee participation in eligible community non-profit fitness events and grants supporting eligible non-profits for which employees provide volunteer hours.

•Employee Engagement — How engaged our workforce is and how committed our employees are to their work and the company are important to Oncor. In late 2021, we conducted our first annual company-wide engagement survey to learn more about employee engagement levels throughout the company. We have started cascading those results and creating action plans to work towards enhancing employee engagement at both the local and corporate level. We also maintain various leadership and workforce training and development programs to engage employees and promote continued professional growth.

We employ a multi-faceted recruiting strategy to recruit a diverse, high quality talent pool, including leveraging several higher education and high school partnerships established across our service territory and helping higher education and technical institutions develop linemen schools and courses. We also believe market-competitive compensation and benefits packages are necessary to attract and retain talent and we strive to provide competitive packages that include performance-based compensation that rewards organizational achievement as well as individual efforts.

In addition, our board of directors annually reviews our talent management strategy, including talent development programs and our executive officer talent pipeline. Our executive officers also conduct regular ongoing succession planning with respect to other members of management.

Responding to the COVID-19 pandemic and maintaining the health of our workforce through the pandemic was also a focus of our human capital management efforts in 2021. At the start of the pandemic in 2020, we implemented our pandemic response plan, which included, at various points, travel restrictions, requiring employees to work remotely where possible, temperature check and masking policies at company facilities, restrictions on the number of employees in company vehicles, and extra sanitizing measures. We also created and trained a screening team to manage individual employee COVID-19 cases and exposures and return to work policies. In 2021, we continued to implement and adjust pandemic response measures as management deemed necessary based on the state of the pandemic in the communities we serve and governmental regulations and guidance, including return to office protocols for employees previously required to work from home, guidelines relating to masking and physical distancing, and a new policy on remote work arrangements. We also encouraged employees to get vaccinated against COVID-19 and implemented a vaccination campaign that offered various incentives, including two additional paid holidays, to employees who provided proof of vaccination.

Item 1A. RISK FACTORS

Risks Related to Regulatory and Legislative Matters

Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and results of operations.

As a regulated electricity transmission and distribution company, our business is subject to numerous local, state, and federal laws (including PURA, certain provisions of the Federal Power Act, the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 2005, executive orders issued by the President of the U.S. and the Governor of Texas, the Code and ERISA), governmental policies, regulations, and administrative actions by the PUCT and other authorities (including NERC, Texas RE, the TCEQ, the FERC and the EPA), regarding the acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters, including any related to climate change. We are also subject to ERCOT rules, guidelines, directives, and protocols with respect to various matters including, but not limited to, market structure and design, construction and operation of transmission facilities (including actions relating to ERCOT grid integrity and reliability). We must continually adapt to any new laws, policies, regulations and administrative actions and any changes in, revisions to, or reinterpretations of existing laws, policies, and regulations and other administrative actions, any of which could expose us to increased costs and expenses and have a material and adverse effect on our business, cash flows, liquidity, financial condition, results of operations and/or business prospects.

In addition, if it is determined that we did not comply with applicable statutes, regulations, rules, tariffs or orders and we are ordered to pay a material amount in penalties, customer/rate payer refunds, or other amounts, our financial condition, results of operations, cash flows and our reputation could be materially and adversely affected. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated PURA or any PUCT rule or order adopted under PURA. The PUCT has the authority to impose penalties of up to $1 million per day for failure to meet certain winterization requirements and up to $25,000 per day per violation for other violations.

Negative public perception of us or our industry could also result in laws, regulations, and administrative actions that could have a material adverse effect on us. The Texas Legislature meets in regular session every two years and met in 2021 for a regular session as well as three special sessions. At any time, the Governor of Texas may convene a special session of the Texas Legislature. During any regular or special session, the Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. In 2021, the Texas Legislature considered and passed various bills related to the electric industry in Texas generally and in the ERCOT market specifically as a result of the February 2021 Winter Storm. Various other governmental and regulatory entities and bodies opened investigations and projects related to the February 2021 Winter Storm. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—February 2021 Winter Storm Legislative, Regulatory and Legal Matters” for additional discussion of these governmental and regulatory matters, including actions taken by the PUCT. We cannot predict whether, or to what extent, any legislation, regulation, or legal action resulting from these proceedings, or any other legislative, legal or regulatory proceedings that may arise in the future related to the February 2021 Winter Storm, will impact our business.

Our business is subject to rate regulation, and the regulatory review process could materially adversely impact our financial condition, cash flows, and results of operations, including by limiting our ability to fully recover costs, reducing the rate we earn on invested capital, or negatively impacting the timing and amount of assets we can recover in rates.

The rates we charge are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated test year, as reviewed and approved in a regulatory proceeding. As a result, the rates we are allowed to charge will generally not exactly match our costs at a given point in time.

The PUCT requires that we file a base rate review 48 months from the date of the order setting rates in our most recent base rate proceeding, unless the PUCT issues an order extending that deadline. As a result of the PUCT order issued in PUCT Docket No. 52100, our next base rate review is required to be filed on or before June 1, 2022. DCRF and TCOS interim rate updates have been implemented to allow us to recover the cost of certain investments before the investments are deemed prudent in a base rate review. Under PUCT rules, we can file interim applications once per year under certain circumstances to recover distribution-related investments through the DCRF capital tracker, and we can file up to two interim TCOS rate adjustments in a calendar year to reflect changes in our invested transmission capital. These interim rate updates, however, are subject to PUCT approval and investments included in a DCRF adjustment and a TCOS adjustment are subject to prudency review in the next base rate review.

While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of our costs, including costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. The approved levels of recovery could be significantly less than our requested levels. There can also be no assurance that the PUCT will approve other items proposed by us in any rate proceeding. There is also no assurance that the historical test year regulatory process in which rates are determined will result in rates that will produce full recovery of our actual post-test year costs and/or the return on invested capital allowed by the PUCT.

The regulatory process by which rates are determined is also subject to change as a result of the legislative process or rulemaking. Changes to interim adjustment mechanisms or the base rate review process could impact our ability to recover our costs in a timely manner. To the extent the regulatory process limits our ability to recover our costs in a timely manner, it could adversely impact our financial condition, results of operations, cash flows, liquidity and/or business prospects.

We are subject to mandatory service quality and reliability standards. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.

The PUCT has jurisdiction with respect to ensuring the service quality and reliability of the delivery of electricity to retail customers by electric utilities and has established reliability standards that apply to each utility. The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT. The FERC has designated NERC to establish and enforce reliability standards (including cyber security standards), under the FERC’s oversight, for all owners, operators and users of electric transmission services. The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to Texas RE.

To maintain compliance with the mandatory service quality and reliability standards, we may be subjected to higher operating costs and/or increased capital expenditures to construct, operate, and maintain transmission and distribution infrastructure. While we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery. In addition, if we were found to be noncompliant with applicable reliability standards, we could be subject to sanctions, including monetary penalties. Penalties imposed by the PUCT, the FERC and/or NERC would not be recoverable from customers through regulated rates and could have a material adverse impact on our financial condition, results of operations and cash flows.  Compliance with such standards is subject to regular regulatory reviews and audits, and we cannot predict the outcome of any such reviews and audits or related potential enforcement actions. Oncor must report to the PUCT concerning its performance with respect to the applicable reliability standards on an annual basis.  Also, as a NERC registered entity, we are subject to periodic audits by Texas RE of our compliance with reliability standards. These audits will occur as designated by Texas RE at a minimum of once every three years.

Risks Related to Our Business and Operations

Cyber attacks on us or our third-party vendors could disrupt business operations, initiate the loss or disclosure of critical operating or confidential data, have an adverse impact on our reputation, and expose us to significant liabilities.

We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of our third-party vendors. As an owner and operator of critical infrastructure assets, in addition to the cyber risks faced by companies in general, we are subject to threats related to parties who wish to disrupt our operations and/or the Texas bulk power grid. U.S. government warnings have indicated that infrastructure assets, including electric infrastructure, may be specifically targeted by certain groups.

With the proliferation of digital sensors, computing and telecommunications technologies, and customer digital tools used by us in our business, cyber risk arises in multiple areas of our operations. We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, ransomware attacks, and phishing attacks. A breach of cyber/data security measures that impairs our ability to operate our technology infrastructure or platforms could disrupt normal business operations and affect our ability to monitor and control our transmission and distribution assets, process customer information, and comply with regulatory and disclosure obligations, as well as limit communications, including communications within our technology platforms and between our technology platforms and systems operated by third-parties.  In the ordinary course of business, we also collect and retain sensitive information, including customer information and personal information about employees, and a cyber breach could result in the release of such confidential information.

As domestic and global cyber threats are on-going and increasing in sophistication, magnitude and frequency, our transmission and distribution infrastructure may be targets of state-sponsored attacks, terrorist activities, or other threats, including attacks designed to collect ransoms or inflict large-scale harm on us, our customers or our service territory. Geopolitical events could increase those cyber threats. Any breach as a result of such cyber attacks could materially and adversely affect the integrity of our transmission and distribution system, which could impact the stability of the ERCOT power grid. In addition, a breach as a result of such a cyber attack could cause widespread disruptions to our systems, including the loss of access to, or destruction of critical information that could materially adversely affect our business operations. While we are not aware of any material breaches to date, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. Any loss of control of our critical infrastructure, disruption of our technology platforms, or loss of confidential or proprietary data through a cyber security breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, expose us to significant remediation costs, impair our ability to execute on business strategies and/or materially adversely impact our results of operations, financial condition, liquidity and/or cash flows.

Some of the technology systems, hardware, software, and technical applications and platforms used in our business are managed, hosted, provided or used by third parties to assist in our business operations. Malicious actors may attack our third-party vendors to disrupt the services they provide to us or to use those vendors as a conduit to attack us. If our third-party vendors are impacted by cyber attacks or are otherwise unable to perform the services they provide us, our operations could be impacted, which could negatively affect our results of operations, financial condition and reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm.

We develop and maintain systems and processes aimed at detecting and preventing information disclosure and cyber security incidents which require significant investment, maintenance, and ongoing monitoring and updating as technologies and regulatory requirements change. These systems and processes may be insufficient to mitigate the possibility of information and cyber security incidents, malicious social engineering, fraudulent or other malicious activities, and human error or malfeasance in the safeguarding of our data. We are also subject to various laws and regulatory standards relating to our operations and information disclosure, including NERC cyber security standards. Additional cyber security requirements could also be applied to us in the future. Changes in existing standards or the imposition of new standards could increase our compliance costs and our exposure to the potential risk of violations of such standards.

While we maintain cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover any or all of the costs associated with the consequences of any cyber breach, and there is no guarantee that the insurance that we currently maintain will continue to be available at rates that we believe are commercially reasonable. In addition, should a cyber incident result in regulatory fines or penalties due to non-compliance with a mandatory cyber security standard, such fines or penalties would not be recoverable through rates.

Severe weather, natural disasters, and other emergency events could adversely impact us, and climate change could impact weather in a manner that would have an adverse effect on us.

Our electric delivery facilities and other assets could be damaged or impacted by significant storms or other severe weather events, natural disasters, or other emergency events. Any such events that cause extensive damage on our system or that affect the reliability of the ERCOT grid and market generally (including the amount of generation capacity available for delivery by us to our customers) could have a material adverse impact on us, including causing disruptions in our ability to provide electricity delivery services, increasing our maintenance or capital expenditures to repair or replace damaged facilities or equipment, disruptions in planned projects, property damage, and injuries or loss of life for which we could face legal actions or risks, negative public perception, and regulatory, legislative, or legal actions.

Severe weather events could become more prevalent and unpredictable as a result of climate change or other factors, which could directly adversely impact us to the extent severe weather occurs in our service territory and also indirectly adversely impact us to the extent it results in constraints on our supply chain. To the extent temperatures in our service territory are otherwise affected by climate change, end use customers’ electricity usage could be decreased or increased. Generally, our revenues are highest in the summer, when residential and commercial customers use more electricity for cooling purposes. To the extent climate change materially affects the number of cooling or heating days in a year, it could adversely impact our revenues, results of operations, and financial condition.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect our results of operations and financial condition, and insurance may not fully cover any losses resulting from such risks.

The operation and maintenance of delivery facilities involves many risks, including equipment breakdown or failure of facilities, lack of sufficient capital and unexpected costs to maintain the facilities, equipment interruptions, fires, explosions, impact of unusual or adverse weather conditions or other natural events, and interrupted or degraded service on key technology platforms, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. There are also many hazards associated with the operation of electricity transmission and distribution assets, and these hazards could cause personal injury and loss of life, damage or destruction of property, or environmental damage, any of which could result in liabilities to our business. A significant number of our facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to keep operating at peak efficiency or reliability. A risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, accidents, terrorist or criminal acts, cyber attacks, and other catastrophic events. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs that may not be recoverable through rates and/or the write-off of our investment in the capital project or improvement.

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

Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic and its variants.

We face risks related to health epidemics and pandemics, including the COVID-19 pandemic and its variants, which could lead to the disruption of our business operations by impacting the global economy and our employees, REPs, end-users, wholesale customers, network transmission customers, service providers, vendors and suppliers. These effects could also have a variety of adverse impacts on us, including reduced demand for electricity, delayed or delinquent customer payments to us (including as a result of end use customer failures to pay REPs and/or any state or national moratoriums on customer disconnections), slowed growth in our service territory, reduced availability or productivity of our workforce, constraints on our supply chain, increased supplier and labor costs, reduced labor or contractor availability, impairment of goodwill or long-lived assets, increased pension funding requirements due to a decline in pension asset values, impairment of our ability to develop, construct and/or operate electricity delivery facilities, and impairment of our ability to access funds from financial institutions and capital markets.  COVID-19 has been declared a pandemic by the World Health Organization and has spread globally, including throughout the U.S. and Texas. The COVID-19 pandemic has impacted the global economy and communities and supply chains around the world. COVID-19 has also adversely affected conditions in the capital and credit markets at various points and may adversely affect our cost of and access to debt financing in the future. To date, COVID-19 has not had a material adverse impact on our business, supply chain, cash flows, liquidity, financial condition and/or results of operations. We have taken several precautionary and preemptive actions at various points in response to COVID-19 to protect our workforce and critical operations pursuant to our pandemic response plan, and management may implement or rescind precautionary measures as it deems necessary based on the state of the pandemic. We are also actively managing our supply chain and communicating regularly with key vendors and suppliers.

We continue to monitor the COVID-19 pandemic and its impacts and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and suppliers. The extent to which COVID-19 does impact our results will ultimately depend on future developments, which are highly uncertain, and will include emerging information concerning the severity of COVID-19, the duration of the pandemic, and the actions taken by governments and private businesses to attempt to contain COVID-19, including the impact of any potential vaccine and other mandates imposed on our company and businesses involved in our supply chain. Therefore, we cannot predict whether, or to what extent, the COVID-19 pandemic will have a material adverse impact on our business, supply chain, cash flows, liquidity, financial condition and/or results of operations.

Our results of operations and financial condition could be negatively impacted by any development or event beyond our control that causes economic weakness or reduced demand for electricity in the ERCOT market.

We derive substantially all of our revenues from operations in the ERCOT market, which represents approximately 90% of the electricity consumption in the State of Texas. As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market (including due to the ongoing COVID-19 pandemic or significant declines in oil and gas production) could lead to reduced demand for electricity in the ERCOT market.  Such a reduction could lead to slowing growth in our service territory and have a material adverse impact on our results of operations and financial condition. In addition, reduced demand for electricity in high growth areas of our service territory, such as west Texas, could lead to a material decrease in our construction projects and capital expenditure projections.

We operate within the ERCOT market, and significant changes within ERCOT or to the ERCOT market structure could adversely impact our business.

Our business is built around the ERCOT market and, as a result, significant changes within ERCOT or to the ERCOT market structure that impact transmission and distribution utilities, including additional regulatory requirements or oversight, could materially and adversely impact our business, operations, financial condition, results of operations, and/or business prospects.

ERCOT is subject to oversight by the PUCT and the Texas Legislature, and either entity could impose changes to the ERCOT market that could impact us. For example, as a result of the February 2021 Winter Storm, the Texas Legislature in 2021 passed various legislation, signed by the Governor of Texas, affecting the ERCOT market and the electric industry, including authorizing the PUCT to impose fines of up to $1 million per violation per day for failure to meet certain winter weatherization requirements for electricity delivery facilities. In addition, both ERCOT and the PUCT established various projects as a result of the February 2021 Winter Storm that remain ongoing and could impact our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—February 2021 Winter Storm Legislative, Regulatory and Legal Matters” for additional discussion of legislative, regulatory, and legal actions related to the February 2021 Winter Storm. We cannot predict whether, or to what extent, any additional legislation, regulation, or other legal actions resulting from the February 2021 Winter Storm will impact our business.

Our capital deployment program may not be executed as planned, which could adversely impact our reputation, financial condition and results of operations.

There can be no guarantee that the execution of our capital deployment program will be successful, and there can be no assurance that the capital investments we intend to make in connection with our electricity delivery business will meet the current anticipated spend amounts, receive all necessary PUCT or other regulatory approvals required to commence construction, or produce the desired improvements to service and reliability or cost management. Furthermore, there can be no guarantee that our capital investments will ultimately be recoverable through rates. For more information regarding the limitation on recovering the value of investments using rates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Relating to Future Earnings and Results of Operations.”

Texas has been experiencing significant population and business growth in recent years, and our capital expenditure plans include projects to address the expected growth of electricity demand in our service territory, particularly as a result of increased commercial and industrial demand and electrification goals of customers. Projects to construct, upgrade, or maintain transmission and distribution infrastructure are subject to various additional uncertainties, including regulatory approvals, land/easement acquisition (including requirements and constraints relating to eminent domain), labor and contractor availability, supply chain constraints, costs of materials and labor, and forecasts of future electric load needs, and there can be no assurance that any such projects will be completed in a timely manner or at all, or fully meet all customer requirements at all times. Our capital deployment program could also be impacted by weather, natural disasters, emergency events, equipment malfunction or failure, accidents, terrorist attacks, cyber security events, failure of technology platforms, or other events outside of our control. Failure to execute on our capital deployment program as planned could adversely impact our reputation, financial condition, and results of operations.

The litigation environment in which we operate poses a significant risk to our business.

We are involved in the ordinary course of business in a number of lawsuits arising out of our business operations, including as a result of power outages, among other matters. Lawsuits have been filed against various market participants relating to the power outages resulting from the February 2021 Winter Storm, including us, and as a transmission and distribution utility operating during the February 2021 Winter Storm there is a risk we could be named in future lawsuits. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in the State of Texas poses a business risk.

Our revenues are concentrated in a small number of customers and a significant delay or default in payment could adversely affect our cash flows, liquidity, financial condition and/or results of operations.

Our revenues from the distribution of electricity are collected from approximately 95 REPs, as of December 31, 2021, and certain electric cooperatives in our certificated service area, that sell the electricity we distribute to consumers. REPs are generally noninvestment grade. REP subsidiaries of our two largest customers represented 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2021 and 25% and 18% of our total operating revenues for the year ended December 31, 2020.  In addition, we collect network transmission revenues from distribution companies and cooperatives and municipalities.  Currently, the majority of this network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more customers could adversely impact the credit rating of our customers, impair the ability of these customers to pay for our services or could cause them to delay such payments.  We depend on these customers to timely remit these revenues to us.  Delays or defaults in payment from customers could materially and adversely affect our cash flows, liquidity, financial condition and/or results of operations, particularly in the event of any moratoriums on the ability of REPs to disconnect customers for nonpayment or other regulatory actions that impact our receipt of electricity delivery charges owed to us.

We are dependent upon a limited number of suppliers and service providers for certain of our operations. If any of these suppliers or service providers fails to perform on their agreements with us or became unable to perform on expected or acceptable terms, it could disrupt our business and have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations.

We rely on suppliers and service providers to provide us with certain specialized materials and services, including materials and services for power line construction, maintenance and repair, information technology and customer operations. The financial condition of our suppliers and service providers or their ability to perform has been or may be adversely affected by global events, including the COVID-19 pandemic or other health epidemics or pandemics, climate change, severe weather events, natural disasters, global supply chain issues, global demand, wars, terrorist attacks, regulations, or general economic conditions, such as credit risk, inflation, labor availability and cost, and turbulent macroeconomic events. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform on terms acceptable to us, or unexpectedly delay performance or increase the cost of performance, we may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay our construction and improvement projects, increase our costs and/or disrupt our operations, which could negatively impact our business, financial condition, results of operations, cash flows, liquidity, reputation and/or business prospects. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

Our success is dependent on our ability to attract and retain personnel and identify and develop talent for key management or operating roles.

Our future success will depend on our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with many other companies, in and outside our industry, government entities and other organizations. Our workforce strategy to attract, develop, reward and retain a qualified workforce includes a market competitive total reward strategy and talent development and succession planning to retain key talent and build succession strength for future leadership roles. These plans and processes are in place to assure we have the talent to meet our business goals. However, we may not be successful in retaining our current personnel or in hiring or retaining qualified personnel, particularly in certain highly technical or specialized roles, in the future. Our failure to attract new personnel or retain our existing personnel in these areas and other areas could have a material adverse effect on our business.

In addition, approximately 17% of our workforce, as of December 31, 2021, was covered under a collective bargaining agreement that expires in October 2022. Any failure to reach an agreement on a new collective bargaining agreement or an extension of the current agreement could result in strikes, boycotts or other labor disruptions, which could have a material adverse effect on our business, results of operations, cash flows, and/or reputation.

Our revenues and results of operations are seasonal and significantly impacted by weather.

A significant portion of our revenues is derived from rates that we collect from REPs based on the amount of electricity we distribute to electricity customers on behalf of such REPs. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer. Unusual weather patterns, including as a result of climate change or other factors, could significantly impact revenues.

The costs of providing pension benefits and OPEB and related funding requirements may have a material adverse effect on our financial condition, results of operations and cash flows.

We offer certain pension and health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees through pension and OPEB plans. Until October 2016, we were a member of the same controlled group (within the meaning of ERISA) as Vistra and we have contractual liabilities related to a Vistra defined benefit pension plan. We also maintain an OPEB plan to cover eligible retirees of Oncor and EFH Corp./Vistra whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of EFH Corp./Vistra.

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

PURA provides for our recovery of pension and OPEB costs related to our active and retired employees as well as certain EFH Corp./Vistra active and retired employees for periods prior to the January 1, 2002 deregulation and disaggregation of EFH Corp.’s electric utility businesses, and we are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts in these regulatory assets are ultimately subject to regulatory approval, and disallowance of any of these regulatory assets could have an adverse effect on our financial condition, results of operations and/or cash flows. At December 31, 2021 and 2020, we had recorded net regulatory assets totaling $581 million and $966 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

See Note 9 to Financial Statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Defined Benefit Pension Plans and OPEB Plans” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Pension and OPEB Plans Funding” for further information regarding pension and OPEB funding.

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

The electricity we transmit and distribute to REPs, electricity distribution companies, cooperatives and municipalities is obtained by these entities from electricity generation facilities, and if electricity generation is disrupted or if power generation capacity is inadequate, our electricity delivery services may be diminished or interrupted, which could have an adverse impact on our results of operations, financial condition, and cash flows. We do not own any generation facilities (although we do lease certain mobile generation assets as permitted by a new law enacted after the February 2021 Winter Storm to assist in power restoration after certain widespread power outages), and we are subject to ERCOT directives with respect to the flow of power on the electric grid. In the event of extreme weather or other emergency events that impact power availability within ERCOT, ERCOT could require us to reduce demand on the grid. If we are required by ERCOT to institute outages, it could negatively impact our reputation, our revenues from transmission and distribution services may be diminished or interrupted, and our results of operations, financial condition and cash flows may be materially and adversely affected.

Non-wires alternatives and other technologies or actions that decrease demand or consumption of electricity delivered by us may significantly adversely impact our business, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.

The electric industry is undergoing significant technological change, particularly regarding development and availability of non-traditional transmission and distribution solutions, or non-wires alternatives, such as distributed generation, energy storage, energy efficiency, demand response, and grid software and controls. Research and development activities are ongoing to improve existing and alternative technologies and services to produce and store electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices and batteries.  It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants and/or transmission and distribution assets.  Such changes in technology, as well as public perception of non-wires alternatives and legislation or regulations relating to non-wires alternatives, could also alter the channels through which retail customers buy and receive electricity. This could reduce the amount of electricity delivery usage and demand on our system as well as make investments in traditional and distribution infrastructure less desirable. In addition, we may be prohibited from investing, owning or participating in certain non-traditional transmission and distribution solutions as a result of governmental regulations. To the extent non-wires alternatives controlled by entities other than Oncor (including behind the meter alternatives and private use networks) become a more cost-effective or otherwise preferred option for certain customers, our revenues, financial condition, results of operations, cash flows, capital expenditures, and business prospects could be materially adversely impacted.

Also, electricity demand and usage could be reduced by advances in technology that lower the demand for electricity, governmental actions to require or incentivize reductions in electricity consumption, and other conservation efforts, which, absent regulatory changes related to how Oncor recovers investments in rates, could likewise significantly reduce our ability to timely recover the cost of our investment and earn a reasonable return on our electricity delivery facilities.  Effective energy conservation by our customers could result in significantly reduced electricity demand and usage, or significantly slow the growth in demand and usage.  Such a reduction, absent regulatory changes related to how Oncor recovers investments in rates, could materially adversely impact our revenues, financial condition, results of operations and cash flows.

Goodwill that we have recorded is subject to at least annual impairment evaluations, and as a result, we could be required to write off some or all of this goodwill, which may adversely impact our financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed for impairment annually, or more frequently if certain conditions exist. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which may adversely impact our reported results of operations and financial condition. See Note 1 to Financial Statements for more information about our goodwill impairment assessment and testing.

Risks Related to Financial and Market Matters

Adverse actions with respect to our credit ratings could negatively affect our ability to access capital.

Our access to capital markets and our cost of debt could be directly affected by changes in our credit ratings. Any adverse action with respect to our credit ratings could generally cause debt issuance and borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our Credit Facility also provides that interest rates charged for borrowings may be adjusted based on our credit ratings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial, and Cross-Default Covenants” for more information on material credit rating covenants in our Credit Facility.

Our credit ratings are currently higher than those of Sempra, our majority indirect equity owner. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could decline. Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to activities involving financing and liability management activities by our indirect majority equity owner. In the event any such adverse action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent base rate review or subsequent rate reviews.

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

Because our operations are capital intensive, we expect to rely over the long term on access to financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows or our Credit Facility and CP Program. It is likely we will incur additional debt in connection with our large capital expenditure plan, which calls for significant investments in transmission and distribution infrastructure. Our ability to access the capital, credit, or commercial paper markets may be severely restricted due to market conditions at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by changes in general interest rates. Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our PUCT-approved cost of debt determined in our most recent base rate review or subsequent rate reviews. Accordingly, there can be no assurance that the capital, credit, and commercial paper markets will continue to be a reliable or acceptable source of short-term or long-term financing for us. Fluctuations in actual market returns as well as changes in general interest rates may also result in increased or decreased benefit costs in future periods. Additionally, disruptions in the capital, credit, and commercial paper markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage or slowing growth in our service territory, which could have a negative impact on our revenues, financial condition or results of operations, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

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

See Note 1 to Financial Statements and “Items 1. and 2. Business and Properties—Ring-Fencing Measures” for additional information on our ring-fencing measures.

In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.

Our operations are capital intensive. We expect to rely on access to financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows or our Credit Facility and CP Program. We have also, from time to time, received capital contributions from our members and could seek member capital contributions in the future to address capital needs. However, our Limited Liability Company Agreement provides that no member may be required to make any additional capital contributions to us.

The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in parts of 2020 as a result of the COVID-19 pandemic, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates. Our access to the capital, credit, and commercial paper markets and our Credit Facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

•changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•economic weakness in the ERCOT market;

•changes in interest rates;

•a deterioration of our credit or a reduction in our credit ratings;

•a deterioration of the credit or insolvency or financial distress of one or more lenders under our Credit Facility that affects the ability of the lender(s) to make loans to us;

•a deterioration of the credit of Sempra or its affiliates (other than the Oncor Ring-Fenced Entities) or a reduction in the credit ratings of Sempra or such affiliates that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from Sempra and such affiliates;

•a material breakdown in our risk management procedures; and

•changes that restrict our ability to access our Credit Facility.

We are also subject to certain limitations on our ability to incur indebtedness. We are required to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Currently, our authorized regulatory capital structure set by the PUCT is 57.5% debt to 42.5% equity. At December 31, 2021, our regulatory capital structure was 53.1% debt to 46.9% equity. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure and we are able to issue future long-term debt only to the extent that such issuance would not cause our capital structure to exceed the authorized regulatory debt-to-equity ratio. In addition, certain of our debt agreements contain debt-to-capital ratio covenants that effectively limit our ability to incur indebtedness in the future. At December 31, 2021, we were in compliance with these covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial, and Cross-Default Covenants” for more information on these covenants. Also, because our Credit Facility provides liquidity support to our CP Program, we treat CP Notes outstanding as a reduction to the available borrowing capacity. See Note 5 to Financial Statements for further information regarding our Credit Facility and CP Program.

Our variable rate debt currently uses LIBOR or SOFR as a benchmark for establishing interest rates. The phase out of LIBOR could affect interest rates under our variable rate debt as well as the overall interest rate environment, and the future performance of SOFR may be more volatile than LIBOR and cannot be predicted based on the limited historical performance of SOFR.

In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The administrator that publishes LIBOR further indicated that the expected cessation date for submission and publication of rates for certain tenors of U.S. dollar LIBOR would be extended until June 30, 2023. However, it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted.  Our Credit Facility uses U.S. dollar LIBOR as a benchmark for establishing interest rates and provides for an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR.

In the U.S., the Alternative Reference Rates Committee, convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has selected SOFR as its recommended alternative to U.S. dollar LIBOR. However, the composition and characteristics of SOFR are not the same as those of LIBOR. As a result, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time. A successor benchmark rate, including SOFR in the case of U.S. dollar LIBOR, could be higher or more volatile than LIBOR prior to its discontinuance, which could negatively impact the cost of our variable rate debt, impact our ability to refinance some or all of our existing variable rate debt, influence the valuation of any derivative contracts or otherwise have a material adverse impact on our business, financial condition and results of operations. SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot be predicted based on hypothetical or limited historical performance data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. In addition, the administrator of SOFR may make methodological or other changes that could change the value of SOFR. Uncertainty as to SOFR or changes to SOFR will affect the interest rate of our financial instruments linked to SOFR, including the term loan credit agreement we entered into in January 2022.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2021, 80.25% of our outstanding membership interests were held by Oncor Holdings and 19.75% were held by Texas Transmission. For information on beneficial ownership of our membership interests, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters.” None of the membership interests are publicly traded, and none were issued by Oncor in 2021.

See Note 8 to Financial Statements for a description of cash contributions and distributions between us and our members.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2021 and 2020 should be read in conjunction with our audited consolidated financial statements and the notes to those statements as well as “Item 1A. Risk Factors.”

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company. We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests. We are managed as an integrated business; consequently, there is only one reportable segment.

Our consolidated financial statements include the results of our wholly owned indirect subsidiary, NTU, which we acquired as part of the InfraREIT Acquisition that closed on May 16, 2019. NTU is a regulated utility that primarily provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas.

Ring-Fencing Measures

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities, Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), and any other entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of Disinterested Directors. As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings. We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or

Oncor Holdings. For more information on the ring-fencing measures, see “Items 1. and 2. Business and Properties—Ring-Fencing Measures.”

Significant Activities and Events

February 2021 Winter Storm — In February 2021, ERCOT required electric distribution utilities, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand due to extreme winter weather. As a result of the load shedding events and state-wide power outages, various legislative, regulatory, and legal proceedings and investigations have been initiated and could be initiated in the future related to the specific event and the ERCOT market in general. The February 2021 Winter Storm also resulted in various financial challenges in the ERCOT market, and certain customers of ours have filed for bankruptcy protection. At December 31, 2021, we had accrued $9 million in a regulatory asset relating to amounts deemed uncollectible from REPs following the winter storm. The extent to which events related to the February 2021 Winter Storm will impact our results will ultimately depend on future developments, which are highly uncertain, including any legislative, regulatory, legal, or customer actions related to the February 2021 Winter Storm. See “—Regulation and Rates—February 2021 Winter Storm Legislative, Regulatory and Legal Matters” below for further discussion of legislative, regulatory, and legal proceedings related to the February 2021 Winter Storm.

COVID-19 Pandemic — COVID-19 was declared a pandemic by the World Health Organization in March 2020, and since then has significantly impacted the global economy, communities, and supply chains around the world. As a critical infrastructure provider of electricity delivery services, our operations have continued throughout the pandemic. At the start of the pandemic in 2020, we implemented our pandemic response plan and since then have taken various actions under that plan as management deemed necessary to protect our workforce and critical operations. To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations. However, we face various risks and uncertainties related to the COVID-19 pandemic and cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our business, financial condition, or results of operations in the future. The extent to which the COVID-19 pandemic does impact our results will ultimately depend on future developments, which are highly uncertain, including if circumstances related to the pandemic worsen, the severity and spread of COVID-19 and its variants, the duration of the pandemic and governmental actions to address the pandemic or mitigate its economic, public health and other impacts. We continue to actively monitor the pandemic and governmental requirements, and management may implement or rescind precautionary measures as it deems necessary based on the state of the pandemic. For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors—Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic and its variants.”

The PUCT has authorized transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. As a result, we are recording the incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. At December 31, 2021, the balance of this regulatory asset was $35 million. We expect COVID-19 pandemic related costs, including costs related to our pandemic response plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures deferred as a regulatory asset could continue to increase. For more information on recovery of regulatory assets and liabilities, see Note 1 to Financial Statements.

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

Long-Term Debt-Related Activities — In January 2021, we entered into an unsecured $300 million term loan credit agreement (January 2021 Term Loan Credit Agreement), and through borrowings in January 2021 and February 2021 borrowed $300 million aggregate principal amount under the agreement. In March 2021, we entered into an unsecured $450 million term loan credit agreement (March 2021 Term Loan Credit Agreement), and through borrowings in March 2021, April 2021 and May 2021 borrowed $450 million aggregate principal amount under the agreement. In June 2021, we entered into an unsecured $540 million term loan credit agreement (June 2021 Term Loan Credit Agreement), and through borrowings in June 2021 and July 2021 borrowed $540 million aggregate principal amount under the agreement. In November 2021, we issued $300 million aggregate principal amount of 2.75% Senior Secured Notes due May 15, 2030 (2030 Notes) and $500 million aggregate principal amount of 2.70% Senior Secured Notes due November 15, 2051 (2051 Notes). The 2030 Notes constitute an additional issuance of our 2.75% Senior Secured Notes due May 15, 2030 (initial 2030 Notes), $400 million of which we previously issued on March 20, 2020.

Repayments of long-term debt consisted of (i) $300 million aggregate principal amount borrowed under the January 2021 Term Loan Credit Agreement, (ii) $450 million aggregate principal amount borrowed under the March 2021 Term Loan Credit Agreement, and (iii) $540 million aggregate principal amount borrowed under the June 2021 Term Loan Credit Agreement. As a result of those repayments, the January 2021 Term Loan Credit Agreement, March 2021 Term Loan Credit Agreement and June 2021 Term Loan Credit Agreement are no longer in effect. See “—Financial Condition—Liquidity and Capital Resources—Long-Term Debt Activity in 2021” below and Note 6 to Financial Statements for further discussion of long-term debt-related activity in the year ended December 31, 2021.

Credit Facility — In November 2021, we entered into the $2.0 billion unsecured revolving Credit Facility that includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives, which replaced our previous unsecured $2.0 billion revolving credit facility. See Note 6 to Financial Statements for information.

Joint Project with LP&L — Oncor completed an approximately $370 million joint project with LP&L in 2021. The project involved the build out of approximately 175 miles of transmission lines and associated station work in Lubbock and the surrounding Texas panhandle areas to join the City of Lubbock to the ERCOT market, with the resulting assets split between Oncor and LP&L. Oncor constructed the facilities, and LP&L reimbursed Oncor and received title for its portion of the assets. Oncor’s expenditures through the joint project completion date (minus amounts reimbursed by LP&L) totaled $187 million. For more information on the joint project with LP&L, see Note 3 to Financial Statements.

Matters with the PUCT — In May 2021, we filed an application with the PUCT requesting to extend our base rate review filing deadline, and in July 2021, the PUCT approved an order granting the extension. As a result, our next base rate review must be filed on or before June 1, 2022. See Note 2 to Financial Statements for a discussion of other significant PUCT matters.

KEY FACTORS RELATING TO FUTURE EARNINGS AND RESULTS OF OPERATIONS

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

Revenue and Rates

The rates we charge for our electricity delivery services are set pursuant to tariffs approved by the PUCT and certain cities and, in the case of transmission service related to limited interconnections to other markets, the FERC. We are required to file base rate reviews in accordance with PUCT rules, and our last base rate review resulted in rates that went into effect in November 2017. Our next base rate review is required to be filed on or before June 1, 2022. We are also eligible to file certain capital trackers that enable more timely recovery of transmission and distribution investments through regulated rates. The rate-setting and cost-recovery process is intended to provide revenues to recover the cost of providing electricity delivery service and a return on and recovery of our investment in rate base assets and liabilities. As a result, management closely monitors our regulatory rate base and the capital expenditure budget which historically has increased our rate base. Our capital expenditure projections through 2026 are largely tied to the expected population growth in our service territory and related increases in residential, commercial and industrial premises, as well as generation interconnections and measures to maintain reliability on the system. Except in certain instances, we are required to file an earnings report annually with the PUCT that includes our calculated regulatory rate base at the end of the previous calendar year. Our calculated regulatory rate base as reported in these filings as of each of December 31, 2020 and 2019 was $17.2 billion and $15.5 billion, respectively. As calculated on a similar basis, our regulatory rate base at December 31, 2021 was $18.9 billion. The investments included in such regulatory rate base calculation since our last base rate review are subject to PUCT review in our next base rate review.

The amounts we earn, particularly with respect to retail delivery services, are heavily impacted by the amount of electricity we deliver. Management monitors various consumption drivers that could impact electricity deliveries or demand on our system. Such drivers include weather (discussed in more detail below), population and business growth, number of end use customers, and average customer usage and demand. In recent years Texas has seen increasing population and business growth, and we have experienced an increase in electricity consumption as a result. For the year ended December 31, 2021, the number of premises (electric points of delivery) increased by 1.9% as compared to the year ended December 31, 2020. We expect the growth in the communities we serve to continue as Texas continues to grow.

Weather is a significant driver of consumption and as a result distribution base revenues, as electricity consumption is generally higher due to increased heating and cooling needs. As a result, management closely monitors weather and its potential impact on our financial performance. However, the exact amount of revenue variation due to weather is difficult to measure due to the number of factors that contribute to revenues.  As our transmission and distribution system grows and weather variations potentially become more extreme, we cannot predict how much the variation to our distribution base revenue due to weather in any one year could be in the future. See “—Results of Operations” below for a discussion of distribution base revenues and revenues contributing to earnings.

Regulation and Cost Recovery

Our business is subject to complex governmental regulations and legislation, which has materially impacted our business in the past and could materially impact our business in the future. In addition, public perception regarding us, our industry and our business priorities could influence regulations, administrative actions and legislation. Our rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated test year, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of our costs, including costs included in a regulatory asset reported on the balance sheet to have been prudently incurred and therefore fully recoverable. The approved levels of recovery could be significantly less than our requested levels. There can also be no assurance that the PUCT will approve other items proposed by us in any rate proceeding. There is also no assurance that the historical test year regulatory process in which rates are determined will result in rates that will produce full recovery of our actual post-test year costs and/or the return on invested capital allowed by the PUCT.

In addition, we are subject to mandatory service quality and reliability standards by regulators. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject us to penalties that could have a material effect on our business and reputation. See “Item 1A. Risk Factors—We are subject to mandatory service quality and reliability standards. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.”

See “—Regulation and Rates” below for further information on legislative and regulatory matters.

Capital Availability and Cost

Our business is capital intensive and we expect to rely over the long term on access to financial markets as a significant source of funding. Our access to capital markets and cost of debt could be directly affected by our credit ratings and financial market conditions. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently higher than those of Sempra. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could decline. We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements. See “Item 1A. Risk Factors—Adverse actions with respect to our credit ratings could negatively affect our ability to access capital” and “Item 1A. Risk Factors—In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.”

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

Cyber Security and Infrastructure Protection Risk

A breach of our cyber/data or physical security measures that impairs our technology infrastructure or transmission and distribution infrastructure could disrupt normal business operations, affect our ability to control our transmission and distribution system, expose us to material regulatory claims and limit communication with third parties. Any loss of control of our critical infrastructure, disruption of our technology platforms, or loss of confidential or proprietary data through a cyber security breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, expose us to significant remediation costs, impair our ability to execute on business strategies and/or materially adversely impact our results of operations, financial condition, liquidity and/or cash flows. If third parties in our supply chain experience cyber attacks, the services they provide us could be disrupted. This disruption could interfere with our ability to perform our obligations to others, which could negatively affect our financial condition and reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm. We participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques. While we are not aware of any material breaches to date, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms.

Significant Storms and Other Emergency Events

Significant storms and other emergency events that cause extensive damage on our system or affect electric capacity in the ERCOT market could result in unexpected challenges, including negative public perception, disruptions in our ability to provide electricity delivery services, regulatory and legislative actions, and increased maintenance or capital expenditures. For example, see “—Regulation and Rates—February 2021 Winter Storm Legislative, Regulatory and Legal Matters” for a discussion of the February 2021 Winter Storm. Storm recovery costs are generally recorded as a regulatory asset and our ability to recover those regulatory assets in rates is subject to PUCT review and approval. Similarly, emergency events that broadly affect our service territory also could pose challenges and have an impact on our business. The COVID-19 pandemic, for instance, has had a significant global impact, and while we have not been materially adversely impacted to date, we cannot predict whether, or to what extent the COVID-19 pandemic will affect us in the future, particularly if circumstances related to the pandemic worsen or continue for an extended period of time. See “Item 1A. Risk Factors—Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic and its variants.”

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are discussed in Note 1 to Financial Statements. We prepare our financial statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting estimates that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

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

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement, as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our income tax returns, as well as the STH Texas margin tax returns in which we are consolidated, are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination. There were no significant changes in estimates or assumptions in the accounting for the effects of income taxes during 2021.

Amounts payable to and receivable from our members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.

See Notes 1 and 4 to Financial Statements for additional information.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with GAAP related to the effect of certain types of regulation. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. During 2021 and 2020, we recorded regulatory assets for unrecovered expenses related to COVID-19 that are subject to regulatory review. At December 31, 2021, the balance of this regulatory asset was $35 million. Regulatory decisions can have an impact on the rate earned on invested capital and the timing and amount of the recovery of assets and other costs through rates. See Note 2 to Financial Statements for more information regarding regulatory assets and liabilities.

Impairment of Long-Lived Assets and Goodwill

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation of our goodwill and other long-lived assets for which uncertainty exists regarding the recoverability of the carrying value of such assets involves the assessment of future cash flows and external market conditions and other subjective factors that could impact the estimation of future cash flows including, but not limited to, the amount and timing of future cash flows, future growth rates and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge in the event regulatory recovery is not allowed.

We also evaluate goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

For our annual goodwill impairment testing, we have the option to first make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying amount before applying the quantitative goodwill impairment test. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and our overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our enterprise fair value is less than our enterprise carrying amount, then we perform a quantitative goodwill impairment test. If, after performing the quantitative goodwill impairment test, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of carrying amount over fair value, not to exceed the carrying amount of goodwill.

In each of 2021 and 2020, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value. As a result, no additional testing for impairment was required and no impairments were recognized.

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2021 and 2020.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of EFH Corp. and Vistra whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of EFH Corp.’s electric utility business in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 9 to Financial Statements. We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Accordingly, we recognize (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA. Net regulatory assets related to our pension and OPEB costs decreased $385 million during 2021. Amounts deferred are ultimately subject to regulatory approval.

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

See Note 9 to Financial Statements regarding other disclosures related to obligations of our pension and OPEB plans.

RESULTS OF OPERATIONS

Operating Data

	Year Ended December 31,
	2021	2020	2019
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	44,059	44,628	45,340
Commercial, industrial, small business and other	90,998	86,529	88,038
Total electric energy volumes	135,057	131,157	133,378
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	78.5	79.4	84.1
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	1.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	61.8	63.5	67.2
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,832	3,762	3,685

	Year Ended December 31,
	2021	2020	2019
Operating revenues:
Revenues contributing to earnings:
Distribution base revenues (b)	$2,217	$2,156	$2,143
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	879	803	681
Billed to REPs serving Oncor distribution customers, through TCRF	479	446	391
Total transmission base revenues	1,358	1,249	1,072
Other miscellaneous revenues	104	87	77
Total revenues contributing to earnings	3,679	3,492	3,292

Revenues collected for pass-through expenses:
TCRF - third-party wholesale transmission service	1,039	975	1,005
EECRF	46	44	50
Total revenues collected for pass-through expenses	1,085	1,019	1,055

Total operating revenues	$4,764	$4,511	$4,347

________________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. Each of these results excludes outages during significant storm events, including the February 2021 Winter Storm.

(b)In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

Financial Results ─ Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total operating revenues increased $253 million, or 6%, to $4.764 billion in 2021. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $187 million to $3.679 billion in 2021. The change reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT. The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate review to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues increased $61 million in 2021. The increase in distribution base rate revenues primarily reflects:

o$59 million increase due to the effects of the DCRF rate increases (net of $13 million recorded in 2021 due to an out-of-period adjustment related to the previous over-recovery of amortization expense), and

o$23 million increase due to growth in points of delivery,

  partially offset by

o$21 million decrease primarily due to lower residential consumption (net of weather impacts).

See the DCRF Filings Table below for a listing of annual DCRF filings impacting revenues for 2021 and 2020, as well as filings anticipated to impact revenues for the year ending December 31, 2022.

DCRF Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact
51996	April 2021	September 2021	$88
50734	April 2020	September 2020	$70
49427	April 2019	September 2019	$25

•An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues increased $109 million in 2021. The increase in TCOS revenues was due to the effects of the TCOS updates to reflect increases in invested capital.

See the TCOS Filings Table below for a listing of TCOS filings and anticipated impacts on revenues for 2021 and 2020, as well as filings anticipated to impact revenues for the year ending December 31, 2022.

TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
53145 (a)	January 2022	March 2022	$27	$17	$10
52352	July 2021	September 2021	$48	$31	$17
51767	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15
50490	January 2020	March 2020	$32	$21	$11
49793	July 2019	September 2019	$33	$21	$12

____________

(a)Pending PUCT approval.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $17 million in 2021. The increase was due to a higher annual energy efficiency program performance bonus in 2021.

Revenues collected for pass-through expenses increased $66 million to $1.085 billion in 2021. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $64 million in 2021 due to an increase in third-party wholesale transmission service provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense. At December 31, 2021, $7 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements). PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of TCRF filings impacting cash flows for 2021 and 2020, as well as filings anticipated to impact cash flows for the year ending December 31, 2022.

TCRF Filings Table

PUCT Docket No.	Filed	Effective	Billing Impact for Period Effective Increase (Decrease)
52898	November 2021	March 2022 - August 2022	$(61)
52175	May 2021	September 2021 - February 2022	$149
51560	November 2020	March 2021 - August 2021	$(87)
50883	May 2020	September 2020 - February 2021	$81
50300	December 2019	March 2020 - August 2020	$(72)
49593	May 2019	September 2019 - February 2020	$192

•An Increase in EECRF — EECRF revenues increased $2 million in 2021 and were offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of EECRF filings impacting revenues for 2021 and 2020, as well as filings that will impact revenues for the year ending December 31, 2022.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery and Other
52178	May 2021	March 2022	$1.27	$49	$31	$3
50886	May 2020	March 2021	$1.03	$53	$14	$(2)
49594	May 2019	March 2020	$0.89	$50	$9	$(3)
48421	June 2018	March 2019	$0.91	$50	$7	$-

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $64 million to $1.039 billion in 2021. The increase is due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $58 million to $983 million in 2021. The increase includes $41 million in higher labor and contractor related costs and $17 million in higher other costs including insurance, legal, materials, transportation and energy efficiency program costs. In general, increases in operation and maintenance expense are driven by increases in investment in property, plant and equipment. Inflation, particularly increases in the costs of materials we purchase and the cost of labor, as well as labor availability, contributed to increased operating and maintenance costs for our investments, and we expect to continue to experience higher costs related to labor and materials in the near term.

Depreciation and amortization increased $34 million to $820 million in 2021. The increase is attributable to ongoing investments in property, plant and equipment, partially offset by a $22 million out-of-period adjustment during 2021 related to over-accrual of amortization expense associated with intangible assets no longer in service.

Provision in lieu of income taxes increased $17 million to $153 million (including a $12 million benefit related to nonoperating income) in 2021 compared to $136 million (including a $12 million benefit related to nonoperating income) in 2020.

The effective income tax rate was 16.6% and 16.0% for the 2021 and 2020 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased 17 million to $555 million in 2021. The increase is primarily due to a $19 million increase in property taxes attributable to ongoing investments in property, plant and equipment.

Other deduction and (income) - net was $2 million favorable in 2021 compared to 2020. The variance was primarily due to a $4 million favorable change in the value of certain compensation plan trust assets in 2021, partially offset by $3 million in higher professional service fees. See Note 11 to Financial Statements for more information.

Interest expense and related charges increased $8 million to $413 million in 2021. The increase is primarily due to higher average borrowings and lower average capitalized interest, partially offset by lower average interest rates on the borrowings.

Net income increased $57 million to $770 million in 2021. The increase was driven by increases in revenues contributing to earnings primarily from updates to base transmission and distribution rates to reflect increases in invested capital and customer growth and higher other miscellaneous revenues due to a higher annual energy efficiency program performance bonus recognized in 2021, partially offset by increases in operation and maintenance expense and costs associated with additional investment (primarily depreciation, property taxes and borrowing costs).

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes. The hedges were terminated in March 2020 upon the issuance of the initial 2030 Notes and 3.70% Senior Secured Notes due May 15, 2050, and a $29 million ($23 million after-tax) loss was reported in other comprehensive income. We expect approximately $3 million of the amount reported in accumulated other comprehensive loss at December 31, 2021 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Cash provided by operating activities totaled $1.658 billion and $1.525 billion in 2021 and 2020, respectively. The $133 million net increase is primarily the result of a $113 million decrease in employee benefit plan funding, an $82 million increase in transmission and distribution receipts, a $25 million net decrease in income tax payments and a $20 million decrease in net payments related to our COVID-19 pandemic response plan and the COVID-19 Electricity Relief Program implemented by the PUCT from March through September 2020, partially offset by a $77 million increase in storm-related costs and a $32 million increase in purchases of materials and supplies.

Depreciation and amortization expense reported in operating activities in the statements of consolidated cash flows was $81 million and $80 million more than the amounts reported in the statements of consolidated income in 2021 and 2020, respectively. The differences are due to certain regulatory asset amortizations being reported as operation and maintenance expense in the statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $802 million and $1.048 billion in 2021 and 2020, respectively. The $246 million net decrease is primarily the result of a $483 million increase in distributions to our members, an $83 million decrease in capital contributions from our members, partially offset by a $320 million net increase in debt financing activity. For more information, see Notes 5 and 6 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 8 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $2.433 billion and $2.550 billion in 2021 and 2020, respectively. The $117 million net decrease is primarily due to a $62 million increase in net reimbursement from third party in the LP&L joint project and a $43 million decrease in capital expenditures.

Long-Term Debt Activity in 2021

Long-Term Unsecured Term Loan Credit Agreements — In January 2021, we entered into the January 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $300 million. The January 2021 Term Loan Credit Agreement had a maturity date of February 28, 2022. Under the January 2021 Term Loan Credit Agreement, we borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bore interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of the lender, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1.00%). On November 16, 2021, we repaid the $300 million aggregate principal amount borrowed under the January 2021 Term Loan Credit Agreement, and as a result the January 2021 Term Loan Credit Agreement is no longer in effect.

In March 2021, we entered into the March 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $450 million. The March 2021 Term Loan Credit Agreement had a maturity date of May 17, 2022. Under the March 2021 Term Loan Credit Agreement, we borrowed $170 million on March 31, 2021, $105 million on April 30, 2021 and $175 million on May 14, 2021. The proceeds from each borrowing were used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bore interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1.00%). On November 16, 2021, we repaid the $450 million aggregate principal amount borrowed under the March 2021 Term Loan Credit Agreement, and as a result the March 2021 Term Loan Credit Agreement is no longer in effect.

In June 2021, we entered into the June 2021 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $540 million. The June 2021 Term Loan Credit Agreement had a maturity date of August 15, 2022. Under the June 2021 Term Loan Credit Agreement, we borrowed $20 million on June 29, 2021 and $520 million on July 28, 2021. The proceeds from each borrowing were used for general corporate purposes. Loans under the June 2021 Term Loan Credit Agreement bore interest at per annum rates equal to, at our option, (i) LIBOR plus 0.60%, or (ii) an alternate base rate (the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 0.50%, and

(3) daily 1-month LIBOR plus 1.00%). On November 16, 2021, we repaid $50 million principal amount and on December 9, 2021, we repaid the remaining $490 million principal amount borrowed under the June 2021 Term Loan Credit Agreement, and as a result the June 2021 Term Loan Credit Agreement is no longer in effect.

Sales of Senior Secured Notes — In November 2021, we issued $300 million aggregate principal amount of 2030 Notes and $500 million aggregate principal amount of 2051 Notes. The 2030 Notes constitute an additional issuance of our 2.75% Senior Secured Notes due 2030, $400 million of which we previously issued in March 2020 and are currently outstanding. As a result of this additional issuance, at December 31, 2021, the aggregate principal amount of 2030 notes outstanding was $700 million. We used the proceeds from the issuance of the 2030 Notes issued in November 2021 and the 2051 Notes for general corporate purposes, including the repayment of the full amounts outstanding under the January 2021 Term Loan Credit Agreement and the March 2021 Term Loan Credit Agreement, as well as a portion of the amount outstanding under the June 2021 Term Loan Credit Agreement.

See Note 6 to Financial Statements for more information regarding the 2021 long-term debt issuances and long-term debt repayments.

Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure of 57.5% debt to 42.5% equity, as we are able to issue future long-term debt only to the extent that such issuance would not cause us to exceed the authorized regulatory debt-to-equity ratio. For more information on our regulatory capital structure, see “—Capitalization and Return on Equity” below.

Short-Term Debt Activity in 2021

Credit Facility — In November 2021, we entered into the $2.0 billion unsecured revolving Credit Facility that includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility may be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program. The Credit Facility has a maturity date of November 9, 2026. The terms of the $2.0 billion unsecured revolving Credit Facility include the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of $400 million in $100 million increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Borrowings under the Credit Facility are classified as short-term on the balance sheet. At December 31, 2021, we had no outstanding borrowings under the Credit Facility, $215 million of CP Notes outstanding and $8 million of outstanding letters of credit. Concurrently with us entering into the Credit Facility, we terminated our prior $2.0 billion unsecured revolving credit facility.

Because the CP Program is supported by our Credit Facility, any CP Notes outstanding effectively reduce the available borrowing capacity under our Credit Facility. Considering CP Notes, letters of credit outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $1.777 billion at December 31, 2021 and available borrowing capacity under our prior credit facility totaled $1.921 billion at December 31, 2020.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “—Credit Rating Provisions and Material Debt Covenants” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility. See Note 5 to Financial Statements for additional information regarding the Credit Facility.

CP Program — As discussed in Note 5 to Financial Statements, we established the CP Program in March 2018, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement. Under the CP Program, we issue CP Notes from time to time, and the proceeds of CP Notes are used for working capital and general corporate purposes. We had $215 million of

CP Notes outstanding under the CP Program at December 31, 2021 and $70 million of CP Notes outstanding under the CP Program at December 31, 2020.

The CP Program obtains liquidity support from our Credit Facility. We may utilize either the CP Program or the Credit Facility at our option for funding. See Note 5 to Financial Statements for additional information regarding the CP Program.

Long-Term Debt-Related Activity in 2022

January 2022 Term Loan Credit Agreement — On January 28, 2022, we entered into an unsecured $1.3 billion term loan credit agreement (January 2022 Term Loan Credit Agreement). The January 2022 Term Loan Credit Agreement matures on April 29, 2023.  The January 2022 Term Loan Credit Agreement provides that we can borrow up to the full amount in up to four borrowings, at our option, at any time before April 28, 2022. We intend to use the proceeds from any borrowing under the January 2022 Term Loan Credit Agreement for working capital and other general corporate purposes.

On January 28, 2022, we borrowed $400 million under the January 2022 Term Loan Credit Agreement, the proceeds of which were used for general corporate purposes, including to repay outstanding CP Notes. On February 23, 2022, we submitted an irrevocable notice under the January 2022 Term Loan Credit Agreement for a $600 million borrowing to be made on February 28, 2022. We intend to use the proceeds from the February 2022 borrowing for general corporate purposes, including to repay outstanding CP Notes and redeem on March 1, 2022, $400 million aggregate principal amount outstanding of our 4.10% Senior Secured Notes due 2022 (the 2022 Notes), plus accrued and unpaid interest.  Following the February 2022 borrowing, $300 million will be available for borrowing under the January 2022 Term Loan Credit Agreement.

Loans under the January 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus an adjustment of 0.10% (SOFR Adjustment)) plus a spread of 0.575%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.575%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1%.

The January 2022 Term Loan Credit Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions; and investments in subsidiaries.  The January 2022 Term Loan Credit Agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

2022 Notes Redemption — On January 28, 2022, the trustee under the indenture governing the 2022 Notes delivered a notice of redemption on our behalf to the holders of our outstanding 2022 Notes. The 2022 Notes mature on June 1, 2022. The notice provides that we will redeem $400 million aggregate principal amount outstanding of the 2022 Notes. The redemption date will be March 1, 2022 and the redemption price will be equal to 100% of the principal amount of the 2022 Notes, plus accrued interest to, but not including, the redemption date. Upon the redemption of the 2022 Notes, none of the 2022 Notes will remain outstanding.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — We expect capital expenditures to total approximately $2.8 billion to $3.0 billion in 2022. Management also currently expects to recommend to our board of directors capital expenditures of $3.0 billion to $3.1 billion in each of the years 2023 through 2026, for a total of approximately $15.0 billion in the five-year period 2022 through 2026 based on the long-term plan presented to our board of directors.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation.

In connection with the PUCT approval of the Sempra Acquisition, we committed to making a minimum of $7.5 billion in capital expenditures over the period from January 1, 2018 to December 31, 2022. Our capital expenditures from January 1, 2018 to December 31, 2021 totaled $8.9 billion.

Long-Term Debt Maturities and Interest — As of December 31, 2021, our obligations related to long-term debt and related interest payments are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal	$882	$-	$500	$974	$38	$7,733	$10,127
Interest	406	375	367	352	340	4,630	6,470
Total	$1,288	$375	$867	$1,326	$378	$12,363	$16,597

See Note 6 to Financial Statements for more information regarding long-term debt.

Pension and OPEB Plans Funding — Our funding for the pension and OPEB Plans for the calendar year 2022 is expected to total $5 million and $35 million, respectively. Based on the funded status of the pension plans at December 31, 2021, and the latest actuarial projections after taking into account certain pension funding adjustments we made as permitted by the CARES Act, our aggregate pension and OPEB Plans funding is expected to total approximately $267 million in the five-year period 2022 to 2026. In 2021, we made cash contributions to the pension and OPEB Plans of $21 million and $35 million, respectively. See Note 9 to Financial Statements for additional information regarding pension and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 7 to Financial Statements for information regarding leases. Purchase obligations under outsourcing agreements total $162 million over the next 5 years. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.”

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes and borrow under our Credit Facility. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the Credit Facility. Unrestricted cash and cash equivalents totaled $11 million and $27 million at December 31, 2021 and 2020, respectively. Considering any CP Notes and letters of credit outstanding, available liquidity (cash and available borrowing capacity under the Credit Facility) at December 31, 2021 totaled $1.788 billion, reflecting a decrease of $160 million as compared to December 31, 2020.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the Credit Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum pension and OPEB Plans funding requirements, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

The COVID-19 pandemic has not had a material adverse impact on our liquidity to date. However, we do face risks and uncertainties related to the pandemic, including the potential impact on capital and credit markets of which we cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our liquidity, ability to access the capital or commercial paper markets, or obtain new credit commitments from commercial banks in the future. For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors—Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic and its variants.”

Member Contributions and Distributions

Contributions — On February 17, 2022, we received cash capital contributions from our members totaling $106 million. During 2021, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 16, 2021	$63
April 27, 2021	$63
July 27, 2021	$62
October 26, 2021	$67
December 22, 2021	$450

Distributions — The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At December 31, 2021, our regulatory capitalization ratio was 53.1% debt to 46.9% equity, and as a result we had $1.463 billion available to distribute to our members.

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

On February 18, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 18, 2022. During 2021, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 17, 2021	February 18, 2021	$96
April 28, 2021	April 29, 2021	$96
July 28, 2021	July 29, 2021	$546
October 27, 2021	October 28, 2021	$101

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

Our GAAP capitalization ratios were 42.1% debt to 57.9% equity and 43.6% debt to 56.4% equity at December 31, 2021 and 2020, respectively.

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

Presented below are the credit ratings assigned for our debt securities at February 25, 2022.

Credit Rating Agency	Senior Secured	Commercial Paper

S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

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

Material Debt Credit Rating, Financial, and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates charged under the agreement may be adjusted depending on credit ratings. A decline in our credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings.

Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the higher of (1) the prime rate of the administrative agent, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. Based on our current debt ratings as of February 25, 2022, our LIBOR-based borrowings would bear interest at adjusted LIBOR plus 1.00% and our alternate base rate borrowings will bear interest at the alternate base rate plus 0.00%. The Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR.

The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics set forth in the Credit Facility. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

Our Credit Facility, Note Purchase Agreement, and January 2022 Term Loan Credit Agreement each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility and January 2022 Term Loan Credit Agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At December 31, 2021, we were in compliance with this covenant and all other covenants under the Credit Facility and Note Purchase Agreement.

Certain of our financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, Note Purchase Agreement and the January 2022 Term Loan Credit Agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreement, would permit the holders of our secured debt to exercise their remedies under the Deed of Trust.

Guarantees

At December 31, 2021, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

State Legislation

The Texas Legislature meets every two years. However, at any time the Governor of Texas may convene a special session of the Legislature. The current Legislature was in regular session from January 12, 2021 to May 31, 2021, a first special session convened from July 8, 2021 to August 6, 2021, a second special session convened from August 7, 2021 to September 2, 2021 and a third special session convened from September 20, 2021 to October 19, 2021. During any regular or special session, bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. During the 2021 regular legislative session, various bills relating to our business and the electricity industry were passed and signed by the Governor of Texas; however, no legislation was passed that is currently expected to have a material adverse impact on our financial position, results of operations, or cash flows. No legislation was passed in the first, second and third special sessions that is expected to have a material impact on our business. See “—February 2021 Winter Storm Legislative, Regulatory and Legal Matters” below for legislative matters relating to the February 2021 Winter Storm.

February 2021 Winter Storm Legislative, Regulatory and Legal Matters

On February 12, 2021, the Governor of Texas declared a state of disaster for all counties in the state in response to extreme winter weather. From February 15 through February 17, 2021, ERCOT required electric distribution utilities, including us, to significantly reduce demand on the grid as electricity generation was insufficient to meet demand due to extreme winter weather. A significant number of homes and businesses in our service territory and throughout ERCOT experienced power outages at various points over that period, including over one million homes and businesses in our service territory, some for extended periods of time. As a result, the Governor of Texas declared reform of ERCOT as an emergency item for the regular Texas legislative session, and various legislation affecting the electric industry was passed by the Texas Legislature during such session and signed by the Governor of Texas, including certain weatherization requirements and fines of up to $1 million per day for failures to comply with such requirements, creation of the Texas Energy Reliability Council, identification of gas facilities that are critical to electric-generator fuel supplies, ability of transmission and distribution utilities to lease certain mobile generation assets to assist in power restoration after certain widespread power outages, coordination between the gas and electric industries, and changes in composition of the PUCT and the ERCOT board of directors.

Various other governmental and regulatory entities have begun investigations or indicated an intent to investigate matters related to the operations of the ERCOT grid during the February 2021 Winter Storm as well, including the PUCT, FERC, NERC, the U.S. Congress, the Attorney General of Texas, and Texas RE. Lawsuits have been filed against various market participants relating to the power outages resulting from the February 2021 Winter Storm, including us, and as a transmission and distribution utility operating during the February 2021 Winter Storm there is a risk we could be named in additional lawsuits in the future. In July 2021, the Governor of Texas also directed the PUCT to take certain additional measures related to grid reliability. The PUCT and ERCOT have opened various projects and initiatives to address matters relating to the February 2021 Winter Storm and grid reliability that remain ongoing. In connection with one such proceeding, the PUCT in October 2021 adopted certain rules relating to weatherization standards, including requiring transmission service providers to have winter weather readiness reports submitted by December 1, 2021. We cannot predict whether, or to what extent, any legislation, regulation, or legal action resulting from these proceedings, or any other legislative, regulatory, or legal proceedings that may arise in the future related to the February 2021 Winter Storm or operations in the ERCOT market, will impact our business.

The electricity generation shortage during the February 2021 Winter Storm also resulted in wholesale electricity prices increasing to their maximum allowed limit, which in turn caused various financial challenges among certain ERCOT market participants and significant unpaid amounts owed to ERCOT. To date, one network transmission customer of ours and certain REPs have either filed for bankruptcy protection or gone out of business following the February 2021 Winter Storm. At December 31, 2021, we had deemed $9 million in amounts owed by these customers to be uncollectible, all of which are attributable to REPs and are being accrued in a regulatory asset. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional discussion of credit risk related to the February 2021 Winter Storm.

The PUCT and the Texas Legislature have taken, and could take additional, measures to address the financial challenges in the ERCOT market resulting from the February 2021 Winter Storm. For instance, the PUCT prohibited customer disconnections due to nonpayment for approximately four months following the February 2021 Winter Storm. In addition, the Texas Legislature created a mechanism for ERCOT to finance certain amounts owed by ERCOT market participants relating to the February 2021 Winter Storm, and in October 2021 the PUCT issued orders approving ERCOT’s financing of certain uplift charges and other amounts. The extent to which the February 2021 Winter Storm will impact our results will ultimately depend on future developments, which are highly uncertain, including any additional regulatory, legislative, legal or customer actions related to impacts of the February 2021 Winter Storm.

Matters with the PUCT

See Note 2 to Financial Statements for a discussion of significant PUCT matters. See also “—February 2021 Winter Storm Legislative, Regulatory and Legal Matters” above for a discussion of PUCT actions related to the February 2021 Winter Storm.

Application to Extend Base Rate Review Filing Deadline (PUCT Docket No. 52100) — On May 10, 2021, we filed an application with the PUCT requesting to extend our base rate case filing deadline from October 1, 2021 to June 1, 2022. On July 29, 2021, the PUCT approved an order granting the extension. As a result, our next base rate review must be filed on or before June 1, 2022.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations, or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. From time to time, we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at December 31, 2021 or December 31, 2020.

Borrowings under the Credit Facility, our term loan credit agreements that were in effect during 2021 and our January 2022 Term Loan Credit Agreement bear interest on a floating rate basis and will vary based on market conditions at the time of borrowing. For more information on our borrowings and interest rates charged, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources,” and Notes 5 and 6 to Financial Statements.

At December 31, 2021 and 2020, all of our long-term debt carried fixed interest rates. The following table summarizes our long-term debt maturities at December 31, 2021.

	Expected Maturity Date
	2022	2023	2024	2025	2026	There-after	2021 Total Carrying Amount	2021 Total Fair Value	2020 Total Carrying Amount	2020 Total Fair Value
	(millions of dollars and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$882	$-	$500	$974	$38	$7,733	$10,127	$11,758	$9,327	$11,638
Weighted average interest rate	5.68%	-	2.75%	2.00%	3.86%	4.40%	4.20%	-	4.32%	-
Total Long-Term Debt	$882	$-	$500	$974	$38	$7,733	$10,127	$11,758	$9,327	$11,638

____________

(a)       Excludes unamortized premiums, discounts and debt issuance costs. See Note 6 to Financial Statements for a discussion of changes in long-term debt obligations.

At December 31, 2021 and 2020, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on debt (including short-term borrowings) totaled $2 million and $1 million, respectively.

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

Our exposure to credit risk associated with trade accounts receivable totaled $750 million at December 31, 2021. The receivable balance is before the allowance for uncollectible accounts, which totaled $12 million at December 31, 2021. The exposure includes trade accounts receivable from REPs totaling $477 million, which are generally noninvestment grade, and from transmission customers totaling $68 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk. At December 31, 2021, REP subsidiaries of our two largest customers, represented 22% and 21% of the trade receivable balance, respectively. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Following the February 2021 Winter Storm, certain REPs and a network transmission customer of ours filed for bankruptcy protection, and certain other REPs have gone out of business. Certain of those customers, including the network transmission customer, have received bankruptcy court approval to pay certain pre-petition and post-petition amounts owed to us. As a result, we have not deemed charges owed by those customers uncollectible. Amounts deemed uncollectible from REPs subject to bankruptcy protection or REPs whose customers were transitioned to other REPs following the February 2021 Winter Storm are being recorded in a regulatory asset, which totaled $9 million at December 31, 2021. To the extent we fail to receive a significant amount of electricity delivery charges owed to us, it could have a material and adverse effect on our cash flows, liquidity, financial condition and/or results of operations. See “Item 1A. Risk Factors—Our revenues are concentrated in a small number of customers and a significant delay or default in payment could adversely affect our cash flows, liquidity, financial condition and results of operations.”

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both December 31, 2021 and 2020.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•legislation, governmental policies and orders, and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, ERCOT, NERC, the Texas RE, the U.S. Department of Energy, the EPA, and the TCEQ, and including with respect to:

allowed rate of return;

permitted capital structure;

industry, market and rate structure;

rates and recovery of investments;

acquisition and disposal of assets and facilities;

ownership, operation and construction of assets and facilities;

changes in tax laws and policies; and

changes in and compliance with environmental, sourcing/supply chain, reliability and safety laws and policies;

•legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;

•weather conditions and other natural phenomena, including any weather impacts due to climate change;

•health epidemics and pandemics, including the evolving COVID-19 pandemic and its variants and its impact on our business and the economy in general;

•acts of sabotage, wars or terrorist or cyber security threats or activities;

•loss of key technology platforms;

•economic conditions, including the impact of a recessionary environment, inflation, supply chain shortages, and labor availability and cost;

•unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;

•ERCOT grid needs;

•changes in business strategy, development plans or vendor relationships;

•changes in interest rates or rates of inflation;

•unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•inability of various counterparties to meet their financial obligations to us, including failure of counterparties to perform under agreements;

•general industry trends;

•significant decreases in demand or consumption of electricity delivered by us, including as a result of increased consumer use of third-party non-wires alternatives or other technologies;

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

•significant changes in accounting policies or critical accounting estimates material to us;

•commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in the capital markets and the potential impact of any disruptions in U.S. credit markets;

•circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•financial and other restrictions under our debt agreements;

•our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•actions by credit rating agencies; and

•our ability to effectively execute our operational strategy.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to regulatory matters and accounting for the impacts of rate regulation included the following, among others:

•We tested the effectiveness of management’s internal controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities, including management’s controls over the initial recognition of amounts deferred as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect reported balances.

•We read relevant regulatory orders issued by the PUCT for the Company and other publicly available information to assess management’s judgments regarding the likelihood of recovery or refunds in future rates, including consideration of precedents of the PUCT’s treatment of similar costs under similar circumstances. We also evaluated this external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2022

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2021	2020	2019
	(millions of dollars)
Operating revenues (Note 3)	$4,764	$4,511	$4,347
Operating expenses:
Wholesale transmission service	1,039	975	1,005
Operation and maintenance (Note 10)	983	925	899
Depreciation and amortization	820	786	723
Provision in lieu of income taxes (Notes 1, 4 and 10)	165	148	138
Taxes other than amounts related to income taxes	555	538	508
Total operating expenses	3,562	3,372	3,273
Operating income	1,202	1,139	1,074
Other deductions and (income) – net (Note 11)	31	33	63
Nonoperating benefit in lieu of income taxes (Note 4)	(12)	(12)	(15)
Interest expense and related charges (Note 11)	413	405	375
Net income	$770	$713	$651

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(millions of dollars)
Net income	$770	$713	$651
Other comprehensive income (loss):
Cash flow hedges – derivative value net gain (loss) recognized in net income (net of tax expense (benefit) of $1, ($5) and $-) (Notes 1 and 8)	3	(21)	2
Defined benefit pension plans (net of tax expense of $-, $-and $-) (Notes 8 and 9)	17	9	27
Total other comprehensive income (loss)	20	(12)	29
Comprehensive income	$790	$701	$680

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(millions of dollars)

Cash flows – operating activities:
Net income	$770	$713	$651
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	901	866	806
Provision in lieu of deferred income taxes – net	68	32	55
Other – net	(1)	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable – trade	37	(78)	(53)
Inventories	(27)	4	(30)
Accounts payable – trade	27	(29)	21
Regulatory accounts related to reconcilable tariffs (Note 2)	(46)	33	(44)
Other – assets	(127)	(71)	(204)
Other – liabilities	56	56	76
Cash provided by operating activities	1,658	1,525	1,275
Cash flows – financing activities:
Issuances of long-term debt (Note 6)	2,090	1,810	2,460
Repayments of long-term debt (Note 6)	(1,290)	(1,164)	(1,094)
Proceeds of business acquisition bridge loan	-	-	600
Repayment of business acquisition bridge loan	-	-	(600)
Net increase (decrease) in short-term borrowings (Note 5)	145	24	(882)
Capital contributions from members (Note 8)	705	788	1,978
Distributions to members (Note 8)	(839)	(356)	(319)
Debt discount, premium, financing and reacquisition costs – net	(9)	(54)	(39)
Cash provided by financing activities	802	1,048	2,104
Cash flows – investing activities:
Capital expenditures (Note 11)	(2,497)	(2,540)	(2,097)
Business acquisition (Note 12)	-	-	(1,324)
Expenditures for third party in joint project (Note 3)	(67)	(96)	-
Reimbursement from third party in joint project (Note 3)	99	66	-
Other – net	32	20	43
Cash used in investing activities	(2,433)	(2,550)	(3,378)
Net change in cash, cash equivalents and restricted cash	27	23	1
Cash, cash equivalents and restricted cash – beginning balance	27	4	3
Cash, cash equivalents and restricted cash – ending balance	$54	$27	$4

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2021	2020
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$11	$27
Restricted cash, current (Note 1)	13	-
Trade accounts receivable – net (Note 11)	738	760
Amounts receivable from members related to income taxes (Note 10)	6	7
Materials and supplies inventories – at average cost	171	144
Prepayments and other current assets	101	100
Total current assets	1,040	1,038
Restricted cash, noncurrent (Note 1)	30	-
Investments and other property (Note 11)	155	142
Property, plant and equipment – net (Note 11)	22,954	21,225
Goodwill (Notes 1 and 11)	4,740	4,740
Regulatory assets (Note 2)	1,547	1,779
Operating lease ROU, third-party joint project and other assets (Notes 3 and 7)	167	248
Total assets	$30,633	$29,172

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$215	$70
Long-term debt due currently (Note 6)	882	-
Trade accounts payable (Note 10)	441	392
Amounts payable to members related to income taxes (Note 10)	24	23
Accrued taxes other than amounts related to income	286	269
Accrued interest	89	87
Operating lease and other current liabilities (Note 7)	283	279
Total current liabilities	2,220	1,120
Long-term debt, less amounts due currently (Note 6)	9,150	9,229
Liability in lieu of deferred income taxes (Notes 1, 4 and 10)	2,065	1,923
Regulatory liabilities (Note 2)	2,876	2,855
Employee benefit obligations (Note 9)	1,503	1,808
Operating lease, third-party joint project and other obligations (Notes 3 and 11)	231	305
Total liabilities	18,045	17,240
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account – number of units outstanding 2021 and 2020 – 635,000,000	12,719	12,083
Accumulated other comprehensive loss	(131)	(151)
Total membership interests	12,588	11,932
Total liabilities and membership interests	$30,633	$29,172

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2021	2020	2019
	(millions of dollars)

Capital account:
Balance at beginning of period	$12,083	$10,938	$8,624
Net income	770	713	651
Capital contributions from members (Note 8)	705	788	1,978
Distributions to members (Note 8)	(839)	(356)	(319)
ASU 2018-02 stranded tax effects	-	-	4
Balance at end of period (number of units outstanding: 2021, 2020 and 2019 – 635,000,000)	$12,719	$12,083	$10,938

Accumulated other comprehensive income (loss), net of tax effects (Note 8):
Balance at beginning of period	$(151)	$(139)	$(164)
Net effects of cash flow hedges (net of tax expense (benefit) of $1, ($5) and $-)	3	(21)	2
Defined benefit pension plans (net of tax expense of $-, $- and $-) (Note 9)	17	9	27
ASU 2018-02 stranded tax effects	-	-	(4)
Balance at end of period	$(131)	$(151)	$(139)

Total membership interests at end of period	$12,588	$11,932	$10,799

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context. See “Glossary” for the definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company. We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests. We are managed as an integrated business; consequently, there are no separate reportable business segments.

Our consolidated financial statements include the results of our wholly owned indirect subsidiary, NTU, which we acquired as part of the InfraREIT Acquisition that closed on May 16, 2019. NTU is a regulated utility that primarily provides electricity transmission delivery service in the north-central, western and panhandle regions of Texas.

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

In March 2018, Sempra indirectly acquired Oncor Holdings after obtaining various approvals, including PUCT approval through the Sempra Order, which outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions.

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

•two members designated by Sempra (through Oncor Holdings);

•two members designated by Texas Transmission; and

•two current or former officers of Oncor (each, an Oncor Officer Director), currently Robert S. Shapard and E. Allen Nye, Jr., who are our Chairman of our board of directors and Chief Executive, respectively.

Until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its affiliates (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the date on which the officer first became employed by Oncor. Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.

In addition, the Sempra Order provides that Oncor’s board of directors cannot be overruled by the board of directors of Sempra or any of its subsidiaries on dividend policy, the issuance of dividends or other distributions (except for contractual tax payments), debt issuance, capital expenditures, operation and maintenance expenditures, management and service fees, and appointment or removal of members of the board of directors, provided that certain actions may also require the additional approval of the Oncor Holdings board of directors. The Sempra Order also provides that any changes to the size, composition, structure or rights of the board of directors must first be approved by the PUCT. In addition, if Sempra acquires Texas Transmission’s interest in Oncor, the two board of director positions on Oncor’s board of directors that Texas Transmission is entitled to appoint will be eliminated and the size of Oncor’s board of directors will be reduced by two.

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

•Neither Oncor nor Oncor Holdings will lend money to, borrow money from or share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings;

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

Interest Rate Derivatives and Hedge Accounting

We are exposed to interest rates primarily as a result of our current and expected financing activity. We may, from time to time, utilize interest rate derivative instruments typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings. We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income. Amounts remain in accumulated other comprehensive income and are reclassified into net income as the interest expense on the related debt affects net income.

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

For our annual goodwill impairment testing, we have the option to first make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying amount before applying the quantitative goodwill impairment test. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and our overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our enterprise fair value is less than our enterprise carrying amount, then we perform a quantitative goodwill impairment test. If, after performing the quantitative goodwill impairment test, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of carrying amount over fair value, not to exceed the carrying amount of goodwill.

In each of 2021 and 2020, we concluded, based on a qualitative assessment, that our estimated enterprise fair value was more likely than not greater than our carrying value. As a result, no quantitative goodwill impairment tests were required and no impairment was recognized.

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2021 and 2020.

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

Allowance for Funds Used During Construction

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. The interest portion of capitalized AFUDC is accounted for as a reduction to interest expense and the equity portion of capitalized AFUDC is accounted for as other income. See Note 11 for detail of amounts reducing interest expense and increasing other income.

Cash, Cash Equivalents and Restricted Cash

For purposes of reporting cash and cash equivalents, highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the sum of such amounts reported on the Statements of Consolidated Cash Flows:

	At December 31,
	2021	2020
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$11	$27
Restricted cash, current (a)	13	-
Restricted cash, noncurrent (a)	30	-
Total cash, cash equivalents and restricted cash on the Statements of Consolidated Cash Flows	$54	$27

____________

(a)Restricted cash represents amounts deposited with Oncor, by our customers, but subject to return in accordance with the PUCT rules, ERCOT requirement or our tariffs, relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in a separate escrow account.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts. The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension and OPEB Plans’ trusts (see Note 9) and long-term debt (see Note 6).

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

We categorize our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

•Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 valuations use inputs that, in the absence of actively quoted market prices, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our Level 2 valuations utilize over-the-counter broker quotes, quoted prices for similar assets or liabilities that are corroborated by correlations or other mathematical means and other valuation inputs.

•Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. We use the most meaningful information available from the market combined with internally developed valuation methodologies to develop our best estimate of fair value.

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

Contingencies

Our financial results may be affected by judgments and estimates related to contingencies. For loss contingencies, we accrue the loss if an event has occurred on or before the balance sheet date, and:

•information available through the date we file our financial statements indicates it is probable that a loss has been incurred, given the likelihood of uncertain future events; and

•the amount of the loss can be reasonably estimated.

  We do not accrue contingencies that might result in gains. We continuously assess contingencies for litigation claims, environmental remediation and other events. See Note 7 for a discussion of contingencies.

Effects of Reference Rate Reform on Financial Reporting

Our Credit Facility uses LIBOR as a benchmark for establishing interest rates but incorporates a transition mechanism for the phase-out of LIBOR. In the event we modify our Credit Facility related to the phase-out of LIBOR, we will evaluate the optional expedients and exceptions under ASU No. 2020-04. The standard allows entities to account for contract modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract).

2. REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of our regulatory assets and liabilities and their remaining recovery periods as of December 31, 2021 are provided in the table below. Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	At December 31,
	December 31, 2021	2021	2020

Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$328	$672
Employee retirement costs being amortized	6 years	193	227
Employee retirement costs incurred since the last rate review period (b)	To be determined	99	67
Self-insurance reserve (primarily storm recovery costs) being amortized	6 years	223	266
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	373	256
Debt reacquisition costs	Lives of related debt	19	25
Under-recovered AMS costs	6 years	128	149
Energy efficiency performance bonus (a)	1 year or less	31	14
Wholesale distribution substation service	To be determined	75	55
Unrecovered expenses related to COVID-19	To be determined	35	27
Recoverable deferred income taxes - net	Various	16	9
Uncollectible payments from REPs (b)	To be determined	9	-
Other regulatory assets	Various	18	12
Total regulatory assets		1,547	1,779

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,348	1,262
Excess deferred taxes	Primarily over lives of related assets	1,442	1,508
Over-recovered wholesale transmission service expense (a)	1 year or less	7	52
Unamortized gain on reacquisition of debt	Lives of related debt	26	27
Employee retirement costs over-recovered since last rate review period (b)	To be determined	39	-
Other regulatory liabilities	Various	14	6
Total regulatory liabilities		2,876	2,855
Net regulatory assets (liabilities)		$(1,329)	$(1,076)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

PUCT Project No. 50664 Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019, authorizing transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Since then, we have been recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic response plan, as a regulatory asset. We recorded $35 million and $21 million, at December 31, 2021 and 2020, respectively, with respect to this regulatory asset. For more information on regulatory assets and liabilities, see Note 1.

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP. Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. The PUCT approved bonuses of $31 million and $14 million that we recognized in revenues in 2021 and 2020, respectively.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Year Ended December 31,
	2021	2020	2019
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$2,217	$2,156	$2,143
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	879	803	681
Billed to REPs serving Oncor distribution customers, through TCRF	479	446	391
Total transmission base revenues	1,358	1,249	1,072
Other miscellaneous revenues	104	87	77
Total revenues contributing to earnings	3,679	3,492	3,292

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,039	975	1,005
EECRF	46	44	50
Revenues collected for pass-through expenses	1,085	1,019	1,055

Total operating revenues	$4,764	$4,511	$4,347

Customers

Our distribution business customers consist of REPs (approximately 95 at December 31, 2021) and certain electric cooperatives in our certificated service area. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipalities, electric cooperatives and other distribution companies. REP subsidiaries of our two largest customers collectively represented 25% and 23% of our total operating revenues for the year ended 2021, 25% and 18% for the year ended 2020 and 23% and 18% for the year ended 2019. No other customer represented more than 10% of our total operating revenues.

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

Lubbock Joint Project with LP&L

Oncor completed an approximately $370 million joint project with LP&L in 2021. The project involved the build out of approximately 175 miles of transmission lines and associated station work in Lubbock and the surrounding Texas panhandle areas to join the City of Lubbock to the ERCOT market, with the resulting assets split between Oncor and LP&L. Oncor constructed the facilities and LP&L reimbursed Oncor and received title for its portion of the assets. The LP&L related assets and a corresponding liability were removed from Oncor’s balance sheet at the end of the project when title to the LP&L portion of the assets was transferred to LP&L. As a unique and nonrecurring construction project, the transfer of title was accounted for as a sale of nonfinancial assets at cost.

4. PROVISION IN LIEU OF INCOME TAXES

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At December 31,
	2021	2020

Deferred Tax Related Assets:
Employee benefit liabilities	$253	$233
Regulatory liabilities	45	48
Other	45	47
Total	343	328
Deferred Tax Related Liabilities:
Property, plant and equipment	2,132	1,994
Regulatory assets	274	255
Other	2	2
Total	2,408	2,251
Liability in lieu of deferred income taxes – net	$2,065	$1,923

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019

Reported in operating expenses:
Current:
U.S. federal	$79	$100	$69
State	24	22	22
Deferred:
U.S. federal	63	27	49
Amortization of investment tax credits	(1)	(1)	(2)
Total reported in operating expenses	165	148	138
Reported in other income and deductions:
Current:
U.S. federal	(17)	(17)	(21)
Deferred federal	5	5	6
Total reported in other income and deductions	(12)	(12)	(15)
Total provision in lieu of income taxes	$153	$136	$123

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Year Ended December 31,
	2021	2020	2019

Income before provision in lieu of income taxes	$923	$849	$774
Provision in lieu of income taxes at the U.S. federal statutory rate of 21%	$194	$178	$163
Amortization of investment tax credits – net of deferred tax effect	(1)	(1)	(2)
Amortization of excess deferred taxes	(52)	(52)	(52)
Texas margin tax, net of federal tax benefit	19	18	17
Nontaxable gains on benefit plan investments	(3)	(2)	(2)
Other	(4)	(5)	(1)
Reported provision in lieu of income taxes	$153	$136	$123
Effective rate	16.6%	16.0%	15.9%

The net amounts of $2.065 billion and $1.923 billion reported in the balance sheets at December 31, 2021 and 2020, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities. In connection with the sale of equity interests to Texas Transmission in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation. Accordingly, as the temporary differences become taxable, we will pay the equity holders. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

The statute of limitations is open for our partnership tax returns for the years beginning after December 31, 2017.  Texas margin tax returns are under examination or still open for examination for tax years beginning after 2016.  We are not a member of any consolidated federal tax group and assess our liability for uncertain tax positions in our partnership returns.

We had a negligible amount of uncertain tax positions in 2021 and none in 2020. Noncurrent liabilities included a negligible amount of accrued interest related to uncertain tax positions at December 31, 2021 and none at December 31, 2020. There was a negligible amount recorded related to interest and penalties in the years ended December 31, 2021, and none in the years ended December 31, 2020 and 2019, respectively. The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

5. SHORT-TERM BORROWINGS

At December 31, 2021 and 2020, outstanding short-term borrowings under our Credit Facility and CP Program consisted of the following:

	At December 31,
	2021	2020
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(215)	(70)
Letters of credit outstanding (b)	(8)	(9)
Available unused credit	$1,777	$1,921

____________

(a)The weighted average interest rates for commercial paper were 0.30% and 0.17% at December 31, 2021 and December 31, 2020, respectively.

(b)Interest rates on outstanding letters of credit at December 31, 2021 and December 31, 2020 were 1.20% and 1.45%, respectively, based on our credit ratings.

Credit Facility

In November 2021, we entered into a $2.0 billion unsecured revolving Credit Facility that includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility may be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program. The Credit Facility has a maturity date of November 9, 2026. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of $400 million in $100 million increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Concurrently with us entering into the Credit Facility, we terminated our prior $2.0 billion secured revolving credit facility,

Loans under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the higher of (1) the prime rate of the administrative agent, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. Based on our current debt ratings as of February 25, 2022, our LIBOR-based borrowings will bear interest at adjusted LIBOR plus 1.00% and our alternate base rate borrowings will bear interest at the alternate base rate plus 0.00%. The Credit Facility provides for an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR.

A commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate per annum equal to between 0.075% and 0.225% (such spread shall depend on the credit ratings assigned to our debt) of the commitments under the Credit Facility. Based on our current debt ratings, the commitment fee will be 0.10%. Letter of credit fees under the Credit Facility are payable quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR under the Credit Facility. Fronting fees in an amount as separately agreed by Oncor and any fronting bank that issues a letter of credit are also payable quarterly in arrears and upon termination to each such fronting bank.

The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics set forth in the Credit Facility. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

The Credit Facility requires that we maintain a maximum consolidated senior debt to capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2021, we were in compliance with these covenants.

The Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the Credit Facility and cross-default provisions in the event Oncor or any of its subsidiaries defaults on indebtedness in a principal amount in excess of $100 million or receives judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days.

CP Program

In March 2018, we established the CP Program, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion. The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from our Credit Facility discussed above. We may utilize either the CP Program or the Credit Facility at our option, to meet our funding needs.

.

6. LONG-TERM DEBT

Our long-term debt at December 31, 2021 consisted solely of fixed rate secured debt. Our secured debt is secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. At December 31, 2021 and 2020, our long-term debt consisted of the following:

	At December 31,
	2021	2020

Fixed Rate Secured:
4.10% Senior Notes, due June 1, 2022	$400	$400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	400
7.00% Senior Notes due May 1, 2032	494	494
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	500
3.10% Senior Notes, due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	-
5.35% Senior Notes due October 1, 2052	300	300
Total long-term debt	10,127	9,327
Unamortized discount and debt issuance costs	(95)	(98)
Less amount due currently	(882)	-
Long-term debt, less amounts due currently	$9,150	$9,229

Long-Term Debt-Related Activity in 2021

Term Loan Credit Agreements

January 2021 Term Loan Credit Agreement

On January 29, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $300 million (January 2021 Term Loan Credit Agreement). The January 2021 Term Loan Credit Agreement had a maturity date of February 28, 2022. Under the January 2021 Term Loan Credit Agreement, we borrowed $160 million on January 29, 2021 and $140 million on February 26, 2021. The proceeds from each borrowing were used for general corporate purposes. Loans under the January 2021 Term Loan Credit Agreement bore interest at per annum rates equal to, at our option, (i) LIBOR plus 0.675%, or (ii) an alternate base rate (the highest of (1) the prime rate of the lender, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1.00%). On November 16, 2021, we repaid the $300 million aggregate principal amount borrowed under the January 2021 Term Loan Credit Agreement, and as a result the January 2021 Term Loan Credit Agreement is no longer in effect.

March 2021 Term Loan Credit Agreement

On March 17, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $450 million (March 2021 Term Loan Credit Agreement). The March 2021 Term Loan Credit Agreement had a maturity date of May 17, 2022. Under the March 2021 Term Loan Credit Agreement, we borrowed $170 million on March 31, 2021, $105 million on April 30, 2021 and $175 million on May 14, 2021. The proceeds from each borrowing were used for general corporate purposes. Loans under the March 2021 Term Loan Credit Agreement bore interest at per annum rates equal to, at our option, (i) LIBOR plus 0.65%, or (ii) an alternate base rate (the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1.00%). On November 16, 2021, we repaid the $450 million aggregate principal amount borrowed under the March 2021 Term Loan Credit Agreement, and as a result the March 2021 Term Loan Credit Agreement is no longer in effect.

June 2021 Term Loan Credit Agreement

On June 25, 2021, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $540 million (June 2021 Term Loan Credit Agreement). The June 2021 Term Loan Credit Agreement had a maturity date of August 15, 2022. Under the June 2021 Term Loan Credit Agreement, we borrowed $20 million on June 29, 2021 and $520 million on July 28, 2021. The proceeds from each borrowing were used for general corporate purposes. Loans under the June 2021 Term Loan Credit Agreement bore interest at per annum rates equal to, at our option, (i) LIBOR plus 0.60%, or (ii) an alternate base rate (the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 0.50%, and (3) daily 1-month LIBOR plus 1.00%). On November 16, 2021, we repaid $50 million principal amount and on December 9, 2021, we repaid the remaining $490 million principal amount borrowed under the June 2021 Term Loan Credit Agreement, and as a result the June 2021 Term Loan Credit Agreement is no longer in effect.

Senior Secured Notes

2030 Notes and 2051 Notes Issuances

On November 16, 2021, we issued $300 million aggregate principal amount of 2.75% Senior Secured Notes due May 15, 2030 (2030 Notes) and $500 million aggregate principal amount of 2.70% Senior Secured Notes due November 15, 2051 (2051 Notes). The 2030 Notes constitute an additional issuance of our 2.75% Senior Secured Notes due May 15, 2030, $400 million of which we previously issued on March 20, 2020 and are currently outstanding. As a result of this additional issuance, at December 31, 2021, the aggregate principal amount of 2030 Notes outstanding was $700 million. We used the proceeds from the issuance of the 2030 Notes issued in November 2021 and the 2051 Notes for general corporate purposes, including the repayment of the aggregate principal amounts outstanding under the January 2021 Term

Loan Credit Agreement and the March 2021 Term Loan Credit Agreement, as well as a portion of the aggregate principal amount outstanding under the June 2021 Term Loan Credit Agreement.

The 2030 Notes and 2051 Notes were issued pursuant to the provisions of an Indenture, dated as of August 1, 2002, between Oncor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as amended and supplemented.

The 2030 Notes bear interest at a rate of 2.75% per annum and mature on May 15, 2030. The 2051 Notes bear interest at a rate of 2.70% per annum and mature on November 15, 2051. Interest on the 2030 Notes issued in November 2021 accrued from November 15, 2021 and will be payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2022. Interest on the 2051 Notes accrued from November 16, 2021 and will be payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2022. Prior to February 15, 2030 in the case of the 2030 Notes and May 15, 2051 in the case of the 2051 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after February 15, 2030 in the case of the 2030 Notes and May 15, 2051 in the case of the 2051 Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 2030 Notes and 2051 Notes were issued in a private placement and were not registered under the Securities Act. In connection with the completion of the sale of the notes, on November 16, 2021, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of such notes (the Registration Rights Agreement). Under the Registration Rights Agreement, we agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the 2030 Notes issued in November 2021 and 2051 Notes for publicly registered notes, or under certain circumstances, a shelf registration statement, and cause that registration statement to be declared effective under the Securities Act no later than 270 days after the issue date of such notes and to consummate the exchange offer no later than 315 days after the issue date of such notes or, in the case of a shelf registration statement, cause it to be declared effective within the later of 180 days after the shelf registration statement obligation arises or 270 days after the issue date of the notes. If we do not comply with certain of our obligations under the Registration Rights Agreement, the affected notes will bear additional interest on the principal amount of the affected notes at a rate of 0.50% per annum over the interest rate otherwise provided for under the notes for the period during which the registration default continues, but not later than the second anniversary of the issue date of the notes.

Long-Term Debt-Related Activity in 2022

Term Loan Credit Agreements

January 2022 Term Loan Credit Agreement

On January 28, 2022, we entered into an unsecured $1.3 billion term loan credit agreement (January 2022 Term Loan Credit Agreement). The January 2022 Term Loan Credit Agreement matures on April 29, 2023, and provides that we can borrow up to the full amount in up to four borrowings, at our option, at any time before April 28, 2022. We intend to use the proceeds from any borrowing under the January 2022 Term Loan Credit Agreement for working capital and other general corporate purposes.

Loans under the January 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus an adjustment of 0.10% (SOFR Adjustment)) plus a spread of 0.575%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.575%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1%.

On January 28, 2022, we borrowed $400 million under the January 2022 Term Loan Credit Agreement, the proceeds of which were used for general corporate purposes, including to repay outstanding CP Notes. On February 23, 2022, we submitted an irrevocable notice under the January 2022 Term Loan Credit Agreement for a $600 million borrowing to be made on February 28, 2022. We intend to use the proceeds from the February 2022 borrowing for general corporate purposes, including to repay outstanding CP Notes and redeem on March 1, 2022, $400 million aggregate principal amount outstanding of our 4.10% Senior Secured Notes due 2022 (the 2022 Notes), plus accrued and unpaid interest. Following the

February 2022 borrowing, $300 million will be available for borrowing under the January 2022 Term Loan Credit Agreement.

Senior Secured Notes

2022 Notes Redemption

On January 28, 2022, the trustee under the indenture governing the 2022 Notes delivered a notice of redemption on our behalf to the holders of our outstanding 2022 Notes. The 2022 Notes mature on June 1, 2022. The notice provides that we will redeem all $400 million aggregate principal amount outstanding of the 2022 Notes. The redemption date will be March 1, 2022 and the redemption price will be equal to 100% of the principal amount of the 2022 Notes, plus accrued interest to, but not including, the redemption date. Upon the redemption of the 2022 Notes, none of the 2022 Notes will remain outstanding.

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2021, the amount of available bond credits was $2.112 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.367 billion.

Borrowings under the Credit Facility, the CP Program, and term loan credit agreements are not secured.

Maturities

Long-term debt maturities at December 31, 2021, are as follows:

Year	Amount
2022	$882
2023	-
2024	500
2025	974
2026	38
Thereafter	7,733
Unamortized discount and debt issuance costs	(95)
Total	$10,032

Fair Value of Long-Term Debt

At December 31, 2021 and 2020, the estimated fair value of our long-term debt (including current maturities) totaled $11.758 billion and $11.638 billion, respectively, and the carrying amount totaled $10.032 billion and $9.229 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

7.COMMITMENTS AND CONTINGENCIES

Leases

General

A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At December 31, 2021 we had $3 million in GAAP operating leases that are treated as capital leases solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following tables summarize lease information on the consolidated balance sheet at December 31, 2021 and 2020.

	At December 31,
	2021	2020
Operating Leases:
ROU assets:
Operating lease ROU, third-party joint project and other assets	$146	$132

Lease liabilities:
Operating lease and other current liabilities	$37	$29
Operating lease, third-party joint project and other obligations	133	124
Total operating lease liabilities	$170	$153

Weighted-average remaining lease term (in years)	7	7
Weighted-average discount rate	2.5%	2.8%

The components of lease costs and cash paid for amounts included in the measurement of lease liabilities in 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost:
Operating lease costs (including amounts allocated to property, plant and equipment)	$51	$42	$40
Short-term lease costs	11	10	34
Total operating lease costs	$62	$52	$74

Operating lease payments:
Cash paid for amounts included in the measurement of lease liabilities	$40	$35	$32

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

Year	Amount
2022	$40
2023	32
2024	25
2025	17
2026	10
Thereafter	56
Total undiscounted lease payments	180
Less imputed interest	(10)
Total operating lease obligations	$170

Capital Expenditures

As part of the Sempra Acquisition, Oncor has committed to make minimum aggregate capital expenditures equal to at least $7.5 billion over the five year period ending December 31, 2022. Our capital expenditures from January 1, 2018 to December 31, 2021 totaled $8.9 billion.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. We are currently subject to sales and use tax audits conducted by the Texas State Comptroller’s office for audit periods 2010 through June 2013, July 2013 through 2017 and 2018 through 2021. No audit reports have been issued for these audits. While the outcome is uncertain, based on our analysis, the ultimate resolution of these audits should not have a material adverse effect on our financial position, results of operations, or cash flows.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy ongoing regulatory requirements. The requirement for the year 2022 is $49 million, which is recoverable through EECRF rates.

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows.

Labor Contracts

At December 31, 2021, approximately 17% of our full time employees were represented by a labor union and covered by a collective bargaining agreement that expires in October 2022.

Environmental Contingencies

We must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. We are in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters, and

•the identification of additional sites requiring clean-up or the filing of other complaints in which we may be asserted to be a potential responsible party.

We have not identified any significant potential environmental liabilities at this time.

8. MEMBERSHIP INTERESTS

Contributions

On February 17, 2022, we received cash capital contributions from our members totaling $106 million. During 2021, we received the following cash capital contributions from our members.

Receipt Date	Amount
February 16, 2021	$63
April 27, 2021	$63
July 27, 2021	$62
October 26, 2021	$67
December 22, 2021	$450

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

The PUCT order issued in the Sempra Acquisition and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At

December 31, 2021, our regulatory capitalization was 53.1% debt to 46.9% equity, and as a result we had $1.463 billion available to distribute to our members.

On February 18, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 18, 2022. During 2021, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 17, 2021	February 18, 2021	$96
April 28, 2021	April 29, 2021	$96
July 28, 2021	July 29, 2021	$546
October 27, 2021	October 28, 2021	$101

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the years ended December 31, 2021, 2020 and 2019 net of tax.

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2018	$(16)	$(148)	$(164)
Defined benefit pension plans	-	27	27
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	2	-	2
Amounts reclassified from accumulated other comprehensive income (loss) to capital account	(4)	-	(4)
Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	9	9
Cash flow hedges — net decrease in fair value of derivatives (net of tax benefit of $6)	(24)	-	(24)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	3	-	3
Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	17	17
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $-)	3	-	3
Balance at December 31, 2021	$(36)	$(95)	$(131)

9. EMPLOYEE BENEFIT PLANS

Regulatory Recovery of Pension and OPEB Costs

PURA provides for our recovery of pension and OPEB costs applicable to services of our active and retired employees, as well as services of certain EFH Corp./Vistra active and retired employees for periods prior to the deregulation and disaggregation of EFH Corp.’s electric utility businesses effective January 1, 2002 (recoverable service). Accordingly, in 2005, we entered into an agreement with a predecessor of EFH Corp. whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel’s recoverable service. We subsequently entered into agreements with EFH Corp. and a Vistra affiliate regarding provision of these benefits. Pursuant to our agreement with the

Vistra affiliate, we sponsor an OPEB plan that provides certain retirement healthcare and life insurance benefits to eligible former Oncor, EFH Corp. and Vistra employees for whom both Oncor and Vistra bear a portion of the benefit responsibility. See “OPEB Plans” below for more information.

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts deferred are ultimately subject to regulatory approval. At December 31, 2021 and 2020, we had recorded net regulatory assets totaling $581 million and $966 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service are not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA. Employees do not contribute to either plan. These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. The weighted-average interest crediting rate assumption for the Cash Balance Formula was 3.0% for 2021. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

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

At December 31, 2021, the pension plans’ projected benefit obligation included a net actuarial gain of $95 million for 2021 due primarily to an increase in the discount rate.  Actual returns on the plans’ assets in 2021 were more than the expected return on the plans’ assets by $69 million. We expect the pension plans’ amortizations of net actuarial losses to be $32 million in 2022.

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

At December 31, 2021, the OPEB Plans’ projected benefit obligation included a net actuarial gain of $136 million for 2021, including a $108 million gain associated with updates to census data, health care claims and trend assumptions and a $36 million gain due to an increase in discount rates, offset by a loss of $8 million associated with mortality and other demographic assumption changes. Actual returns on OPEB Plans’ assets in 2021 were more than the expected return on

OPEB Plans’ assets by $6 million. We expect the OPEB Plans’ amortizations of net actuarial gains to be $1 million in 2022.

Pension and OPEB Costs Recognized as Expense

Pension and OPEB amounts provided herein include amounts related only to our obligations with respect to the various plans based on actuarial computations and reflect our employee and retiree demographics as described above. Our net costs related to pension and the OPEB Plans were comprised of the following:

	Year Ended December 31,
	2021	2020	2019

Pension costs	$70	$71	$63
OPEB costs	25	19	41
Total benefit costs	95	90	104
Less amounts recognized principally as property, regulatory asset or regulatory liability	(19)	(13)	(27)
Net amounts recognized as operation and maintenance expense or other deductions	$76	$77	$77

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension and OPEB Plans information is based on December 31, 2021, 2020 and 2019 measurement dates:

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019

Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	2.40%	3.13%	4.18%	2.58%	3.29%	4.41%
Expected return on plan assets	4.35%	4.94%	5.42%	5.24%	5.90%	6.19%
Rate of compensation increase	4.80%	4.64%	4.53%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$33	$29	$25	$5	$6	$6
Interest cost	84	103	128	26	32	43
Expected return on assets	(99)	(109)	(119)	(7)	(8)	(7)
Amortization of prior service cost (credit)	-	-	-	(17)	(20)	(20)
Amortization of net loss	52	48	29	18	10	19
Curtailment cost (credit)	-	-	-	-	(1)	-
Net periodic pension and OPEB costs	$70	$71	$63	$25	$19	$41

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Curtailment	$-	$-	$-	$-	$2	$-
Net loss (gain)	(164)	61	-	(142)	14	(22)
Amortization of net loss	(52)	(48)	(29)	(18)	(10)	(19)
Amortization of prior service (cost) credit	-	-	-	17	20	20
Total recognized as regulatory assets or other comprehensive income	(216)	13	(29)	(143)	26	(21)
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$(146)	$84	$34	$(118)	$45	$20

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019

Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	2.75%	2.40%	3.13%	2.91%	2.58%	3.29%
Rate of compensation increase	4.98%	4.80%	4.64%	-	-	-

	Pension Plans			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,596	$3,400	$3,162	$1,013	$999	$1,006
Service cost	33	29	25	5	6	6
Interest cost	84	103	128	26	32	43
Participant contributions	-	-	-	19	18	19
Actuarial loss (gain)	(95)	302	367	(136)	20	(5)
Benefits paid	(171)	(165)	(164)	(66)	(63)	(70)
Curtailment	-	-	-	-	1	-
Settlements	(89)	(73)	(118)	-	-	-
Projected benefit obligation at end of year	$3,358	$3,596	$3,400	$861	$1,013	$999
Accumulated benefit obligation at end of year	$3,199	$3,433	$3,283	$-	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,740	$2,494	$2,249	$145	$141	$132
Actual return on assets	168	350	486	13	14	25
Employer contributions	21	134	41	35	35	35
Participant contributions	-	-	-	19	18	19
Benefits paid	(171)	(165)	(164)	(66)	(63)	(70)
Settlements	(89)	(73)	(118)	-	-	-
Fair value of assets at end of year	$2,669	$2,740	$2,494	$146	$145	$141

Funded Status:
Projected benefit obligation at end of year	$(3,358)	$(3,596)	$(3,400)	$(861)	$(1,013)	$(999)
Fair value of assets at end of year	2,669	2,740	2,494	146	145	141
Funded status at end of year	$(689)	$(856)	$(906)	$(715)	$(868)	$(858)

	Pension Plans		OPEB Plans
	At December 31,		At December 31,
	2021	2020	2021	2020

Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(5)	$(5)	$(12)	$(14)
Other noncurrent liabilities	(705)	(863)	(703)	(854)
Net liability recognized	$(710)	$(868)	$(715)	$(868)
Assets:
Other noncurrent assets	$21	$12	$-	$-
Regulatory assets:
Net loss (gain)	355	556	(27)	132
Prior service credit	-	-	-	(16)
Net regulatory assets recognized	355	556	(27)	116
Net assets recognized	$376	$568	$(27)	$116
Accumulated other comprehensive net loss	$93	$108	$3	$3

The following tables provide information regarding the assumed health care cost trend rates.

	Year Ended December 31,
	2021	2020	2019

Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	6.70%	6.90%	7.20%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029	2029

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	7.50%	7.80%	8.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2031	2030	2029

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2021	2020
Pension Plans with PBO and ABO in Excess of Plan Assets (a):
Projected benefit obligations	$3,358	$3,596
Accumulated benefit obligations	$3,199	$3,433
Plan assets	$2,669	$2,740

_________

(a)PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan are included. Oncor’s obligations with respect to the Vistra Retirement Plan are overfunded. As of December 31, 2021, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $187 million, $185 million and $208 million, respectively. As of December 31, 2020, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $196 million, $194 million and $208 million, respectively.

The following table provides information regarding OPEB Plans with accumulated projected benefit obligations (APBO) in excess of the fair value of plan assets.

	At December 31,
	2021	2020
OPEB Plans with APBO in Excess of Plan Assets
Accumulated postretirement benefit obligations	$861	$1,013
Plan assets	$146	$145

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

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business. Each pool is invested in a broadly diversified portfolio as shown below. The second pool represents 24% of total investments at December 31, 2021.

The target asset allocation ranges of the pension plan’s investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Non-recoverable

International equities	12% - 20%	5% - 11%
U.S. equities	15% - 23%	6% - 12%
Real estate	3% - 7%	-
Credit strategies	5% - 9%	4% - 8%
Fixed income	48% - 58%	72% - 82%

Our investment objective for the OPEB Plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2021 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2021 and 2020, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2021
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$-	$9	$-	$9
Equity securities:
U.S.	65	1	-	66
International	138	1	-	139
Fixed income securities:
Corporate bonds (a)	-	879	-	879
U.S. Treasuries	-	55	-	55
Other (b)	-	50	-	50
Total assets in the fair value hierarchy	$203	$995	$-	1,198
Total assets measured at net asset value (c)				1,471
Total fair value of plan assets				$2,669

	At December 31, 2020
	Level 1	Level 2	Level 3	Total

Asset Category
Equity securities:
U.S.	$220	$1	$-	$221
International	330	1	-	331
Fixed income securities:
Corporate bonds (a)	-	910	-	910
U.S. Treasuries	-	46	-	46
Other (b)	-	57	-	57
Total assets in the fair value hierarchy	$550	$1,015	$-	1,565
Total assets measured at net asset value (c)				1,175
Total fair value of plan assets				$2,740

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

Fair Value Measurement of OPEB Plans’ Assets

At December 31, 2021 and 2020, the OPEB Plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2021
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$9	$-	$-	$9
Equity securities:
U.S.	16	-	-	16
International	17	-	-	17
Fixed income securities:
Corporate bonds (a)	-	37	-	37
U.S. Treasuries	-	2	-	2
Other (b)	16	2	-	18
Total assets in the fair value hierarchy	$58	$41	$-	99
Total assets measured at net asset value (c)				47
Total fair value of plan assets				$146

	At December 31, 2020
	Level 1	Level 2	Level 3	Total

Asset Category
Interest-bearing cash	$9	$-	$-	$9
Equity securities:
U.S.	24	-	-	24
International	25	-	-	25
Fixed income securities:
Corporate bonds (a)	-	34	-	34
U.S. Treasuries	-	1	-	1
Other (b)	19	3	-	22
Total assets in the fair value hierarchy	$77	$38	$-	115
Total assets measured at net asset value (c)				30
Total fair value of plan assets				$145

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

Pension Plans		OPEB Plans
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return

International equity securities	7.05%	401(h) accounts	5.78%
U.S. equity securities	6.10%	Life insurance VEBA	5.70%
Real estate	5.40%	Union VEBA	5.70%
Credit strategies	5.50%	Non-union VEBA	1.90%
Fixed income securities	3.07%	Shared retiree VEBA	1.90%
Weighted average (a)	4.87%	Weighted average	5.61%

_____________

(a)The 2022 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 4.17%, and for Oncor’s obligations with respect to the Vistra Retirement Plan is 4.66%.

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

Assumed Discount Rate

For the Oncor retirement plans at December 31, 2021, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2021 consisted of 831 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings. For Oncor’s obligations with respect to the Vistra Retirement Plan and the OPEB Plans at December 31, 2021, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2021 consisted of 307 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Pension and OPEB Plans Cash Contributions

Our contributions to the benefit plans were as follows:

	Year Ended December 31,
	2021	2020	2019

Pension plans contributions	$21	$134	$41
OPEB Plans contributions	35	35	35
Total contributions	$56	$169	$76

Our funding for the pension plans and the OPEB Plans is expected to total $5 million and $35 million, respectively, in 2022 and approximately $90 million and $177 million, respectively, in the five-year period 2022 to 2026.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2022	2023	2024	2025	2026	2027-31

Pension plans	$181	$184	$188	$191	$192	$950
OPEB Plans	$45	$47	$48	$48	$49	$241

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, the Oncor Thrift Plan, which is a participant-directed defined contribution plan subject to the provisions of ERISA and intended to qualify under Section 401(a) of the Code, and to meet the requirements of Code Sections 401(k) and 401(m). Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law. Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Our contributions to the Oncor Thrift Plan totaled $24 million, $23 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters.

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

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31, 2021			At December 31, 2020
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$(5)	$(1)	$(6)	$(6)	$(1)	$(7)
Texas margin tax payable	24	-	24	23	-	23
Net payable (receivable)	$19	$(1)	$18	$17	$(1)	$16

Cash payments made to our members related to income taxes consisted of the following:

	Year Ended December 31,
	2021			2020			2019
	STH	Texas Transm.	Total	STH	Texas Transm.	Total	STH	Texas Transm.	Total

Federal income taxes	$49	$12	$61	$70	$17	$87	$45	$11	$56
Texas margin taxes	23	-	23	22	-	22	22	-	22
Total payments	$72	$12	$84	$92	$17	$109	$67	$11	$78

•Sempra acquired an indirect 50% interest in Sharyland Holdings, L.P., the parent of Sharyland. As a result of this acquisition, Sharyland is now our affiliate for purposes of PUCT rules. Pursuant to the PUCT order in Docket No. 48929 approving the InfraREIT Acquisition, upon closing of the InfraREIT Acquisition we entered into an operation agreement pursuant to which we will provide certain operations services to Sharyland at cost with no markup or profit. Sharyland provided wholesale transmission service to us in the amount of $10 million, $13 million and $9 million in the years ended December 31, 2021 and 2020, and in the period between the May 16, 2019 InfraREIT Acquisition date through December 31, 2019, respectively. We provided substation monitoring and switching service to Sharyland in the amount of $592,000, $629,000 and $303,000 in the years ended December 31, 2021 and 2020, and in the period between the May 16, 2019 InfraREIT Acquisition date through December 31, 2019, respectively.

•We paid Sempra $116,000, $119,000 and $109,000 for the years ended December 31, 2021, 2020 and 2019, respectively, for tax work.

See Notes 1, 4, and 8 for information regarding the tax sharing agreement and distributions to members.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Year Ended December 31,
	2021	2020	2019

Professional fees	$9	$6	$10
InfraREIT Acquisition related costs	-	-	9
Recoverable Pension and OPEB - non-service costs	54	55	57
Non-recoverable pension and OPEB	3	4	4
AFUDC equity income	(27)	(29)	(10)
Interest and investment income	(8)	(4)	(5)
Other	-	1	(2)
Total other deductions and (income) - net	$31	$33	$63

Interest Expense and Related Charges

	Year Ended December 31,
	2021	2020	2019

Interest	$415	$413	$382
Amortization of debt issuance costs and discounts	11	11	9
Less AFUDC – capitalized interest portion	(13)	(19)	(16)
Total interest expense and related charges	$413	$405	$375

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2021	2020

Gross trade accounts and other receivables	$750	$767
Allowance for uncollectible accounts	(12)	(7)
Trade accounts receivable – net	$738	$760

At December 31, 2021, REP subsidiaries of two of our largest customers represented 22% and 21% of the trade accounts receivable balance and no other customers represented 10% or more of the trade accounts receivable balance. At December 31, 2020, REP subsidiaries of two of our largest customers represented 21% and 15% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2021	2020

Assets related to employee benefit plans	$133	$124
Land	20	16
Other	2	2
Total investments and other property	$155	$142

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. At December 31, 2021 and 2020, the face amount of these policies totaled $198 million and $181 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $99 million and $97 million at December 31, 2021 and 2020, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Average Life at December 31, 2021	2021	2020
Assets in service:
Distribution	2.5% / 39.5 years	$15,994	$14,937
Transmission	2.9% / 34.6 years	13,075	12,156
Other assets	5.5% / 18.2 years	1,960	1,855
Total		31,029	28,948
Less accumulated depreciation		8,659	8,336
Net of accumulated depreciation		22,370	20,612
Construction work in progress		557	593
Held for future use		27	20
Property, plant and equipment – net		$22,954	$21,225

Depreciation expense as a percent of average depreciable property approximated 2.7%, 2.7% and 2.7% for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2021			At December 31, 2020
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$641	$117	$524	$623	$112	$511
Capitalized software	1,066	451	615	1,027	484	543
Total	$1,707	$568	$1,139	$1,650	$596	$1,054

Aggregate amortization expense for intangible assets totaled $50 million, $62 million and $52 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the weighted average remaining useful lives of capitalized land easements and software were 83 years and 10 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2022	$67
2023	$67
2024	$66
2025	$66
2026	$66

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2021 and 2020. See Note 1 regarding goodwill impairment assessment and testing.

Operating Lease, Third-Party Joint Project and Other Obligations

Operating lease, third-party joint project and other obligations reported on our balance sheet consisted of the following:

	At December 31,
	2021	2020

Operating lease liabilities (Notes 1 and 7)	$133	$124
Investment tax credits	4	5
Third-party joint project obligation (Note 3) (a)	-	100
Customer deposits – noncurrent	30	-
Other	64	76
Total operating lease, third-party joint project and other obligations	$231	$305

____________

(a)Related to a joint project with LP&L. See Note 3 for more information.

Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash payments (receipts) related to:
Interest	$409	$406	$368
Less capitalized interest	(13)	(19)	(16)
Interest payments (net of amounts capitalized)	$396	$387	$352

Amount in lieu of income taxes (a):
Federal	$61	$87	$56
State	23	22	22
Total payments (receipts) in lieu of income taxes	$84	$109	$78

Acquisition:
Assets acquired	$-	$-	$2,547
Liabilities assumed	-	-	(1,223)
Cash paid	$-	$-	$1,324

Noncash investing and financing activities:
Construction expenditures financed through accounts payable (investing) (b)	$254	$254	$278
Transfer of title to assets constructed for and prepaid by LP&L (investing) (Note 3)	$150	$-	$-
ROU assets obtained in exchange for operating lease obligations (investing)	$52	$72	$38
Debt exchange offering (financing)	$-	$300	$-

______________

(a)See Note 10 for income tax related detail.

(b)Represents end-of-period accruals.

12. ACQUISITION ACTIVITY

InfraREIT Acquisition

In May 2019, we completed the InfraREIT Acquisition, pursuant to which we acquired all of the equity interests of InfraREIT and its subsidiary, InfraREIT Partners, LP for a total cash consideration of $1.275 billion. In addition, we paid certain transaction costs incurred by InfraREIT with the aggregate cash consideration and payment of InfraREIT expenses totaling $1.324 billion.

In connection with and immediately following the closing of the InfraREIT Acquisition, in May 2019, Oncor extinguished all $953 million outstanding principal amount of debt of InfraREIT and its subsidiaries through repaying $602 million principal amount of InfraREIT subsidiary debt and exchanging new Oncor senior secured debt for $351 million principal amount of InfraREIT subsidiary debt.

As a result of the InfraREIT Acquisition, we expanded our existing footprint in Texas by adding various electricity transmission and distribution assets and projects in the north, central, west and panhandle regions of Texas.

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

•Assets and liabilities that are included in the PUCT cost-based regulatory rate-setting processes are recorded at fair values equal to their regulatory carrying value consistent with GAAP and industry practice.

•Working capital was valued using market information (Level 2).

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

________________

(a)Represents certain transaction costs incurred by InfraREIT in connection with the transaction and paid by Oncor, including a $40 million management termination fee payable to an affiliate of Hunt Consolidated, Inc.

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

Acquisition costs incurred in the InfraREIT Acquisition by Oncor and recorded to other deductions totaled $9 million in 2019. For the period from the acquisition closing date through December 31, 2019, our statement of consolidated income include revenues and net income of the acquired business totaling $156 million and $58 million in 2019, respectively.

Unaudited Pro Forma Financial Information

The unaudited Oncor consolidated pro forma revenues was $4.431 billion for the year ended December 31, 2019 assuming that the InfraREIT Acquisition occurred on January 1, 2019. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the InfraREIT Acquisition been completed on January 1, 2018, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2021 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2021, Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

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

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report, dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2022

Item 9B.OTHER INFORMATION

None.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names, ages (as of February 25, 2022) and information about our directors, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	79

Thomas M. Dunning has served as a member of our board of directors since October 2007 and has served as Lead Independent Director/Lead Disinterested Director of our board of directors since July 2010. Since his retirement in 2008 as Chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as Chairman Emeritus. Mr. Dunning also served as Chairman and Chief Executive Officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves as a director of a number of non-profit organizations. He is also a former Chairman of the Dallas Fort Worth International Airport board of directors and previously served on the board of directors of Oncor Holdings, the Southwestern Medical Foundation and American Beacon Funds.

We believe Mr. Dunning’s experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his roles as a director and member of the Organization and Compensation Committee (O&C Committee). As member and former chair of the O&C Committee, overseeing the design and effectiveness of Oncor’s executive compensation programs, Mr. Dunning offers broad experience in understanding and addressing compensation-related issues and challenges. His past appointments by Texas Governors as Chairman of the Texas Water Development Board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service as Chairman of the Dallas/Fort Worth International Airport board, add to the extensive experience and leadership skills Mr. Dunning provides to our board of directors. His experience and familiarity with Texas government, combined with over 50 years of experience in business and strong record of civic involvement in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	75

Robert A. Estrada has served as a member of our board of directors since October 2007. Mr. Estrada is Chief Compliance Officer, Senior Managing Director and Chairman Emeritus of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also previously served as Chairman of the Board and as President and Chief Executive Officer of the firm. Since its inception, Estrada Hinojosa & Company, Inc. has been involved in municipal bond underwritings totaling over $407 billion and has provided financial advisory services on financings totaling over $155 billion. Mr. Estrada currently serves on the board of directors of Oncor Holdings, and several civic and arts organizations. From 2001 until 2008, Mr. Estrada served on the Board of Regents of the University of Texas System, a system with over 100,000 employees and a budget of approximately $20 billion, pursuant to an appointment by the Governor of Texas. While serving on the University of Texas System Board of Regents, Mr. Estrada chaired its audit, compliance and management review committee. From 2004 until 2010, he served two consecutive terms on the board of directors of the Federal Reserve Bank of Dallas. From 1990 to 1994, Mr. Estrada also served on the board of directors of the Student Loan Marketing Association (Sallie Mae), a $45 billion entity and was a member of the board’s executive committee.

We believe Mr. Estrada’s skills and experience in the financial and legal sectors qualify him to serve as a director of Oncor and chair of the Audit Committee. We also believe his comprehensive understanding of financial, compliance and business matters pertinent to us and his experience in serving large clients and boards regarding these matters are significant assets to our board of directors. Mr. Estrada also has over 30 years of legal experience as a securities attorney, giving him a familiarity with securities law issues and disclosure requirements relevant to our company.

Printice L. Gary (1)(2)	75

Printice L. Gary has served as a member of our board of directors since February 2014. Mr. Gary is the founding partner of, and since its founding in 1991 has served as the chief executive officer of, Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985 to 1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978 to 1985. Mr. Gary also served on the board of directors of the National Equity Fund, Inc., a Chicago-based nonprofit tax credit syndicator and asset manager from 2012 to 2016. Mr. Gary currently serves on the board of directors of Oncor Holdings and Preservation of Affordable Housing Inc. (Boston, Massachusetts). Mr. Gary has served on the governing bodies of various state entities pursuant to appointments by the Governor(s) of Texas, including the board of directors of the University of Texas Investment Management Company, a $27 billion endowment fund, from 2009 until 2013, the University of Texas System Board of Regents from 2007 until 2013, where he was chairman of the facilities planning and construction committee, the University of Texas System Board for Lease of University Lands from 2008 to 2013, the Texas State Tax Reform Commission in 2003, and the North Texas Tollway Authority board of directors from 1996 to 2000.

We believe Mr. Gary’s extensive skills and experience in the business and financial sectors are a significant asset to us in his role both as a director of Oncor and as a member of the Audit Committee. In addition, Mr. Gary brings an entrepreneurial background and valuable development and construction experience across Oncor’s North Texas service territory to our board of directors. His experience with Texas government through his service on various state entities also brings great value to our Texas-based business.

William T. Hill, Jr. (2)	79

William T. Hill, Jr. has served as a member of our board of directors since October 2007. Mr. Hill currently practices law with the law firm of William T. Hill, Jr., Attorney at Law, a firm he established in 2007. Until 2012, he was also of counsel to the Dallas criminal defense law firm of Fitzpatrick Hagood Smith & Uhl LLP. In 2007, he served as Director of Strategic Initiatives of Mercy Street Ministries. From 1999 to 2007, Mr. Hill was Criminal District Attorney of the Dallas County District Attorney’s office. Mr. Hill currently serves on the board of directors of Oncor Holdings, Hilltop Holdings, Incorporated, a New York Stock Exchange listed financial holding company whose businesses provide banking, residential mortgage lending, and securities broker-dealer services and a number of charitable organizations. Mr. Hill previously served on the board of directors of the Baylor Hospital Foundation.

We believe Mr. Hill’s experience of over 50 years with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our board of directors. In addition, as District Attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. Mr. Hill has also served on several civic and charitable boards, which has given him strong experience in corporate governance matters.

Timothy A. Mack (1)(3)	69

Timothy A. Mack has served as a member of our board of directors since February 2014. Mr. Mack currently is of counsel to the Dallas, Texas law firm, Matheson & Marchesoni PLLC and has served in such role since September 2017. Mr. Mack was a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, from March 2009 until his retirement in August 2017. Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP), and its predecessor firm in Dallas, Texas, where he had practiced law since 1980. Mr. Mack’s law practice focuses on energy-related matters, particularly finance, securities, corporate and partnership law, corporate governance and mergers and acquisitions. Mr. Mack currently serves on the board of directors of Oncor Holdings and various local non-profit organizations.

We believe Mr. Mack’s experience of over 40 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, as well as his prior experience in participating in the management of a large international law firm, brings to our board of directors additional knowledge and valuable first-hand experience with the duties of directors.

Jeffrey W. Martin (3)	60

Jeffrey W. Martin has served as a member of our board of directors since March 2018. Mr. Martin has served as Chief Executive Officer and a member of the board of directors of Sempra since May 1, 2018, and has served as Chairman of Sempra since December 1, 2018. Mr. Martin served as Executive Vice President and Chief Financial Officer of Sempra from January 2017 to April 30, 2018. Mr. Martin served at San Diego Gas & Electric Company (SDG&E), an indirect subsidiary of Sempra, as Chief Executive Officer and as a director beginning in January 2014. In addition to those roles at SDG&E, Mr. Martin was appointed as SDG&E’s President in October 2015 and as its Chairman in November 2015, serving in each of these offices through December 2016. From 2010 to 2013, Mr. Martin served as President and Chief Executive Officer of Sempra U.S. Gas & Power (USGP), a previous business unit of Sempra, and USGP’s predecessor organization, Sempra Generation. Earlier he served as the Vice President of Investor Relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin currently serves on the board of directors of Oncor Holdings and the American Petroleum Institute and on the board of trustees of the University of San Diego. He also is a governor of the Oil and Gas community and co-chair of the Electricity community for the World Economic Forum and is the Co-Chair of the U.S.-Saudi Business Council of the U.S. Chamber of Commerce. He previously served on the board of directors of Southern California Gas Company, the Edison Electric Institute, California Chamber of Commerce and National Association of Manufacturers.

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

Trevor I. Mihalik (1)(2)	55

Trevor I. Mihalik has served as a member of our board of directors since March 2020. Mr. Mihalik has served as Executive Vice President and Chief Financial Officer of Sempra since May 2018. Prior to that role, he served as Sempra’s Senior Vice President from December 2013 until April 2018 and as its Controller and Chief Accounting Officer from July 2012 until April 2018. Prior to joining Sempra, he served as Senior Vice President of Finance for Iberdrola Renewables, the U.S. subsidiary of Iberdrola S.A., a multinational utility and energy company headquartered in Bilbao, Spain. Prior to that, he was Vice President of Finance for Chevron Natural Gas and also served as its Vice President of Finance and Chief Financial Officer for its natural gas marketing, trading and storage joint venture, Bridgeline Holdings. Mr. Mihalik spent the first nine years of his career working in Houston and London in the energy practice of Price Waterhouse. Since December 2019, he has served on the board of directors of WD-40 Company, a Nasdaq listed global marketing organization that develops and sells maintenance, homecare and cleaning products, and currently serves as chair of the finance committee and as a member of the audit and governance committees. Mr. Mihalik currently serves on the board of directors of Oncor Holdings. Through his roles at Sempra, Mr. Mihalik has served as an officer, manager, or member of the board of directors of various Sempra subsidiaries or entities in which Sempra holds an equity interest, including serving on the board of directors from July 2020 through October 2021 of Infraestructura Energética Nova, S.A.P.I. de C.V. (IEnova), which was listed on the Mexican Stock Exchange until October 2021, as well as serving on the board of directors of each of SDG&E and Southern California Gas Company from 2017 until March 2021. In addition, Mr. Mihalik has served as the executive chairman of the board of Sempra Infrastructure Partners since its formation in October 2021.

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

Helen M. Newell (1)	53

Helen M. Newell has served as a member of our board of directors since July 2019. Ms. Newell has served as a Senior Vice President - Infrastructure for GIC Special Investments Pte Ltd (GIC) focused on asset management in the Americas since October 2018. Ms. Newell has over 20 years of experience in operations and corporate roles in the infrastructure, transportation and mining sectors. Before joining GIC, Ms. Newell held various roles at Rio Tinto PLC and Rio Tinto Limited, a global diversified mining company listed on the London Stock Exchange and Australian Securities Exchange, serving as Global Head of Risk from 2014 until 2018 and Vice President - Infrastructure from 2011 until 2014. Prior to joining Rio Tinto, Ms. Newell worked for several Australian listed transportation and infrastructure companies. Ms. Newell began her career in management consulting, working on various transportation and telecommunications projects in Australia, Asia and North America. In her role as Senior Vice President – Infrastructure for GIC, Ms. Newell has also been appointed to the board of directors of various companies in which GIC invests, including AEI, BRE Colombia GP Limited, Associated British Ports Holdings Limited, Duquesne Light Company, WaterBridge Resources LLC, and Genesee & Wyoming Inc. and related holdings companies.

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

E. Allen Nye, Jr.	54

E. Allen Nye, Jr. has served as a member of our board of directors and our Chief Executive since March 2018. From January 2011 until March 2018, Mr. Nye served as our Senior Vice President, General Counsel and Secretary, and in such role was responsible for overseeing all of Oncor’s legal and compliance matters. In January 2013, his responsibilities were expanded to include oversight of all regulatory and governmental affairs activity of Oncor. From June 2008 until joining Oncor, Mr. Nye practiced law as a partner in the Dallas office of Vinson & Elkins LLP, where he focused on representation of regulated energy companies before state and federal government agencies, including the PUCT, the State Office of Administrative Hearings and the FERC. Prior to Vinson & Elkins, Mr. Nye was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) from January 2002 until May 2008. Mr. Nye currently serves on the board of directors of Oncor Holdings. From January 2019 through October 2021, Mr. Nye served as a member of the board of directors of IEnova.

As our Chief Executive, we believe Mr. Nye brings his unique knowledge of our company and our industry to the board of directors. His prior experience as Senior Vice President, General Counsel and Secretary of Oncor and vast experience in the energy industry and first-hand knowledge of and experience with state and federal government and regulatory agencies brings great value and benefit to our board of directors and company. Mr. Nye’s previous experience as Senior Vice President, General Counsel and Secretary of Oncor also brings to our board of directors additional knowledge and valuable first-hand experience with the duties of directors and governance matters.

Alice L. Rodriguez (2)	57

Alice L. Rodriguez has served as a member of our board of directors since March 2021. Ms. Rodriguez serves as head of the community impact organization and managing director of JPMorgan Chase & Co. (JPMorgan), a role she has held since August 2020. Ms. Rodriguez has been with JPMorgan and its predecessors for 35 years. In her current position, she focuses on JPMorgan’s community engagement initiatives and localization strategy and leads JPMorgan’s $30 billion initiative committed to advancing racial equity. From July 2017 to August 2020, she served as managing director and head of JPMorgan’s community and business development organization and was responsible for developing a strategy to drive the growth and profitability of a portfolio of approximately $6 billion and a national customer base of 8 million households. From 2015 to July 2017, she served as managing director and consumer and Chase wealth management executive, responsible for consumer and wealth business in the greater Texas metro markets. From 2012 to 2015, she served as executive vice president and business banking executive for the California region, responsible for business banking clients with annual sales of up to $20 million. Ms. Rodriguez currently serves on the board of directors of Oncor Holdings, is the chair of the board of directors of the United States Hispanic Chamber of Commerce and also serves on the boards of various non-profit organizations.

We believe Ms. Rodriguez’s extensive leadership, financial, and business experience bring great value to our company and our board of directors. Her significant management expertise, long tenure, and variety of roles serving at JPMorgan, a major international bank, brings a unique perspective to our board of directors. In addition, her professional experiences in Texas as well as her community involvement at both the state and national level bring a great understanding of the communities we serve to our board of directors.

Robert S. Shapard	66

Robert S. Shapard has served as a member of our board of directors since April 2007. He has served as non-executive Chairman of our board of directors since March 2018 and before that, served as Chairman from April 2007 until July 2015. From April 2007 until March 2018, he also served as Chief Executive of Oncor. Mr. Shapard joined TXU Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor, then a TXU Corp. subsidiary. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard currently serves on the board of directors of Oncor Holdings. Since September 2013, Mr. Shapard has served as a member of the board of directors of Leidos Holdings, Inc. (formerly SAIC, Inc.), a New York Stock Exchange-listed provider of scientific, engineering and systems integration service, and currently serves as lead director as well as chair of the governance and ethics committee and as a member of the audit and finance committee. Since September 2020, Mr. Shapard has served as a member of the board of directors of NACCO Industries, Inc., a New York Stock Exchange-listed holding company for The North American Coal Corporation, which, with its affiliates, operates in the mining and natural resources industries.

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

W. Kelvin Walker (3)	59

W. Kelvin Walker has served as a member of our board of directors since March 2021. Mr. Walker has served since March 2019 as Chief Executive Officer of the Dallas Citizens Council, a non-profit organization made up of over 150 chief executive officers and other top business leaders in North Texas that focuses on advancing public policy issues impacting the Dallas area. Prior to joining the Dallas Citizens Council, Mr. Walker served as a Managing Director of RLJ Equity Partners LLC, a private equity fund, from July 2015 to March 2019. Prior to that, he was a Managing Partner of 21st Century Group, LLC, a private equity firm, from January 1999 to June 2015. Mr. Walker currently serves on the board of directors of Oncor Holdings and Reflekt Me, an online retail personalization and engagement technology company, as well as various non-profit organizations.

We believe Mr. Walker’s extensive business, civic, and management experience as well as his service at the Dallas Citizens Council and his past leadership experience in private equity bring a significant and valuable understanding of business, financial, and public policy matters to our company and board of directors.

Steven J. Zucchet (2)(3)	56

Steven J. Zucchet has served as a member of our board of directors since November 2008. Mr. Zucchet is a Managing Director of OMERS Infrastructure Management Inc. (OMERS Infrastructure) (formerly Borealis Infrastructure Management, Inc.), an investment arm of Canada’s OMERS pension plan, a position he has held since September 2014, having previously served as a Senior Vice President of OMERS Infrastructure from November 2003 until September 2014. From 1996 until joining OMERS Infrastructure, Mr. Zucchet served as Chief Operating Officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of OMERS Infrastructure, Mr. Zucchet has also been appointed as an officer and director of several OMERS Infrastructure affiliates and companies in which OMERS Infrastructure invests. Through OMERS Infrastructure, Mr. Zucchet has served since April 2019 on the board of directors of Puget Energy, Inc. and Puget Sound Energy, Inc., a regulated gas and electric utility in the State of Washington, and also currently serves on the board of directors of Bruce Power, an eight reactor nuclear site located in Ontario, Canada. His focus at OMERS Infrastructure is in the energy sector, where he has led the pursuit of investment opportunities in the energy sector and is currently responsible for leading the asset management of several of its portfolio investments.

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

•two current and/or former officers of Oncor (each, an Oncor Officer Director).

Mr. Martin and Mr. Mihalik were each designated to serve on our board of directors by Sempra (through Oncor Holdings) and Ms. Newell and Mr. Zucchet were each designated to serve on our board of directors by Texas Transmission. Directors designated by Sempra and Texas Transmission are referred to as member directors.

Our Limited Liability Company Agreement provides that seven of our directors will be Disinterested Directors under the standards set forth in our Limited Liability Company Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a discussion of the director qualifications. We have determined that Messrs. Dunning, Estrada, Gary, Hill, Mack and Walker and Ms. Rodriguez are Disinterested Directors. Disinterested Directors are appointed by the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the Disinterested Directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist solely of Disinterested Directors. The Sempra Order and our Limited Liability Company Agreement provide that the Disinterested Directors of Oncor at the time of the Sempra Acquisition, who are referred to as initial Disinterested Directors, would serve, if willing and able, for a term of three years from the closing of the Sempra Acquisition (subject to continuing to meet the Disinterested Director requirements). Thereafter, the Sempra Order and our Limited Liability Company Agreement require that two of these directors roll off our board of directors every two years, with the nominating committee of Oncor Holdings (subject to approval by a majority of the Disinterested Directors of the Oncor Holdings board of directors) determining the order of departure of these directors. As a result, two of our initial Disinterested Directors were required to roll off our board of directors before March 9, 2021 and two new Disinterested Directors were required to be appointed as their successors. On March 4, 2021, James R. Adams and Richard W. Wortham III, who had served as initial Disinterested Directors since the Sempra Acquisition, each submitted their letters of resignation effective March 8, 2021. On March 5, 2021, Oncor Holdings designated each of Ms. Rodriguez and Mr. Walker to serve on our board of directors, effective March 9, 2021, to fill the vacancies created by the resignations of Mr. Adams and Mr. Wortham. The Oncor Holdings designations were made pursuant to the direction of the Oncor Holdings nominating committee with approval by a majority of the Disinterested Directors of Oncor Holdings. Prior to March 9, 2023, two additional initial Disinterested Directors will be required to roll off our board of directors. Our Limited Liability Company Agreement provides that each Disinterested Director, other than the initial Disinterested Directors, will be appointed for a four year term, which is able to be renewed for only one additional term of four years, and will be appointed consistent with a mandatory retirement age of 75. To the extent any Disinterested Director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new Disinterested Director will be chosen by the nominating committee of Oncor Holdings subject to approval by a majority vote of the Disinterested Directors of Oncor Holdings’ board of directors. Any change to the size, composition, structure or rights of our board of directors must first be approved by the PUCT.

Oncor Holdings, at the direction of STIH (a subsidiary of STH, which is a wholly owned, indirect subsidiary of, and controlled by, Sempra following the Sempra Acquisition), has the right, pursuant to the terms of our Limited Liability Company Agreement, to nominate two directors that are current or former officers of Oncor (each, an Oncor Officer Director), subject to approval of any such nomination by a majority of the Oncor board of directors. Mr. Shapard and Mr. Nye each serve as an Oncor Officer Director. Our Limited Liability Company Agreement provides that until March 9, 2028, to be eligible to serve as an Oncor Officer Director, a current and/or former Oncor officer cannot have worked for Sempra or any of its affiliates (other than Oncor or Oncor Holdings) or any such entity’s affiliates, or any other direct or indirect beneficial owner of Oncor in the ten years prior to commencement of such officer’s employment with Oncor.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Estrada, Gary, Mack, and Mihalik and Ms. Newell. Our board of directors has determined that Mr. Estrada is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Messrs. Estrada, Gary, and Mack are Disinterested Directors under the standards set forth in our Limited Liability Company Agreement and independent directors for purposes of New York Stock Exchange independence standards. Mr. Mihalik is a member director designated by Sempra (through Oncor Holdings) and Ms. Newell is a member director designated by Texas Transmission.

Executive Officers

The names of our executive officers and information about them, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	54	Chief Executive and Director	See “—Directors—E. Allen Nye, Jr.” for Mr. Nye’s biographical information.

Joel S. Austin	57	Senior Vice President and Chief Digital Officer

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

Walter Mark Carpenter	69	Senior Vice President, T&D Operations

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

Don J. Clevenger	51	Senior Vice President and Chief Financial Officer

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

Deborah L. Dennis	67	Senior Vice President, Chief Customer Officer and Chief HR Officer

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

James A. Greer	61	Executive Vice President and Chief Operating Officer

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

Angela Y. Guillory	50	Senior Vice President, Human Resources & Corporate Affairs

Angela Y. Guillory has served as our Senior Vice President, Human Resources & Corporate Affairs since February 2020. In her role as Senior Vice President, Human Resources & Corporate Affairs, Ms. Guillory is responsible for Oncor’s human resource and corporate affairs functions, a role she performed as Vice President, Human Resources & Corporate Affairs, from March 2018 until February 2020. From November 2013 to March 2018, Ms. Guillory was Vice President, Customer and Market Operations where she led Oncor’s customer and market relations functions. Ms. Guillory has been employed with Oncor and its predecessor and affiliates for 28 years with experience in engineering, distribution operations, rates and regulatory, customer experience, and customer and market operations.

Matthew C. Henry	52	Senior Vice President, General Counsel & Secretary

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

Malia Hodges	44	Senior Vice President and Chief Information Officer

Malia Hodges has served as our Senior Vice President since February 2020 and as our Chief Information Officer since March 2018, and in such role is responsible for Oncor’s technology function. Ms. Hodges previously served a similar role as our Vice President and Chief Information Officer from March 2018 until February 2020. From January 2014 to March 2018, Ms. Hodges served as Director, Technology Program Management Office and in such role was responsible for the strategic execution of Oncor’s technology investment portfolio and organizational change management activities. Prior to joining Oncor in 2014, Ms. Hodges was a management consultant at Sendero Business Services, L.P., where she advised clients, including Oncor, on the implementation of various strategic technology and customer engagement initiatives. Ms. Hodges has experience in technology, management consulting, organizational design and change management, global delivery and operations management, business process design and digital grid operations.

There is no family relationship between any of our executive officers, between any of our directors, or between any executive officer and any director.

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” in the “Investor Relations” section of the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to, or waivers from, our Code of Conduct that applies to our officers will be posted under “Corporate Governance” in the “Investor Relations” section of our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1616 Woodall Rodgers Freeway, Suite 7E-002, Dallas, Texas 75202-1234.

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation table (our Named Executive Officers) were compensated in 2021. In 2021, our Named Executive Officers, as well as their current titles, were:

Name	Title
E. Allen Nye, Jr.	Chief Executive (CEO)
Don J. Clevenger	Senior Vice President and Chief Financial Officer
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer
James A. Greer	Executive Vice President and Chief Operating Officer
Matthew C. Henry	Senior Vice President, General Counsel and Secretary

Role of the Organization and Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs. The O&C Committee met three times in 2021 and acted twice by unanimous written consent.

The responsibilities of the O&C Committee include:

•Determining and overseeing executive compensation programs, including making recommendations to our board of directors, when and if its approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefit plans, policies and practices;

•Establishing, reviewing and approving corporate goals and objectives relevant to executive compensation, evaluating the performance of our CEO and other executive officers in light of those goals and objectives and ultimately approving executive compensation based on those evaluations; and

•Advising our board of directors with respect to compensation of its Disinterested Directors and non-executive Chairman of the board of directors.

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation for our executive officers, from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the fourth quarter of 2021. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance and responsibilities of the executives and both the competitive market analysis and peer group comparisons of executive compensation provided by a compensation consultant engaged by the O&C Committee. The O&C Committee obtains the input of the CEO on the performance of executive officers other than the CEO. The CEO assesses the performance of each executive in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis and peer group comparisons in making his recommendation. The O&C Committee also evaluates the CEO’s performance. The O&C Committee determines total compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee (1) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (2) certifies the performance results for incentive payments for performance periods that ended on December 31 of the previous fiscal year. Following the completion of each fiscal year, in connection with the annual determination of the incentive awards to be paid to our executive officers other than the CEO, the CEO conducts an annual performance review of each executive officer and evaluates each executive’s performance relative to the corporate goals and objectives for the previous fiscal year set by the O&C Committee. The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation. The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year set by the O&C Committee. After considering this evaluation, as well as the CEO’s recommendations, the O&C Committee determines the annual incentive award payouts for all of our executive officers, as well as goals and objectives under the annual and long-term incentive programs for the current fiscal year.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate our executives appropriately for their contribution to the attainment of key strategic objectives and to strongly align the interests of our executives, owners, and customers through both short and long-term performance goals. We believe that:

•Levels of executive compensation should be based upon an evaluation of the performance of our business (particularly through operational metrics that improve the services we provide, including safety, reliability, operational efficiency and infrastructure readiness and, in the case of long-term incentives, a metric related to company growth) and the individual executive, as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance to us;

•Compensation plans should balance both short-term and long-term objectives; and

•The overall compensation program should emphasize variable compensation elements that have a direct link to company and individual performance.

Objectives of Compensation Philosophy

Our compensation philosophy is designed to meet the following objectives:

•Attracting and retaining high performers;

•Rewarding company and individual performance by providing compensation levels consistent with the level of contribution and degree of accountability;

•Aligning performance measures with company goals and allocating a significant portion of compensation to incentive compensation in order to drive the performance of our business;

•Basing incentive compensation largely on the satisfaction of company operational metrics (including safety, reliability, operational efficiency and infrastructure readiness) with the goal of motivating performance towards improving the services we provide our customers; and

•Creating value for our equity holders and promoting the long-term performance of the company by strengthening the correlation between the long-term interests of our executives and the interests of our equity holders (through operational metrics that promote improvement of our services as well as, in the case of long-term incentive compensation, a metric related to company growth).

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•Base salary;

•Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Electric Delivery Company LLC Seventh Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

•Long-term incentives through awards under the Oncor Electric Delivery Company LLC Long-Term Incentive Plan as amended and restated effective December 31, 2021 (Long-Term Incentive Plan);

•Deferred compensation and retirement plans through (1) the opportunity to participate in a participant-directed defined contribution qualified savings plan (thrift plan) and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (2) a defined benefit retirement plan and a supplemental retirement plan, and (3) an employer-paid subsidy for health coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;

•Perquisites and other benefits;

•Contingent payments through an executive change of control policy and an executive severance plan; and

•In certain instances, discretionary bonuses and retention agreements.

For more information about the incentive and other benefit plans available to our executives see “—Compensation Elements” below and the compensation tables and the accompanying narratives immediately following this “Compensation Discussion and Analysis.”

Compensation Consultant

PricewaterhouseCoopers LLP (PricewaterhouseCoopers), a compensation consultant, has been engaged by the O&C Committee since 2014 to advise and report to the O&C Committee on executive compensation issues. In October 2021, the O&C Committee engaged PricewaterhouseCoopers to advise and report on executive and independent director compensation, including a competitive market analysis and a peer group comparison, as discussed in more detail under “—Compensation Benchmarking and Market Data” below. PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, compliance and other matters.

Compensation Benchmarking and Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to the executive’s individual performance and Oncor’s financial and operational performance, we also seek to set our executive compensation program in a manner that is competitive with that of our peer group and market compensation survey data in order to promote retention of key personnel and to attract high-performing executives from outside our company. As a result, the O&C Committee annually conducts a compensation benchmarking review of our executive officers.

October 2020 Annual Survey and Peer Group Analysis

In the fourth quarter of 2020, the O&C Committee assessed total compensation of our executives against a number of companies in the utility industry, including transmission/distribution utilities and fully integrated utilities, using both competitive market survey data and peer group comparisons prepared by PricewaterhouseCoopers. For purposes of the 2020 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2020. This competitive market analysis involved a review of competitive market survey data from a nationally recognized energy services executive compensation report for 2020 using our size (based on our 2019 annual revenues) and our industry (utilities; energy sector), and a review of each of our executives’ total compensation against similarly situated executives within that competitive market survey group. For purposes of the competitive market analysis, PricewaterhouseCoopers adjusted the competitive market survey data as they deemed appropriate to reflect the increased or decreased scope of duties of certain Oncor executives (including an increased scope of duties for Messrs. Clevenger and Henry and Ms. Dennis) as compared to similarly situated executives within the competitive market survey group. In addition, to better reflect our competitive position versus the market, the long-term incentives competitive market survey data was adjusted by PricewaterhouseCoopers to approximate the value difference after three years between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers. The competitive market survey data was also aged from the reporting date to January 1, 2021, using an annual rate of 3.0%, which was the projected increase factor for 2020 for officers and executives based on a nationally recognized salary budget survey. The PricewaterhouseCoopers competitive market analysis compared the compensation elements for each of our executives to the 50th percentile of the adjusted competitive market survey data with respect to base salary, target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The PricewaterhouseCoopers competitive market analysis also compared the target cash annual incentives and long-term incentives for each of our executives to the 50th and 75th percentiles of the adjusted competitive market survey data.

In addition to the competitive market analysis for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies based on relevant industry classification codes and filters identifying companies similar to Oncor based on business operations, revenue, and other objective criteria, including potential competition for talent. PricewaterhouseCoopers recommended keeping the companies from the 2019 peer group for the 2020 peer group. Oncor’s size, based on 2019 revenues, was in the 50th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the chief executive officer, chief financial officer, chief operating officer, general counsel and next three highest paid executives (excluding the chief executive officer and chief financial officer) at each of the 2020 peer group companies (to the extent such data was available), along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size, a premium to reflect the value difference between the cash long-

term incentives we offer our executives and the equity long-term incentives offered by most of our peers, and a premium on the general counsel role to reflect the additional scope of responsibilities held by our general counsel. For purposes of the peer group review, executives with less than a full year of compensation in their respective role were excluded from the applicable comparison, and peer group retention bonuses and sign-on bonuses were disregarded. The peer group consisted of 16 companies, all of which were used in PricewaterhouseCoopers’ 2019 study:

Alliant Energy	CMS Energy Corp.	ITC Holdings Corp.
Ameren Corp.	Consolidated Edison, Inc.	OGE Energy Corp.
American Electric Power Co., Inc.	El Paso Electric Co.	Pinnacle West Capital
Avangrid Inc.	Evergy Inc.	Portland General Electric Co.
CenterPoint Energy, Inc.	Eversource Energy
Cleco Power LLC	IdaCorp Inc.

The O&C Committee considered both the 2020 peer group data and the competitive market analysis, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives). For each executive, the O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the adjusted competitive market survey data for that executive’s position. The O&C Committee also reviewed and considered the 2020 peer group data. With respect to long-term incentives, the O&C Committee also considered the cost of equity differential between Oncor’s long-term incentive program, which offers cash awards, versus equity-based long-term incentive awards, which are more common among the peer group. The competitive market analysis indicated that the aggregate target total direct compensation of certain of our executives (including Messrs. Nye and Clevenger) was generally below the 50th percentile of the adjusted competitive market survey data, with all individual Named Executive Officers within 8% above or 9% below the 50th percentile.

After consideration of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, in October 2020 the O&C Committee increased the base salaries of all Named Executive Officers effective November 26, 2020, increased the annual incentive target percentage for Mr. Nye effective November 26, 2020, and increased the long-term incentives target percentages for Messrs. Nye and Ms. Dennis effective January 1, 2021.

October 2021 Annual Survey and Peer Group Analysis

In the fourth quarter of 2021, the O&C Committee assessed total compensation of our executives against a number of companies in the utility industry, including transmission/distribution utilities and fully integrated utilities, using both competitive market survey data and peer group comparisons prepared by PricewaterhouseCoopers. For purposes of the 2021 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2021. This competitive market analysis involved a review of competitive market survey data from a nationally recognized energy services executive compensation report for 2021 using our size (based on our 2020 annual revenues) and our industry (utilities; energy sector), and a review of each of our executives’ total compensation against similarly situated executives within that competitive market survey group. For purposes of the competitive market analysis, PricewaterhouseCoopers adjusted the competitive market survey data as they deemed appropriate to reflect the increased or decreased scope of duties of certain Oncor executives (including an increased scope of duties for Messrs. Clevenger and Henry and Ms. Dennis) as compared to similarly situated executives within the competitive market survey group. In addition, to better reflect our competitive position versus the market, the long-term incentives competitive market survey data was adjusted by PricewaterhouseCoopers to approximate the value difference after three years between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers. The competitive market survey data was also aged from the reporting date to January 1, 2022, using an annual rate of 3.0%, which is the projected increase factor for 2021 for officers and executives based on a nationally recognized salary budget survey. The PricewaterhouseCoopers competitive market analysis compared the compensation elements for each of our executives to the 50th percentile of the adjusted competitive market survey data with respect to base salary, target total cash compensation (base salary and target cash annual incentives) and total direct compensation (base salary, target cash annual incentives and long-term incentives). The PricewaterhouseCoopers competitive market analysis also compared the target cash annual incentives and long-term incentives for each of our executives to the 50th and 75th percentiles of the adjusted competitive market survey data.

In addition to the competitive market analysis for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies based on relevant industry classification codes and filters identifying companies similar to Oncor based on business operations, revenue, and other objective criteria, including potential competition for talent. PricewaterhouseCoopers recommended keeping the companies from the 2020 peer group for the 2021 peer group with the exception of El Paso Electric Co., as they no longer provide public compensation disclosures. Oncor’s size, based on 2020 revenues, was in the 48th percentile of this peer group. PricewaterhouseCoopers provided information on total target direct compensation, base salary, annual incentive targets and long-term incentives with respect to the chief executive officer, chief financial officer, chief operating officer, general counsel and next three highest paid executives (excluding the chief executive officer and chief financial officer) at each of the 2021 peer group companies (to the extent such data was available), along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size, a premium to reflect the value difference between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers, and a premium on the general counsel role to reflect the additional scope of responsibilities held by our general counsel. For purposes of the peer group review, executives with less than a full year of compensation in their respective role were excluded from the applicable comparison, and peer group retention bonuses and sign-on bonuses were disregarded. The peer group consisted of 15 companies, all of which were used in PricewaterhouseCoopers’ 2020 study:

Alliant Energy	Cleco Power LLC	IdaCorp Inc.
Ameren Corp.	CMS Energy Corp.	ITC Holdings Corp.
American Electric Power Co., Inc.	Consolidated Edison, Inc.	OGE Energy Corp.
Avangrid Inc.	Evergy Inc.	Pinnacle West Capital
CenterPoint Energy, Inc.	Eversource Energy	Portland General Electric Co.

The O&C Committee considered both the 2021 peer group data and the competitive market analysis, along with individual performance and responsibilities, when determining total direct executive compensation, as well as each element of total direct compensation (base salary, annual incentives and long-term incentives). For each executive, the O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the adjusted competitive market survey data for that executive’s position. The O&C Committee also reviewed and considered the 2021 peer group data. With respect to long-term incentives, the O&C Committee also considered the cost of equity differential between Oncor’s long-term incentive program, which offers cash awards, versus equity-based long-term incentive awards, which are more common among the peer group. The competitive market analysis indicated that the aggregate target total direct compensation of certain of our executives (including Messrs. Nye and Clevenger) was generally below the 50th percentile of the adjusted competitive market survey data, with all individual Named Executive Officers within 7% above or 8% below the 50th percentile.

As described further below, after consideration of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, in October 2021 the O&C Committee increased the base salaries of all Named Executive Officers effective November 26, 2021, awarded individual performance modifiers for the 2021 plan year under the Executive Annual Incentive Plan for Messrs. Nye, Greer and Henry, and increased the long-term incentives target percentages for Messrs. Nye and Clevenger effective January 1, 2022, as detailed below under “—Compensation Elements.” No changes were made to the target annual incentives of our Named Executive Officers under the Executive Annual Incentive Plan.

Compensation Elements

A significant portion of each executive officer’s compensation is variable, at-risk and directly linked to achieving company performance objectives set by the O&C Committee, which are intended to strongly align the interests of our executives, owners, and customers (both our direct customers and the communities we serve) in order to promote the long-term success of our company. Other factors impacting compensation include individual performance, scope of responsibilities, retention risk, and market compensation data. None of these other factors are assigned individual weights, but are considered together. The company has no policies or formula for allocating compensation among the various elements. The following is a description of the principal compensation components provided to our executives.

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position, the level of responsibility required, and demonstrated performance. We also believe that a competitive level of base salary is required to attract and retain qualified talent.

As part of its review of total direct compensation for our executive officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate. The periodic review includes the O&C Committee’s review of the most recent competitive market analysis of our executive compensation and comparison to our peer group. Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, and makes recommendations to the O&C Committee regarding any salary changes for those executive officers, other than himself. The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

The 2021 competitive market analysis prepared by PricewaterhouseCoopers indicated that the base salary of certain of our executives, including Messrs. Nye, Clevenger, and Henry, and Ms. Dennis was below the 50th percentile of the 2021 adjusted competitive market survey data for their respective positions. For each of Messrs. Clevenger and Henry and Ms. Dennis, whose roles involve responsibilities in addition to the duties traditionally associated with the chief financial officer, general counsel, and chief human resources officer, respectively, the comparable market survey data included a premium to address their respective additional responsibilities. These additional responsibilities consist of oversight of corporate strategy for Mr. Clevenger, oversight of regulatory affairs and environmental, social, and governance matters for Mr. Henry, and chief customer officer duties for Ms. Dennis. The base salary of Mr. Greer was slightly above the 50th percentile of the 2021 adjusted competitive market survey data for chief operating officers (3% above the 50th percentile). After considering the results of the 2021 competitive market analysis and individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 26, 2021, as described below.

Annual Base Salary for Named Executive Officers

The annual base salaries of our Named Executive Officers at December 31, 2021 were as follows:

Name	Current Title	At December 31, 2021 (1)
E. Allen Nye, Jr.	Chief Executive	$1,080,000
Don J. Clevenger	Senior Vice President and Chief Financial Officer	$ 615,000
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer	$ 449,000
James A. Greer	Executive Vice President and Chief Operating Officer	$ 626,000
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$ 614,000

__________

(1)Annual base salaries were increased effective November 26, 2021 as follows: Mr. Nye increased from $1,030,000 to $1,080,000; Mr. Clevenger increased from $575,000 to $615,000; Ms. Dennis increased from $424,000 to $449,000; Mr. Greer increased from $591,000 to $626,000; and Mr. Henry increased from $579,000 to $614,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan. The award targets under the Executive Annual Incentive Plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels. The O&C Committee determines annual target award percentages for executives based on executive responsibilities and performance goals, an evaluation of the most recent competitive market analysis conducted by PricewaterhouseCoopers, and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance of each executive against the goals of the executive’s business unit and function and reviews the competitive market analysis. Executive Annual Incentive Plan awards are based on a target payout, which is set as a percentage of a participant’s base salary and is based on both the performance of Oncor and individual participant performance. The annual incentive target payout for each executive is based on the O&C Committee’s review of the executive’s responsibilities and consideration of the 50th percentile of target direct compensation of executives with similar responsibilities from the competitive market analysis and peer group data provided by PricewaterhouseCoopers. After considering the results of this review, the O&C Committee did not make any changes to the annual incentive target payout for any of the Named Executive Officers. However, in recognition of their performance throughout 2021, particularly the significantly increased legislative, regulatory, and operational activity in 2021, the O&C Committee awarded individual performance modifiers of 120% to each of Messrs. Nye and Greer and 110% to Mr. Henry in October 2021.

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

For 2021, the O&C Committee used four operational metrics to determine a final funding percentage. The metrics the O&C Committee established for 2021 reflect its belief that annual incentives should be based on achievement of operational goals that are strategic to the company and also benefit customers. The purpose of these operational metrics, which are based on safety, reliability, operational efficiency and infrastructure readiness, are to promote enhancement of our services to customers. The table below sets forth these operational metrics in further detail.

Operational Metric	Description	Purpose
Safety	Number of employee injuries using a Days Away, Restricted or Transferred (DART) rate with a modifier for fatalities resulting from a safety violation.	Promotes the health and welfare of our employees. Lowering the number of accidents also reduces our operating costs, which in turn contributes to lower rates for our customers.

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

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis.	Promotes lower rates for our customers by keeping O&M and SG&A low. For executives, this metric also promotes operating at or below annual O&M and SG&A budgets.

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage.

Promotes enhanced service to our customers by focusing on the improvement of our facilities through achievement of the capital plan. For executives, this metric also promotes achieving the capital expenditure budget.

Achievement of the safety and reliability metrics is measured based on company performance as compared generally to certain utility industry operating companies, operational efficiency is measured based on limiting O&M and SG&A at or below the annual budget for such items and infrastructure readiness is measured based on achieving the capital expenditure budget. The O&C Committee set the safety and reliability performance threshold and superior levels as amounts to be calculated based on industry performance in order to better accomplish Oncor’s goal of being an industry leader in these areas, with an aspirational safety goal set to reflect goals management would like the company to strive to achieve. For additional information regarding the weighting of these operational metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2021 table below.

For 2021, the final funding percentage was 127.4%, based on achievement of these operational metrics. For more information on this calculation and the performance under each metric, see the narrative immediately following the Grants of Plan-Based Awards – 2021 table below.

To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of actual base salary, is multiplied by the final funding percentage and any individual performance modifier. The individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. Factors used in determining individual performance modifiers may include new or unexpected responsibilities, company achievement of financial or operational measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. In October 2021, the O&C Committee approved individual performance modifiers for Messrs. Nye, Greer and Henry of 120%, 120%, and 110%, respectively, in recognition of their performance during 2021.

The following table provides a summary of the 2021 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2021 Annual Incentives (Payable in 2022) for Named Executive Officers

Name	Target Payout Opportunity (% of Base Salary)	Target Award ($ Value)	Actual Award ($)	Actual Award (% of Target)
E. Allen Nye, Jr. (1)	100%	1,034,165	1,581,031	152.9
Don J. Clevenger (2)	65%	375,916	478,917	127.4
Deborah L. Dennis (2)	65%	276,954	352,839	127.4
James A. Greer (1)	65%	386,045	590,185	152.9
Matthew C. Henry (3)	65%	378,245	530,072	140.1

__________

(1)Actual awards for Messrs. Nye and Greer reflect the applicable target award multiplied by the final funding percentage of 127.4% multiplied by an individual performance modifier of 120%.

(2)Actual awards for Mr. Clevenger and Ms. Dennis reflect the applicable target award multiplied by the final funding percentage of 127.4%.

(3)Actual award for Mr. Henry reflects the target award multiplied by the final funding percentage of 127.4% multiplied by an individual performance modifier of 110%.

Long-Term Incentives

Our long-term incentive program currently consists of the Long-Term Incentive Plan, which was adopted in 2013 and amended and restated effective December 2021. The purpose of our long-term incentive program is to promote the long-term interests and growth of Oncor by attracting and retaining management and other personnel and key service providers. Our long-term incentive program was developed to enable us to be competitive in our compensation practices. It was also developed to reflect our belief that the opportunity to benefit from positive long-term performance of the company motivates our management to work towards the long-term success of our business and align management’s interests with those of our customers and equity holders.

The Long-Term Incentive Plan encourages retention of executive officers and other key employees by stipulating performance periods of generally 36 months. We also believe that these multi-year performance periods encourage participants to strive for the long-term, sustained success of the company. The nature of the performance targets also ensures that participants strive towards both financial and operational goals.

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion. The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2021 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.

The long-term incentive target payout for each executive is set so that the target total direct compensation is near the 50th percentile of executives with similar responsibilities among the 2021 competitive market analysis group (with a 25% premium included in the 2021 competitive market survey data to reflect the approximate value difference between our cash grants and the long-term equity grants issued by most of our peer group). As a result of the 2021 competitive market analysis and peer group data provided by PricewaterhouseCoopers in October 2021, which indicated that Messrs. Nye and Clevenger were both below the 50th percentile of the 2021 competitive market analysis group and the peer group data, and after considering their respective individual performance and responsibilities, the O&C Committee increased the long-term incentive target percentages for Messrs. Nye and Clevenger effective January 1, 2022.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2021 for the 2021-2023 performance period consist of: (1) the weighted achievement of operational performance metrics consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding certain items outside of the ordinary course of business as approved by the O&C Committee) during the performance period, using the adjusted net income for the 2020 fiscal year as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value. The safety and reliability metrics are sometimes referred to as the operational metrics, and the net income growth metric is sometimes referred to as the net income growth adder. For additional information regarding the weighting of the operational metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2021 table below.

The O&C Committee set the safety and reliability performance threshold and superior levels based on industry performance, with an aspirational safety goal set to reflect management’s goals, as it believed performance over the measurement period for those metrics is consistent with the company’s strategic objectives. The achievement of threshold, superior and aspirational levels results in funding for a specific metric of 50%, 150% and 200%, respectively. Once the threshold level has been achieved, actual results in between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis. Based on the weighting for each of the safety and reliability metric, an aggregate weighted operational goal percentage is determined.

The final funding percentage for long-term incentive awards granted in 2021 is the sum of the aggregate weighted operational goal percentage and the net income growth adder. The amount of each Long-Term Incentive Plan award granted is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

The plan also gives the O&C Committee the discretion to adjust long-term awards to prevent unintended dilution or enlargement as a result of certain extraordinary events. For each operational metric, the O&C Committee may set threshold, superior and aspirational levels of attainment and the manner of calculating the award amounts at each level (such as a specified dollar amount or a percentage or multiple of base salary). However, the Long-Term Incentive Plan provides that the maximum award payable for a performance period shall not exceed 150% of the target award.

For a more detailed description of the Long-Term Incentive Plan, including the long-term incentive awards granted in 2019 and the actual performance levels achieved for the 2019-2021 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2021 table below.

Long-Term Incentive Awards Granted in 2021 with a 2021 – 2023 Performance Period (Payable in 2024)

The following table provides a summary of the target awards granted to each Named Executive Officer in February 2021. All awards under the Long-Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2021, awards are payable on or before April 1, 2024.

2021 Target Long-Term Incentive Award Grants (Payable in 2024) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	3,605,000
Don J. Clevenger	1,006,250
Deborah L. Dennis	440,960
James A. Greer	1,093,350
Matthew C. Henry	851,130

Long-Term Incentive Awards Granted in 2019 with a 2019 – 2021 Performance Period (Payable in 2022)

In February 2022, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2019 with a performance period that ended on December 31, 2021. See “—Compensation Tables—Long-Term Incentive Plan—2019 Grants of Long-Term Incentive Awards” for the performance metrics, the performance goals achieved for the 2019-2021 performance goal period that were certified by the O&C Committee and a discussion of the funding trigger percentage.

Pursuant to the terms of the 2019 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage certified by the O&C Committee in February 2022 and the target opportunity dollar amount stated in each individual award agreement. The final funding percentage is calculated as the product of the funding trigger percentage multiplied by the weighted operational goal percentage. The O&C Committee certified a funding trigger percentage of 100.0%, a weighted operational goal percentage of 116.9%, and a final funding percentage of 116.9%, resulting in long-term incentive awards as set forth below for the Named Executive Officers.

2019 - 2021 Performance Period Long-Term Incentive Awards (Payable in 2022) for Named Executive Officers in Office at December 31, 2021

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	2,982,241
Don J. Clevenger	879,312
Deborah L. Dennis	399,069
James A. Greer	1,021,238
Matthew C. Henry	922,332

In accordance with the terms of the plan, these amounts will be paid to the Named Executive Officers prior to April 1, 2022.

For a more detailed description of the Long-Term Incentive Plan, refer to the narrative that follows the Grants of Plan-Based Awards – 2021 table below.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Salary Deferral Program, Oncor’s thrift plan, the Oncor Retirement Plan and the Supplemental Retirement Plan, and, for executives hired before January 1, 2002, subsidized retiree health care coverage. We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives.

Salary Deferral Program

Oncor executive officers are eligible to participate in a Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their salary deferrals. Executives can currently defer up to 50% of their base salary and up to 85% of any annual incentive award. At the executive officer’s option the deferral period can be set for seven years, until retirement or a combination of both. Oncor generally matches 100% of deferrals up to 8% of base salary deferred under the program. Oncor does not match deferred annual incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor (as defined in the Salary Deferral Program). The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven year vesting period forfeit our matching contribution to the program.

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into a Salary Deferral Program participant’s account. Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

Refer to the narrative that follows the Nonqualified Deferred Compensation – 2021 table below for a more detailed description of the Salary Deferral Program.

Thrift Plan

All eligible employees of Oncor may contribute a portion of their regular salary or wages to the thrift plan and Oncor matches a portion of an employee’s contributions. This matching contribution is 75% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the traditional defined benefit component of the Oncor Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the cash balance component of the Oncor Retirement Plan. All matching contributions are invested in thrift plan investments as directed by the participant and are immediately vested. For a more detailed description of the thrift plan, see Note 9 to Financial Statements.

Retirement Plan

All Oncor employees are eligible to participate in the Oncor Retirement Plan, which is qualified under applicable provisions of the Code. The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component. Effective January 1, 2002, the defined benefit plan changed from a traditional final average pay design to a cash balance design. This change was made to better align the retirement program with competitive practices. All participants were extended an opportunity to remain in the traditional program component or transition to the cash balance component. Ms. Dennis and Mr. Greer elected to remain in the traditional program. All employees employed after January 1, 2002 who have completed one year of service with the company are eligible to participate only in the cash balance component. As a result, Messrs. Nye, Clevenger, and Henry participate under the cash balance component. For a more detailed description of the Oncor Retirement Plan, refer to the narrative that follows the Pension Benefits table below and Note 9 to Financial Statements.

Supplemental Retirement Plan

Oncor executives participate in the Supplemental Retirement Plan. The Supplemental Retirement Plan provides for the payment of retirement benefits that:

•Would otherwise be capped by the Code’s statutory limits for qualified retirement plans;

•Include Executive Annual Incentive Plan awards in the definition of earnings (for participants in the traditional program component only); and/or

•Oncor is obligated to pay under contractual arrangements.

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

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. Perquisites do not include personal use of company property or services for which we are reimbursed for the incremental cost to the company of personal use. For a description of the total amount of perquisites for each of our Named Executive Officers, refer to Footnote 3 in the Summary Compensation Table below.

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

Executive Physical Health Exam: All executive officers are also eligible to receive an annual physical examination. We recognize the importance of the health of our senior management team and the vital leadership role they play in directing and operating the company. Our executive officers are important assets of the company and this benefit is designed to help ensure their health and long-term ability to serve the company.

Country Club/Luncheon Club Membership: Certain executive officers are entitled to reimbursement of country club or luncheon club memberships if the company determines that a business need exists for the executive’s memberships, as such clubs provide those officers with a setting for cultivating business relationships and interaction with key community leaders and officials.

Travel and Security:  We may pay travel and security expenses for executives related to service on certain third party boards of directors or, in rare instances of personal travel or personal security, when we believe necessary for the health, safety and welfare of the executive. These expenses could include personal security, including at their personal residence, and non-commercial aircraft flights when we deem there to be a heightened safety or security risk and/or to enhance an executive’s ability to conduct Oncor business. The incremental cost to Oncor of personal security consists of actual invoiced amounts to Oncor for security provided to the executives. The incremental cost to Oncor of non-commercial flights consists of actual invoiced incremental costs for each flight pursuant to Oncor’s contracts with non-commercial aircraft providers minus any amounts reimbursed or reimbursable by the executive or a third party. From time to time an executive’s spouse and/or children may accompany the executive on a business trip. We may pay the incremental costs for the executive’s spouse to travel with the executive, if their presence contributes to the business purpose. However, any incremental costs incurred by Oncor with respect to expenses for an executive’s children to accompany the executive must be fully reimbursed by the executive.

Event Tickets and Recreational Activities:  We purchase sponsorships and season and other tickets to sporting, entertainment, and cultural events for business purposes. From time to time, employees, including our executive officers, may have personal use of these tickets at no incremental cost to the company. In limited situations we may also reimburse certain executives for personal recreational activities.

Additional Benefits: In addition to the benefits described above, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability insurance, as well as certain other health and welfare benefits, which are generally made available to all employees at the company.

Compensatory Agreements and Discretionary Bonuses

The O&C Committee has from time to time approved retention and performance bonus agreements for certain executives. No such agreements were in effect during 2021. In addition to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, the O&C Committee also has the ability to award discretionary bonuses to executives in its discretion to recognize individual achievements. No such discretionary bonuses were awarded to our Named Executive Officers with respect to performance for the year ended December 31, 2021.

Individual Named Executive Officer Compensation

CEO Compensation

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2021. Mr. Nye is our CEO.

Base Salary: Mr. Nye’s base salary was increased effective November 26, 2021 from $1,030,000 to $1,080,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2021 Annual Survey and Peer Group Analysis.”

Annual Incentives: In 2022, the O&C Committee awarded Mr. Nye $1,581,031 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2021 performance, as well as Mr. Nye’s individual performance in 2021. The O&C Committee evaluated his overall leadership of the company, particularly his leadership through a period of significant ongoing growth in the company’s service area and throughout the COVID-19 pandemic. Mr. Nye’s annual incentive also reflects an individual performance modifier of 120%, which the O&C Committee awarded him in recognition of his management of the company during a year of significantly increased operational, legislative and regulatory activity. For more detailed information on the calculation of Executive Annual Incentive Awards, see “— Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2021 table and related narrative below.

Long-Term Incentives: In 2021, Mr. Nye was granted a Long-Term Incentive Plan target award of $3,605,000 for the performance period of January 1, 2021 through December 31, 2023. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2024. In February 2022, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2019 for the January 1, 2019 – December 31, 2021 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2019-2021 performance period is $2,982,241 and will be paid on or before April 1, 2022. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2021 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2021. Mr. Clevenger is our Senior Vice President and Chief Financial Officer.

Base Salary: Mr. Clevenger’s base salary was increased effective November 26, 2021 from $575,000 to $615,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2021 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2022, the O&C Committee awarded Mr. Clevenger $478,917 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2021 performance, as well as Mr. Clevenger’s individual performance in 2021. The O&C Committee and our CEO evaluated his leadership overseeing the overall financial performance of the company, including the execution of the company’s large capital expenditure budget. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2021 table and related narrative below.

Long-Term Incentives: In 2021, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $1,006,250 for the performance period of January 1, 2021 through December 31, 2023. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2024. In February 2022, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2019 for the January 1, 2019 – December 31, 2021 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2019-2021 performance period is $879,312 and will be paid on or before April 1, 2022. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2021 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

The following is a summary of Ms. Dennis’ individual compensation for 2021. Ms. Dennis is our Senior Vice President, Chief Customer Officer and Chief HR Officer.

Base Salary: Ms. Dennis’ base salary was increased from $424,000 to $449,000 effective November 26, 2021 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2021 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2022, the O&C Committee awarded Ms. Dennis $352,839 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2021 performance, as well as Ms. Dennis’ individual performance in 2021. The O&C Committee and our CEO evaluated her performance in overseeing employee relations, employee benefit matters, labor matters, corporate and community involvement, and customer related matters, including increased responsibilities and challenges relating to the COVID-19 pandemic. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2021 table and related narrative below.

Long-Term Incentives: In 2021, Ms. Dennis was granted a Long-Term Incentive Plan target award of $440,960 for the performance period of January 1, 2021 through December 31, 2023. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2024. In February 2022, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2019 for the January 1, 2019 – December 31, 2021 performance period. Ms. Dennis’ Long-Term Incentive Plan award for the 2019-2021 performance period is $399,069 and will be paid on or before April 1, 2022. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2021 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2021. Mr. Greer is our Executive Vice President and Chief Operating Officer.

Base Salary: Mr. Greer’s base salary was increased from $591,000 to $626,000 effective November 26, 2021 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2021 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2022, the O&C Committee awarded Mr. Greer $590,185 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2021 performance, as well as Mr. Greer’s individual performance in 2021. The O&C Committee and our CEO evaluated his leadership overseeing the complex operations of Oncor’s entire transmission and distribution system, including the multitude of construction projects as a result of the continuing growth of Oncor’s service territory. Mr. Greer’s annual incentive also reflects an individual performance modifier of 120%, which the O&C Committee awarded him in recognition of his increased operational responsibilities and challenges in 2021. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2021 table and related narrative below.

Long-Term Incentives: In 2021, Mr. Greer was granted a Long-Term Incentive Plan target award of $1,093,350 for the performance period of January 1, 2021 through December 31, 2023. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2024. In February 2022, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2019 for the January 1, 2019 – December 31, 2021 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2019-2021 performance period is $1,021,238 and will be paid on or before April 1, 2022. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2021 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Matthew C. Henry

The following is a summary of Mr. Henry’s individual compensation for 2021. Mr. Henry is our Senior Vice President, General Counsel and Secretary.

Base Salary: Mr. Henry’s base salary was increased from $579,000 to $614,000 effective November 26, 2021 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2021 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2022, the O&C Committee awarded Mr. Henry $530,072 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2021 performance, as well as Mr. Henry’s individual performance in 2021. The O&C Committee and our CEO evaluated his leadership over all legal, regulatory and governmental affairs matters affecting Oncor, which significantly increased in 2021, and additional responsibilities and challenges relating to the COVID-19 pandemic. Mr. Henry’s annual incentive also reflects an individual performance modifier of 110%, which the O&C Committee awarded him in recognition of increased legal, regulatory, and governmental matters in 2021. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2021 table and related narrative below.

Long-Term Incentives: In 2021, Mr. Henry was granted a Long-Term Incentive Plan target award of $851,130 for the performance period of January 1, 2021 through December 31, 2023. Actual awards will be based on Oncor’s achievement of approved performance goals and are payable on or before April 1, 2024. In February 2022, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2019 for the January 1, 2019 – December 31, 2021 performance period. Mr. Henry’s Long-Term Incentive Plan award for the 2019-2021 performance period is $922,332 and will be paid on or before April 1, 2022. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2021 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Contingent Payments

Change in Control Policy

Oncor maintains an Amended and Restated Executive Change in Control Policy, as amended from time to time (Change in Control Policy).

The Change in Control Policy provides for the payment of transition benefits to eligible executives if the executive is terminated without cause or resigns for good reason within 24 months following a change in control.

Refer to “—Potential Payments upon Termination or Change in Control—Change in Control Policy” for the definition of the terms “change in control,” “without cause” and “good reason” as used in the Change in Control Policy.

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

Refer to “—Potential Payments upon Termination or Change in Control—Change in Control Policy” for detailed information about payments and benefits that our executive officers are eligible to receive under the Change in Control Policy.

Severance Plan

Oncor also makes available a Severance Plan (Severance Plan) to provide certain benefits to eligible executives. The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•Cause (as defined in the Severance Plan);

•Disability of the employee, if the employee is a participant in our long-term disability plan; or

•A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

We believe it is important to have a severance plan in place to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals. Refer to “—Potential Payments upon Termination or Change in Control” for detailed information about payments and benefits that our executive officers are eligible to receive under the Severance Plan.

Tax/Accounting Considerations

The O&C Committee administers our executive compensation programs with the good faith intention of complying with the Code, including Section 409A, as well as other applicable regulations and accounting rules.

Organization and Compensation Committee Report

The O&C Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K. Based on such review and discussions, the O&C Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Organization and Compensation Committee

Timothy A. Mack, Chair

Thomas M. Dunning

Jeffrey W. Martin

W. Kelvin Walker

Steven J. Zucchet

The information contained herein under the heading “Organization and Compensation Committee Report” is not to be deemed to be “soliciting material” or “filed” with the SEC pursuant to Section 407(e)(5) of SEC Regulation S-K.

Compensation Committee Interlocks and Insider Participation

Messrs. Mack (appointed March 9, 2021), Dunning, Martin, Walker (appointed April 28, 2021), Wortham (resigned March 8, 2021) and Zucchet each served as members of our O&C Committee during 2021. Two of our O&C Committee members, Mr. Martin and Mr. Zucchet, are not classified as Disinterested Directors under the standards set forth in the Limited Liability Company Agreement. Mr. Martin is the Chairman and Chief Executive Officer of Sempra, and was designated to serve on our board of directors by Sempra (through Oncor Holdings). Mr. Zucchet is employed by OMERS Infrastructure Management Inc., an affiliate of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company. Mr. Zucchet was appointed to our board of directors by Texas Transmission. No member of the O&C Committee is or has ever been one of our officers or employees.

In April 2021, Mr. Walker was appointed by our board of directors to serve on the O&C Committee. Mr. Walker is the chief executive officer of the Dallas Citizens Council, a 501(c)(6) non-profit organization made up of over 150 chief executive officers and other top business leaders in North Texas that focuses on advancing public policy issues impacting the Dallas area. Mr. Nye, our CEO, serves on the board of directors of the Dallas Citizens Council.

COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the aggregate compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2021, 2020 and 2019 in which they served as a Named Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
E. Allen Nye, Jr.
Chief Executive	2021	1,034,167	-	4,563,272	108,664	163,883	5,869,986
	2020	977,750	-	4,005,135	161,162	115,228	5,259,275
	2019	930,833	1,864,800	2,252,172	149,256	166,688	5,363,749
Don J. Clevenger
Senior Vice President & Chief Financial Officer	2021	578,333	-	1,358,229	46,188	83,450	2,066,200
	2020	544,750	-	1,335,936	94,669	87,053	2,062,408
	2019	513,583	-	1,304,323	127,471	77,522	2,022,899
Deborah L. Dennis
Senior Vice President, Chief Customer Officer & Chief HR Officer	2021	426,083	-	751,908	494,847	75,250	1,748,088
	2020	405,667	-	760,382	844,090	69,250	2,079,389
	2019	382,917	-	596,785	849,733	71,122	1,900,557
James A. Greer
Executive Vice President & Chief Operating Officer	2021	593,917	-	1,611,423	1,651,389	89,110	3,945,839
	2020	569,917	-	1,491,156	1,811,239	73,945	3,946,257
	2019	547,833	159,840	1,256,196	1,741,181	70,902	3,775,952
Matthew C. Henry
Senior Vice President, General Counsel & Secretary	2021	581,917	-	1,452,404	60,441	80,001	2,174,763
	2020	558,833	888,470	1,389,031	60,235	63,223	2,959,792
	2019	537,750	801,291	418,186	21,840	71,738	1,850,805

______________

(1)Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, as described in the Grants of Plan-Based Awards – 2021 below. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amounts in this column for 2021 represent awards to be paid in 2022 that were earned by the executive for the 2019-2021 performance period. The below table reflects the amounts paid with respect to each plan’s performance period ending on December 31, 2021.

Name	Executive Annual Incentive Plan ($)	Long-Term Incentive Plan ($)
E. Allen Nye, Jr.	1,581,031	2,982,241
Don J. Clevenger	478,917	879,312
Deborah L. Dennis	352,839	399,069
James A. Greer	590,185	1,021,238
Matthew C. Henry	530,072	922,332

(2)Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan. With respect to the Oncor Retirement Plan, Ms. Dennis and Mr. Greer participate in the traditional defined benefit component and Messrs. Nye, Clevenger, and Henry participate in the cash balance component. There are no above-market or preferential earnings for nonqualified deferred compensation. For a more detailed description of these plans and the calculation of actuarial value, see “—Compensation Elements—Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.

(3)Amounts reported as “All Other Compensation” for 2021 are attributable to the executive’s receipt of certain compensation as described in the following table:

2021 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)(a)	Salary Deferral Program Company Match ($)(b)	Perquisites ($)(c)	Total ($)
E. Allen Nye, Jr.	16,583	82,733	64,567	163,883
Don J. Clevenger	17,343	46,267	19,840	83,450
Deborah L. Dennis	13,120	34,087	28,043	75,250
James A. Greer	11,342	47,513	30,255	89,110
Matthew C. Henry	17,342	46,553	16,106	80,001

______________

(a)Amounts represent company matching amounts under our thrift plan. For a more detailed description of the thrift plan, see “—Compensation Elements—Deferred Compensation and Retirement Plans—Thrift Plan.”

(b)Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation – 2021 table below for a more detailed description of the Salary Deferral Program.

(c)Amounts reported under this column represent the aggregate amount of incremental cost to Oncor for the perquisites received by each Named Executive Officer. These incremental costs consist of (i) executive physicals and related health tests for each of Messrs. Nye, Clevenger and Greer and Ms. Dennis, (ii) financial planning services for each of Messrs. Nye and Greer and Ms. Dennis, (iii) country club/luncheon club dues for Messrs. Nye, Clevenger and Henry and Ms. Dennis, (iv) spouse travel expenses for Ms. Dennis, with respect to her spouse accompanying her on a business trip, (v) recreational activities for Mr. Henry relating to one-time golf fees, and (vi) personal security costs for Messrs. Nye ($36,331.95), Greer and Henry invoiced to Oncor attributable to security at their respective personal residences in response to heightened security risks. In addition, each of Messrs. Nye, Clevenger and Henry received various sporting event tickets for personal use, for which there was no incremental cost to the company. For a discussion of the perquisites received by our executive officers, see “—Compensation Elements—Perquisites and Other Benefits.”

Grants of Plan-Based Awards – 2021

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2021.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	517,083	1,034,165	1,861,498
Long-Term Incentive Plan (2)	1,802,500	3,605,000	5,407,500
Don J. Clevenger
Executive Annual Incentive Plan (1)	187,958	375,916	563,874
Long-Term Incentive Plan (2)	503,125	1,006,250	1,509,375
Deborah L. Dennis
Executive Annual Incentive Plan (1)	138,477	276,954	415,430
Long-Term Incentive Plan (2)	220,480	440,960	661,440
James A. Greer
Executive Annual Incentive Plan (1)	193,023	386,045	694,882
Long-Term Incentive Plan (2)	546,675	1,093,350	1,640,025
Matthew C. Henry
Executive Annual Incentive Plan (1)	189,123	378,245	624,105
Long-Term Incentive Plan (2)	425,565	851,130	1,276,695

________________

(1)The amounts reported reflect the threshold, target, and maximum amounts available under the Executive Annual Incentive Plan.  The O&C Committee set performance level metrics for the plan and individual target amounts in February 2021 and final award payout amounts were determined by the O&C Committee in February 2022. The actual awards for the 2021 plan year will be paid in March 2022 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Threshold payout amounts for the Executive Annual Incentive Plan reflect the minimum final funding percentage of 50% multiplied by the target award. Maximum payout amounts for the Executive Annual Incentive Plan reflect a payout of 150%

multiplied by the target award, multiplied by any individual performance modifiers awarded to the executive by the O&C Committee (120% for each of Messrs. Nye and Greer and 110% for Mr. Henry). The Executive Annual Incentive Plan provides that the final funding percentage for awards under the plan cannot exceed 150%. It is the intent of the O&C Committee to administer the plan so that application of any individual performance modifiers (which under the plan may be plus or minus 50%) would not result in payouts of more than 150% of target award. However, the O&C Committee has discretion in how it administers the plan and could adjust payout maximums as it deems necessary.

(2)The amounts reported reflect the threshold, target and maximum amounts available for award grants made in 2021 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2021 and any final awards will be payable on or before April 1, 2024 based on achievement of performance goals for the 2021-2023 performance period, as discussed in more detail below under “—Long-Term Incentive Plan.” Under the Long-Term Incentive Plan, threshold payout amounts reflect the minimum final funding percentage of 50% multiplied by the target award. Under the Long-Term Incentive Plan, maximum payout amounts are limited to 150% of the target award. Actual awards for the performance period ending on December 31, 2021 will be paid on or before April 1, 2022 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Executive Annual Incentive Plan 2021 Awards

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual award for the successful attainment of certain annual performance goals and business objectives that are established by the O&C Committee. Elected officers of the company having a title of vice president or above and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a January 1 to December 31 plan year. The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan. Participants who die, become disabled or retire during a plan year are eligible to receive prorated awards under the plan for that plan year provided they completed at least three full months of employment in such plan year. Any awards to executive officers are in the sole discretion of the O&C Committee, and those awards are prorated for the number of months in which the individual was employed by the company in such plan year.

To calculate awards, a final funding percentage is determined by the O&C Committee based on achievement of operational metrics set by the O&C Committee. The target award for each participant in the Executive Annual Incentive Plan is then multiplied by the final funding percentage and any individual performance modifier to determine the final Executive Annual Incentive Plan award for each such participant.

For 2021, the O&C Committee used four operational metrics, which are set forth in the table below, to determine a final funding percentage.

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

For further information on the operational metrics, see “—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee determined the weighting of each of those metrics within the total weighted operational metric funding percentage and threshold, target, superior, and aspirational performance goals. Achievement of threshold, target, superior and aspirational levels results in funding for a specific metric of 50%, 100%, 150%, and 200%, respectively. Once the threshold level has been achieved, actual results in between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis (up to 150% for achievement of the superior performance level and 200% for achievement of the aspirational performance level). The Executive Annual

Incentive Plan provides that if the total weighted operational metric funding percentage is less than 50% or more than 150%, the final funding percentage is 50% or 150%, respectively. For 2021, the weighting, actual results and funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Aspirational(4)	Actual Results	Funding Percentage(5)
Safety
DART(6)	35%	Industry Average	N/A	Industry Top Quartile	0.00	.38	44.2%
Reliability (measured in minutes)
Non-storm SAIDI (minutes)(7)	35%	Oncor’s PUCT System Reliability Standard – 96.3	N/A	Midpoint between Top Quartile and Top Decile SAIDI	N/A	78.5	38.2%
Operational Efficiency - O&M Cost Per Customer (measured in $ per customer)
O&M and SG&A Per Customer(8) (9)	10%	$211.96	$207.88	<=$203.81	N/A	$203.34	15.0%
Infrastructure Readiness
Capital expenditures per three year average kW peak (9)	20%	95.00%, 105.00%	97.00%, 103.00%	98.00%, 102.00%	N/A	101.27%	30.0%
		Final Funding Percentage					127.4%

__________

(1)Achievement up to the threshold operational metric level results in funding of 50% of the available funding percentage for that specific operational metric.

(2)Achievement of the target operational metric level results in funding of 100% of the available funding percentage for that specific operational metric.

(3)Achievement of the superior operational metric level results in funding of 150% of the available funding percentage for that specific operational metric.

(4)Achievement of the aspirational operational metric level results in funding of 200% of the available funding percentage for that specific operational metric.

(5)Funding Percentage is calculated using actual results and taking into account any applicable modifiers.

(6)DART threshold and superior performance goals were set by the O&C Committee in February 2021 as industry average and industry top quartile, respectively. In February 2022, the O&C Committee certified the specific performance goal amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry DART rates for 2016-2020.

(7)Non-storm SAIDI threshold and superior goals were set by the O&C Committee in February 2021 as the Oncor service area 2021 PUCT reliability standard in accordance with 16 Texas Administrative Code (TAC) § 25.52 and the midpoint between the 2021 top quartile and top decile industry non-storm SAIDI performance, respectively. In February 2022, the O&C Committee certified the specific performance goal amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry non-storm SAIDI performance for 2016-2020.

(8)For purposes of operational efficiency, the O&C Committee excluded from both goals and results regulatory mandated cost of service expenses, energy efficiency expenses, third-party network transmission fees (which are recovered through tariff adjustments) and excess costs of grid studies and services (which are recovered from requesting third parties).

(9)For purposes of actual results for O&M, SG&A, and capital expenditures, the O&C Committee excluded the impacts of certain expenditures that were not anticipated at the time the O&C Committee set the performance goals in the first quarter of 2021, primarily related to grid hardening efforts following the February 2021 Winter Storm.

For 2021, the final funding percentage was 127.4%, based on achievement of the operational metrics. To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of actual base salary, is multiplied by the final funding percentage and any individual performance modifier. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include new or unexpected responsibilities, company achievement of financial or operational measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. In October 2021, the O&C Committee approved individual performance modifiers for Messrs. Nye, Greer and Henry of 120%, 120%, and 110%, respectively.

Long-Term Incentive Plan

Our board of directors adopted the Long-Term Incentive Plan effective January 1, 2013 and delegated administration of the Long-Term Incentive Plan to the O&C Committee. The Long-Term Incentive Plan was most recently amended and restated effective December 31, 2021. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36-month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion. The participants for each performance period shall be determined by the O&C Committee not later than the 90th day after commencement of the performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within the first 90 days of the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units, and may also be determined on an absolute basis or relative to internal goals, or relative to levels attained in prior years, or relative to other companies or indices, or as ratios expressing relationships between two or more performance goals.

2021 Grants of Long-Term Incentive Awards

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2021 for the 2021-2023 performance period consist of: (1) the weighted achievement of operational performance metrics consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding extraordinary items) during the performance period, using the adjusted net income for the 2020 fiscal year as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value.

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

2021 - 2023 Performance Period (awards granted in 2021, payable in 2024)
Weighting	Performance Metric	Performance Goal(1)(2)
45%	Safety – measured by DART; (average rate)	Threshold:	Industry Average
		Superior:	Industry Top Quartile
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI (minutes)	Threshold:	Oncor’s PUCT System Reliability Standard – 288.9
		Superior:	Midpoint between Top Quartile and Top Decile SAIDI
		Aspirational:	N/A
Plus:
Actual %	Net Income Growth Adder – Growth Rate ‘20-‘23(3)
TBD

__________

(1)For the years 2021 and 2022 in the performance period, industry performance will be determined by the O&C Committee using industry performance data for each respective year. For 2023, industry performance will be calculated based on a projected linear trend utilizing industry rates for 2018-2022.

(2)The achievement of threshold, superior and aspirational levels results in funding for a specific metric of 50%, 150% and 200%, respectively.

(3)The net income growth adder is calculated as the actual percentage in net income growth from the 2020 baseline through 2023, weather-normalized and excluding extraordinary items.

The final funding percentage for long-term incentive awards granted in 2021 is the sum of the aggregate weighted operational goal percentage and the net income growth adder percentage. The amount of each Long-Term Incentive Plan award is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

Certification of performance goal amounts and performance goal achievement will be determined by the O&C Committee in the first quarter of 2024.

2019 Grants of Long-Term Incentive Awards

The funding of each Long-Term Incentive Plan award granted in 2019 was contingent first upon Oncor achieving a cumulative threshold net income level for the three-year period, to determine a funding trigger percentage. For awards granted in 2019, the funding trigger percentage for the performance period equals 50% if the threshold level is met or 100% if the target level is met or exceeded. The applicable funding trigger percentage for performance between threshold and target levels is determined on a straight line interpolation basis. If Oncor failed to achieve the stated threshold net income level for the three-year period, the funding trigger percentage is zero and no award is payable.

Once a funding trigger percentage is determined, a weighted operational goal percentage is determined based on Oncor’s satisfaction of four operational metrics. The operational metrics used for 2019 Long-Term Incentive Plan awards were safety, reliability, operational efficiency, and infrastructure readiness, which mirrored the operational metrics used for awards under the Executive Annual Incentive Plan. The purpose of these operational metrics is to promote enhancement of our services to customers. For further information on these operational metrics, see “—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee sets the threshold, target and superior levels for each operational metric. The achievement of those levels results in funding for a specific metric of 50%, 100% and 150%, respectively. Once the threshold level has been achieved, actual results in between each level result in a funding percentage equal to the percentage of the target achieved. Based on the weighting for each operational metric, an aggregate weighted operational goal percentage is determined. The final funding percentage is then calculated as the product of the funding trigger percentage multiplied by the weighted operational goal percentage.

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

In February 2022, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2019 with a performance period that ended on December 31, 2021. The performance goals achieved for the 2019-2021 performance goal period were certified by the O&C Committee as follows:

2019 - 2021 Performance Period Results (awards granted in 2019, payable in 2022)
Funding Trigger		Threshold	Target	Actual	Achievement
Net Income ($ millions; 2019-2021 cumulative)(1)(2)		1,790.5	2,106.5	2,130.9	103.9%
2019 - 2021 Performance Goals
Weighting	Performance Metric	Performance Level		Actual	Achievement(3)
	Safety - measured by DART; cumulative	Threshold	0.56
30%		Target	0.45	.32	37.2%
		Superior	0.29
	Reliability - measured by non-storm SAIDI in minutes; cumulative	Threshold	272.0
30%		Target	253.0	242.0	35.9%
		Superior	225.0
	Operational efficiency − measured by O&M and SG&A on a cost per customer basis, $; average(4)(5)(6)	Threshold	206.81
30%		Target	193.28	192.18	31.2%
		Superior	179.75
	Operational efficiency − measured by an infrastructure readiness metric based on the capital expenditure per three year average kW peak; %; cumulative(6)(7)	Threshold	97.0%, 105.0%
10%		Target	98.0%, 103.0%	102.2%	12.6%
		Superior	99.0%, 101.49%
Weighted Operational Goal Percentage:					116.9%

__________

(1)For purposes of the net income threshold and target levels, the O&C Committee in 2019 set levels as 85% and 100%, respectively, of the projected net income for each year in the performance period as set forth in the financial plans for each of the 2019-2021 years, with the actual threshold and target levels set by the O&C Committee in the first 90 days after the start of each year.

(2)For purposes of year 2021 in the performance period, the O&C Committee excluded from net income a favorable accounting adjustment for prior period amortization expense. For purposes of the years 2020 and 2021 in the performance period, the O&C Committee excluded from net income long-term incentive compensation, certain pension and OPEB costs, and special project costs. For purposes of the year 2019 in the performance period, the O&C Committee excluded from net income all earnings, expenses and transition costs related to the 2019 InfraREIT Acquisition, the impact of long-term incentive compensation, performance bonus expenses, certain pension and OPEB costs, and special project costs.

(3)Achievement reflects actual performance after taking into account applicable modifiers.

(4)For purposes of the O&M and SG&A threshold, target and superior levels, the O&C Committee in 2019 set levels as 107%, 100% and 93%, respectively, of the projected average O&M and SG&A (on a cost per customer basis) for each year in the performance period as set forth in the financial plans for each of the 2019-2021 years, with the actual threshold, target and superior levels set by the O&C Committee in the first 90 days after the start of each year

(5)The O&C Committee excluded from O&M and SG&A goals and results for each year in the performance period the regulatory mandated cost of service expenses, energy efficiency expenses, certain third party network transmission fees that are recovered through tariff adjustments, excess costs of grid studies and services (which are recovered from requesting third parties), and long-

term incentive compensation, and, for the year 2019 in the performance period, the impacts from the InfraREIT Acquisition and performance bonus expenses.

(6)For purposes of actual results for O&M, SG&A, and capital expenditures for the year 2021 in the performance period, the O&C Committee excluded the impacts of certain expenditures that were not anticipated at the time the O&C Committee set the performance goals in the first quarter of 2021, primarily related to grid hardening efforts following the February 2021 Winter Storm.

(7)The O&C Committee excluded from infrastructure readiness goals and results for the year 2019 the impacts from the InfraREIT Acquisition.

Pursuant to the terms of the 2019 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage certified by the O&C Committee in February 2022 and the target opportunity dollar amount stated in each individual award agreement. The O&C Committee certified a funding trigger percentage of 100.0%, a weighted operational goal percentage of 116.9%, and a final funding percentage of 116.9%. For the awards payable to each Named Executive Officer, see “—Compensation Elements—Long-Term Incentives.”

Other Terms of the Long-Term Incentive Plan

The Long-Term Incentive Plan encourages retention of executive officers and key employees by stipulating performance periods of generally 36 months. Participants must be continuously employed by us through the last day of the performance period in order to receive a long-term incentive award for that performance period. If a participant is employed by us on the last day of the performance period but his/her employment terminates for any reason other than by us for cause prior to the payment of the award for that performance period, the participant will be entitled to receive payment of the award. In the event a participant is terminated by us for cause, the participant will forfeit any unpaid Long-Term Incentive Plan award. Cause has the definition assigned to such term in any employment agreement or change-in-control agreement in effect between the participant and us or any other surviving entity in any change in control transaction or any affiliate thereof which employs the participant at the time of and/or following a change in control (Surviving Entity). If no such agreement exists, cause is defined as (i) the participant engaging in conduct in carrying out his or her employment duties to the Surviving Entity that constitutes (a) a breach of fiduciary duty to the Surviving Entity or its equity holders, (b) gross neglect, or (c) gross misconduct resulting in material and objectively determinable damage to the business of the Surviving Entity, or (ii) the indictment of the participant for, or the participant’s plea of nolo contendere to, a felony or misdemeanor involving moral turpitude. In addition, the Long-Term Incentive Plan provides that a termination shall not constitute a termination for cause for a participant unless the participant has received written notice specifying the alleged misconduct constituting cause, the participant has been given an opportunity to be heard by the board of directors of the Surviving Entity, as applicable, and following such hearing, the applicable board of directors determines in good faith and by at least a two-thirds vote that the termination for cause is appropriate under the circumstances.

The Long-Term Incentive Plan defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the PUCT approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the Limited Liability Agreement).

The Long-Term Incentive Plan defines good reason to mean any of the following events or actions taken without the express, voluntary consent of the participant: (i) a material reduction in the participant’s base salary or incentive compensation opportunity, other than a broad-based reduction of base salaries or incentive compensation of all similarly situated employees of the Surviving Entity, unless such broad-based reduction only applies to former employees of Oncor; (ii) a material reduction in the aggregate type, level or value of benefits for which the participant is eligible, immediately prior to the change in control, other than a broad-based reduction applicable to all similarly situated employees of the Surviving Entity, unless such reduction only applies to former employees of Oncor; (iii) a material reduction in the participant’s authority, duties or responsibilities, including an adverse change in (a) the participant’s title, reporting level, reporting line or structure, scope of responsibilities, or management authority, or (b) the scope or size of the business, entity, or budget for which the participant had responsibility, in each case as in effect immediately prior to the effective time of the change in control; (iv) the participant’s primary work location is relocated, resulting in an increase in the participant’s work commute in excess of thirty-five miles more than the participant’s work commute immediately prior to the change in control; (v) a material breach by the Surviving Entity of the terms of any employment agreement with the participant; (vi) the failure of Oncor to obtain an agreement by the Surviving Entity, if such entity is not Oncor, to fully assume and perform the provisions of the Long-Term Incentive Plan; or (vii) the participant is asked or required to resign in connection with a change in control and does so resign. In order to constitute a resignation with good reason, however, (x) the participant must provide written notice to the Surviving Entity describing the event or condition constituting good reason within a period of not more than 90 days from the initial occurrence of such event or circumstance, (y) if the applicable event or circumstance is capable of being cured, the Surviving Entity fails or refuses to fully remedy such event or circumstance within a 30-day cure period following the receipt of such notice, and (z) the participant terminates the participant’s employment within two years following the initial existence of one or more of the preceding events or actions.

If a participant’s employment is terminated for reasons other than death, disability, retirement or following a change in control prior to the last day of the performance period, all of such participant’s outstanding and unpaid Long-Term Incentive Plan awards will be cancelled. Upon a termination due to death, disability or retirement, for each outstanding Long-Term Incentive Plan unpaid award, the participant (or his/her beneficiary in the case of death) will be entitled to receive, on the same date as awards are paid for that period to other participants, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on actual performance of Oncor during the performance period. In the event of a separation from service within two years following a change in control that is initiated by the Surviving Entity for any reason other than for cause, or initiated by the participant for good reason, a participant shall be entitled to receive an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on target performance, which amount will be paid at the same time as paid to current participants, unless the applicable change in control meets certain change in ownership or control provisions of Section 409A(a)(2)(A)(v) of the Code, in which case the amounts will be payable within 60 days following the participant’s separation from service.

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

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits, in connection with, or following, the retirement of Named Executive Officers for the fiscal year ended December 31, 2021:

Name	Plan Name	Number of Years Accredited Service(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(2)
E. Allen Nye, Jr.	Oncor Retirement Plan	10.00	165,665	-
	Supplemental Retirement Plan	10.00	539,592	-
Don J. Clevenger	Oncor Retirement Plan	16.67	290,625	-
	Supplemental Retirement Plan	16.67	339,264	-
Deborah L. Dennis	Oncor Retirement Plan	42.08	4,091,450	-
	Supplemental Retirement Plan	42.08	2,103,110	-
James A. Greer	Oncor Retirement Plan	36.50	3,246,218	-
	Supplemental Retirement Plan	36.50	6,729,027	-
Matthew C. Henry(3)	Oncor Retirement Plan	2.75	49,903	-
	Supplemental Retirement Plan	2.75	92,613	-

_____________

(1)Accredited service for each of the plans is determined based on an employee’s age and hire date. Employees hired by Oncor or certain affiliates prior to January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 25. Employees hired after January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 21.

(2)While no payments were made to the Named Executive Officers under the Supplemental Retirement Plan in 2021, distributions were made from each participant’s account in December 2021 to pay required Federal Insurance Contributions Act (FICA) taxes with respect to the participant’s respective accrued benefit in the plan.

(3)As of December 31, 2021, Mr. Henry did not meet the three year vesting requirement and as a result would have forfeited his accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan upon a separation of service.

The Oncor Retirement Plan contains both a traditional defined benefit component and a cash balance component. Only employees hired before January 1, 2002 may participate in the traditional defined benefit component. All new employees hired after January 1, 2002 participate in the cash balance component. In addition, the cash balance component covers employees previously participating in the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance component during a special one-time election opportunity effective in 2002. The employees that participate in the traditional defined benefit component do not participate in the cash balance component.

Annual retirement benefits under the traditional defined benefit component, which applied during 2021 to Ms. Dennis and Mr. Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his/her three years of highest earnings. Under the cash balance component, which covers Messrs. Nye, Clevenger, and Henry, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2021 of each Named Executive Officer’s Oncor Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2021. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefits for the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under either the Oncor Retirement Plan or Supplemental Retirement Plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 50% will elect a 100% joint and survivor annuity and 50% will elect a single life annuity. Post-retirement mortality was based on the Pri-2012 amounts-weighted mortality table projected generationally from 2012 with scale MP-2021. A discount rate of 2.74% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.00% and then discounted back to December 31, 2021, at 2.74%. For married executives, it is assumed that 85% will elect a lump sum, 5% will elect a joint and survivor annuity and 10% will elect a single life annuity. Post-retirement mortality for annuity recipients was based on the Pri-2012 amounts-weighted mortality table projected generationally from 2012 with scale MP-2021. No pre-retirement mortality or turnover assumptions were applied.

The present values of accumulated benefits for the Supplemental Retirement Plan as of December 31, 2021 were offset by the permissible distribution made on December 30, 2021 to satisfy FICA taxes.

Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service. Mr. Greer is eligible for early retirement benefits. Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62. As Ms. Dennis has achieved age 65, she is eligible for normal retirement and her full retirement benefits. Participants in the cash balance component of the Oncor Retirement Plan can receive their benefit upon retirement or upon separation of service with the company. Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable upon the later of (i) a fully vested participant’s separation from service or (ii) the date a fully vested participant would have achieved ten years of accredited service if the participant had remained in continuous employment and not experienced a separation of service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan. However, for either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable as soon as reasonably practical and within 90 days following a separation of service if the lump sum present value of the participant’s total vested benefit amount is less than the dollar amount under the applicable provision of the Code ($19,500 in 2021). Benefits under the Supplemental Retirement Plan are only available to our executive officers and certain other key employees.

Nonqualified Deferred Compensation – 2021

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2021:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Salary Deferral Program	82,733	82,733	192,521	133,024	1,280,479
Don J. Clevenger
Salary Deferral Program	46,267	46,267	131,759	131,045	918,909
Deborah L. Dennis
Salary Deferral Program	34,087	34,087	191,747	-	1,542,043
James A. Greer
Salary Deferral Program	47,513	47,513	175,932	151,298	1,036,932
Matthew C. Henry
Salary Deferral Program	46,553	46,553	31,888	-	391,203

_______________

(1)Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.

(2)Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.

(3)$394,092, $291,491, $494,813, $325,255, and $120,995 represent company match accounts prior to 2021 for Mr. Nye, Mr. Clevenger, Ms. Dennis, Mr. Greer, and Mr. Henry, respectively, and as a result to the extent any were Named Executive Officers in previous years were included as compensation in the Summary Compensation Table in previous years for the year earned, as applicable.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($133,620 for the program year beginning January 1, 2021) may elect to defer up to 50% of annual base salary and/or up to 85% of any bonus or incentive award. This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of base salary deferred under the Salary Deferral Program. Oncor does not match deferred annual incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor. The definitions of “cause,” “change in control,” and “good reason” are substantially consistent with the same definitions in the Change in Control Policy, see “—Potential Payments upon Termination or Change in Control—Change in Control Policy.” Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause, for good reason or in connection with a change in control of Oncor. The amounts shown below for current executive officers assume that such a termination of employment and/or change in control occurred on December 31, 2021.

In 2021, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below. In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause, death, disability, retirement at the age of 62 or later, or termination for good reason following a change in control. The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from termination without cause, death, disability, retirement at the age of 62 or later or a termination for good reason following the occurrence of a change in control. Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation – 2021 table above. For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation – 2021 table and the narrative following such table.

Messrs. Nye, Clevenger and Henry participate in the cash balance component of the Oncor Retirement Plan and as a result can elect to receive their Oncor Retirement Plan benefits as a lump sum upon separation of service with the company. In addition, since Messrs. Nye and Clevenger are fully vested, each would receive their Supplemental Retirement Plan benefits as a lump sum upon separation of service.  As of December 31, 2021, Mr. Henry did not meet the three year vesting requirement and as a result would have forfeited his accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan upon a separation of service. Ms. Dennis and Mr. Greer participate in the traditional defined benefit component of the Oncor Retirement Plan. Since Mr. Greer has satisfied the age requirement and 15 years of accredited service, he is eligible to retire early upon termination of employment. Since Ms. Dennis has reached age 65 and achieved 15 years of accredited service, she is eligible to retire upon termination of employment. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans. For a more detailed discussion of the terms of the Oncor Retirement Plan and Supplemental Retirement Plan, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability. Any benefits received under these policies are paid to the beneficiary by a third-party provider.

1. Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	5,262,495	7,121,901
Executive Annual Incentive Plan	-	-	1,034,165	1,034,165	-	-
Salary Deferral Program(3)	-	-	640,239	640,239	640,239	640,239
Long-Term Incentive Plan(4)	2,551,104	-	5,861,899	5,861,899	5,861,899	5,861,899

Health & Welfare
− Medical/COBRA	-	-	-	-	64,512	64,512
− Dental/COBRA	-	-	-	-	4,137	4,137
Outplacement Assistance	-	-	-	-	40,000	40,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$2,551,104	$ -	$7,536,303	$7,536,303	$11,873,282	$13,732,688

________________

(1)Reflects amounts payable pursuant to the Severance Plan.

(2)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy, plus a reduction of benefits pursuant to the Change in Control Policy to bring total applicable amounts payable under the policy under an excise tax threshold, assuming applicability of certain excess parachute payment provisions in the Code to a change in control event under the Change in Control Policy.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

2. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	990,916	3,348,664
Executive Annual Incentive Plan	-	-	375,916	375,916	-	-
Salary Deferral Program(3)	-	-	456,055	456,055	456,055	456,055
Long-Term Incentive Plan(4)	752,192		1,720,231	1,720,231	1,720,231	1,720,231
Health & Welfare
− Medical/COBRA	-	-	-	-	43,008	43,008
− Dental/COBRA	-	-	-	-	2,758	2,758
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$752,192	$ -	$2,552,202	$2,552,202	$3,237,968	$5,595,716

_________________

(1)Reflects amounts payable pursuant to the Severance Plan.

(2)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

3. Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	941,173	1,728,862
Executive Annual Incentive Plan	276,954	-	-	276,954	276,954	-	-
Salary Deferral Program(4)	-	-	-	-	-	-	-
Long-Term Incentive Plan(5)	729,796	341,376	-	729,796	729,796	729,796	729,796
Health & Welfare
− Medical/COBRA	-	-	-	-	-	29,304	29,304
− Dental/COBRA	-	-	-	-	-	1,823	1,823
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	$1,006,750	$341,376	$ -	$1,006,750	$1,006,750	$1,727,096	$2,514,785

_________________

(1)Ms. Dennis participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because she has reached age 65 and achieved 15 years of accredited service, under the terms of the plans she is eligible to retire upon termination of employment.

(2)Reflects amounts payable pursuant to the Severance Plan.

(3)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.

(4)Ms. Dennis is fully vested in the Salary Deferral Program as a result of her eligibility to retire upon termination of employment, and therefore no additional vesting would occur as a result of any termination of her employment.

(5)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

4. Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	1,095,500	3,422,180
Executive Annual Incentive Plan	386,045	-	-	386,045	386,045	-	-
Salary Deferral Program(4)	469,856	-	-	492,855	492,855	492,855	492,855
Long-Term Incentive Plan(5)	1,938,903	873,600		1,938,903	1,938,903	1,938,903	1,938,903

Health & Welfare
− Medical/COBRA	-	-	-	-	-	43,008	43,008
− Dental/COBRA	-	-	-	-	-	2,742	2,742
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	$2,794,804	$873,600	$ -	$2,817,803	$2,817,803	$3,598,008	$5,924,688

_________________

(1)Mr. Greer participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 55 and achieved 15 years of accredited service, under the terms of the plans he is eligible to retire early upon termination of employment.

(2)Reflects amounts payable pursuant to the Severance Plan.

(3)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.

(4)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(5)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5. Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause or For Good Reason(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	992,245	3,354,980
Executive Annual Incentive Plan	-	-	378,245	378,245	-	-
Salary Deferral Program(3)			195,602	195,602	195,602	195,602
Long-Term Incentive Plan(4)	788,992		1,618,811	1,618,811	1,618,811	1,618,811
Health & Welfare
− Medical/COBRA	-	-	-	-	43,008	43,008
− Dental/COBRA	-	-	-	-	2,758	2,758
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$788,992	$ -	$2,192,658	$2,192,658	$2,877,424	$5,240,159

_________________

(1)Reflects amounts payable pursuant to the Severance Plan.

(2)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

(5)

Change in Control Policy

Oncor maintains the Change in Control Policy for our senior leadership team, which consists of our executive officers.

The Change in Control Policy provides for the payment of transition benefits to eligible executives if the executive is terminated without cause or resigns for good reason within 24 months following a change in control.

The Change in Control Policy provides that cause has the definition assigned to such term in any employment agreement or change-in-control agreement in effect between the executive and Oncor or any other surviving entity in any change in control transaction or any affiliate thereof which employs the executive at the time of and/or following the change in control (Surviving Company) at the time of termination of employment. If no such agreement exists, cause is defined as (i) the executive engaging in conduct in carrying out his or her employment duties to the Surviving Company that constitutes (a) a breach of fiduciary duty to the Surviving Company or its equity holders, (b) gross neglect, or (c) gross misconduct resulting in material and objectively determinable damage to the business of the Surviving Company, or (ii) the indictment of the executive for, or the executive’s plea of nolo contendere to, a felony or misdemeanor involving moral turpitude. In addition, the Change in Control Policy provides that a termination shall not constitute a termination for cause unless the executive has received written notice specifying the alleged misconduct constituting cause, the executive has been given an opportunity to be heard by the board of directors of the Surviving Company, as applicable, and following such hearing, the applicable board of directors determines in good faith and by at least a two-thirds vote that the termination for cause is appropriate under the circumstances.

The Change in Control Policy defines good reason to mean any of the following events or actions taken without the express, voluntary consent of the executive: (i) a material reduction in the executive’s base salary or incentive compensation opportunity, other than a broad-based reduction of base salaries or incentive compensation of all similarly situated executives of the Surviving Company, unless such broad-based reduction only applies to former executives of Oncor; (ii) a material reduction in the aggregate type, level or value of benefits for which the executive is eligible, immediately prior to the change in control, other than a broad-based reduction applicable to all similarly situated executives of the Surviving Company, unless such reduction only applies to former executives of Oncor; (iii) a material reduction in the executive’s authority, duties or responsibilities, including an adverse change in (a) the executive’s title, reporting level, reporting line or structure, scope of responsibilities, or management authority, or (b) the scope or size of the business, entity, or budget for which the executive had responsibility, in each case as in effect immediately prior to the effective time of the change in control; (iv) the executive’s primary work location is relocated, resulting in an increase in the executive’s work commute in excess of thirty-five miles more than the executive’s work commute immediately prior to the change in control; (v) a material breach by the Surviving Company of the terms of any employment agreement with the executive; (vi) the failure of Oncor to obtain an agreement by the Surviving Company, if such entity is not Oncor, to fully assume and perform the provisions of the Change in Control Policy; or (vii) the executive is asked or required to resign in connection with a change in control and does so resign. In order to constitute a resignation with good reason, however, (x) the executive must provide written notice to the Surviving Company describing the event or condition constituting good reason within a period of not more than 90 days from the initial occurrence of such event or circumstance, (y) if the applicable event or circumstance is capable of being cured, the Surviving Company fails or refuses to fully remedy such event or circumstance within a 30-day cure period following the receipt of such notice, and (z) the executive terminates their employment within two years following the initial existence of one or more of the preceding events or actions.

The Change in Control Policy defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor’s equity by a wholly-owned subsidiary of Sempra; (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the PUCT approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the Limited Liability Agreement).

Our executive officers are eligible to receive the following under the Change in Control Policy:

•A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (3 times for our chief executive, executive vice presidents, chief financial officer and general counsel (Messrs. Nye, Clevenger, Greer, and Henry), and 2 times for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) target annual incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the 20th year of service, and three-weeks’ pay for every year of service above 20 years of service);

•A cash bonus in an amount equal to a pro rata portion of the executive’s target annual incentive award for the year of termination;

•Continued coverage at our expense under our health care benefit plans for the applicable COBRA period with the executive’s contribution for such plans being at the applicable employee rate for 18 months (unless and until the executive becomes eligible for benefits with another employer) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of the CEO or six months, in the case of each other executive, and Oncor will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•Outplacement assistance at our expense for 18 months, in the case of the CEO, and one year, in the case of the other executive officers, up to a maximum of $40,000 for the CEO, and $25,000 for other executives;

•Reimbursement of reasonable legal fees and expenses incurred by an executive in disputing in good faith the benefits under the Change in Control Policy, up to a maximum of $250,000;

•Any vested, accrued benefits to which the executive is entitled under any of our employee benefits plans; and

•If any of the severance benefits described in the Change in Control Policy or any other payments to be received by the executive shall result in an excise tax pursuant to Code Sections 280G or 4999 (excess parachute payments), payable by the executive, then depending on the amounts of any such payments, either (i) a tax gross-up payment will be made to the executive to cover such additional taxes or (ii) a reduction of benefits will be made pursuant to the Change in Control Policy to bring total applicable amounts payable to the executive under the Change in Control Policy and any other payments below the excise tax threshold.

The Change in Control Policy attaches a form of an agreement and release that each executive is required to sign prior to receipt of benefits under the Change in Control Policy, and such form of agreement and release contains a one year non-solicitation period and provisions regarding confidentiality and non-disparagement. For a period of one year after a termination contemplated by the policy, a participant may not recruit, solicit, induce, encourage or in any way cause any employee, consultant or contractor engaged by Oncor or any affiliate to terminate his/her relationship with Oncor. The Change in Control Policy may be amended by our board of directors or a duly authorized committee of our board of directors at any time, except that any amendments that adversely affects the benefits available to eligible participants cannot be made within 24 months of a change in control or while the company is in the process of negotiating a potential transaction or event which, if consummated, would constitute a change in control.

Severance Plan

We maintain the Severance Plan for our executive team, which consists of our executive officers and certain non-executive vice presidents. The purpose of the Severance Plan is to provide benefits to eligible executives who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

•Cause;

•Disability of the employee, if the employee is a participant in our long-term disability plan; or

•A transaction involving the company or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

The Severance Plan provides for severance payments to executives whose employment is involuntarily terminated for reasons other than:

•Cause, which is defined as either (a) the definition in any executive’s applicable employment agreement or change in control agreement or, (b) if there is no such employment or change in control agreement, cause exists: (i) if, in carrying out his or her duties to the Company, an executive engages in conduct that constitutes (A) a breach of his or her fiduciary duty to Oncor, its subsidiaries or shareholders (including a breach or attempted breach of the restrictive covenants under the Severance Plan), (B) gross neglect or (C) gross misconduct resulting in material economic harm to Oncor or its subsidiaries, taken as a whole, or (ii) upon the indictment of the executive, or the plea of guilty or nolo contendere by the executive to a felony or a misdemeanor involving moral turpitude;

•Participation in our employee long-term disability plan or any successor plan; or

•A transaction involving the Company or any of its affiliates in which the executive is offered employment with a company involved in, or related to, the transaction.

Our executive officers are eligible to receive the following under the Severance Plan:

•For covered executives other than our CEO, a one-time lump sum cash severance payment in an amount equal to the greater of (i) the covered executive’s annualized base salary in effect immediately before the termination, plus the covered executive’s target annual incentive award for the year of the termination, or (ii) the amount determined under Oncor’s severance plan for non-executive employees;

•For our CEO, a one-time lump sum cash severance payment in an amount equal to the greater of: (i) (a) a multiple of two times base salary in effect immediately before the termination plus a multiple of two times the target annual incentive award for the year of termination, plus (b) the target annual incentive award for the year of the termination, or (ii) the amount determined under the Oncor’s severance plan for non-executive employees;

•Continued coverage at our expense under our health care benefit plans for 18 months, with the executive’s contribution for such plans being at the applicable employee rate (unless and until the executive becomes eligible for coverage for benefits through employment with another employer, at which time the executive’s required contribution shall be the applicable COBRA rate) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of the CEO, or six months, in the case of each other executive, and Oncor will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•Outplacement assistance at the company’s expense for 18 months, in the case of the CEO, and one year, in the case of other executive officers, up to a maximum of $40,000 for the CEO, and $25,000 for other executives; and

•Any vested accrued benefits to which the executive is entitled under Oncor’s employee benefits plans.

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan-Based Awards – 2021 table.

Salary Deferral Program

For information concerning vesting upon a change of control and termination for good reason, see the narrative that follows the Nonqualified Deferred Compensation – 2021 table.

CEO Pay Ratio for Fiscal Year 2021

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2021, as shown in the Summary Compensation Table above, was $5,869,986.

The median Oncor employee’s annual total compensation in 2021 (other than Mr. Nye) was $136,395, calculated using the same methodology as used in the calculation of the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor thrift plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2021 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2021 was 43:1, when calculated in a manner consistent with Item 402(u) of Regulation S-K.

Identification of Median Employee

For purposes of determining the median Oncor employee, we evaluated all employees, other than Mr. Nye, employed by Oncor as of October 31, 2021 and calculated each such employee’s total cash compensation received through October 31, 2021. Total cash compensation consists of base pay, any incentive compensation, bonuses, and any other cash payments, including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts. We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2021. The total compensation of each employee other than Mr. Nye was then ranked lowest to highest to determine the median employee.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2022 the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor. In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

We believe that the following factors in our employee compensation program limit risks that could be reasonably likely to have a material adverse effect on the company:

•Our compensation program is designed to provide a mix of base salary, annual cash incentives and (for eligible employees) long-term cash incentives, which we believe motivates employees to perform at high levels while mitigating any incentive for short-term risk-taking that could be detrimental to our company’s long-term best interests.

•Our annual cash incentive programs for both executives and non-executives and long-term incentives for eligible employees under our Long-Term Incentive Plan are subject to maximum payout levels, which help avoid excessive total compensation and reduce the incentive to engage in unnecessarily risky behavior.

•We place an emphasis on individual, non-financial performance metrics in determining individual compensation amounts through annual incentive performance modifiers that can adjust awards upward or downward, which serves to restrain the influence of objective factors on incentive pay and provides management (in the case of non-executive employees) and the O&C Committee (in the case of executive employees) the discretion to adjust compensation downward if behaviors are not consistent with Oncor’s business values and objectives.

•Long-term incentives for eligible employees under the Long-Term Incentive Plan are measured over three years to ensure employees have significant value tied to the long-term performance of the company.

•We have internal controls over financial reporting and other financial, operational and compliance policies and practices designed to keep our compensation programs from being susceptible to manipulation by any employee, including our executive officers.

Director Compensation

The O&C Committee determines compensation for members of our board of directors. Directors who are current officers of Oncor and the member directors designated by each of Sempra (through Oncor Holdings) and Texas Transmission to serve on our board of directors do not receive any fees for service as a director. See “Item 10. Directors, Executive Officers and Corporate Governance—Director Appointments” for information regarding the designation of member directors. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2021, other than E. Allen Nye, Jr., whose compensation from Oncor is discussed in “—Compensation Discussion and Analysis” and “—Compensation Tables.” Mr. Nye did not receive any compensation for service on our board of directors.

Name	Total Fees Earned or Paid in Cash ($)
James R. Adams (1)	60,000
Thomas M. Dunning (2)	270,000
Robert A. Estrada (3)	260,000
Printice L. Gary (4)	240,000
William T. Hill, Jr. (5)	255,000
Timothy A. Mack (6)	252,500
Jeffrey W. Martin (7)	—
Trevor I. Mihalik (8)	—
Helen M. Newell (9)	—
Alice L. Rodriguez (10)	180,000
Robert S. Shapard (11)	340,000
W. Kelvin Walker (12)	180,000
Richard W. Wortham III (13)	64,063
Steven J. Zucchet (14)	—

_______________

(1)Mr. Adams’ “Total Fees Earned or Paid in Cash” column reflects $60,000 in fees, paid quarterly in arrears, for serving as a member of our board of directors in the first quarter of 2021. Mr. Adams resigned from our board of directors effective March 8, 2021 in connection with our Limited Liability Company Agreement requirement that two Disinterested Directors roll off our board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance—Director Appointments” for more information. Mr. Adams “Total Fees Earned or Paid in Cash” does not reflect $10,000 contributed by Oncor in June 2021 to LiftFund, a non-profit organization. The contribution was made by Oncor in honor of Mr. Adams in appreciation of his service on our board of directors. Mr. Adams serves on the board of directors of LiftFund.

(2)Mr. Dunning’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for serving as a member of our board of directors in the first quarter of 2021 (of which $3,600 was attributable that quarter to his service as a member of the board of directors of Oncor Holdings), (ii) $60,000 for each of the last three quarters of 2021 for serving as a member of our board of directors, and (iii) $7,500 for each quarter of 2021 for serving as our Lead Disinterested Director.

(3)Mr. Estrada’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each quarter of 2021 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (ii) $5,000 for each quarter of 2021 for serving as chair of the Audit Committee of our board of directors.

(4)Mr. Gary’s “Total Fees Earned or Paid in Cash” column reflects $60,000 in fees, paid quarterly in arrears, for each quarter of 2021 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(5)Mr. Hill’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each quarter of 2021 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (ii) $3,750 for each quarter of 2021 for serving as chair of the Nominating and Governance Committee of our board of directors.

(6)Mr. Mack’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each quarter of 2021 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $4,062.50 for each of the second and third quarters of 2021 for serving as chair of the O&C Committee of our board of directors, and (iii) $4,375 for serving as chair of the O&C Committee of our board of directors in the fourth quarter of 2021.

(7)Mr. Martin was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018. Mr. Martin does not receive any compensation for serving as a member of our board of directors.

(8)Mr. Mihalik was designated to serve on our board of directors by Sempra (through Oncor Holdings) effective March 2020. Mr. Mihalik does not receive any compensation for serving as a member of our board of directors.

(9)Ms. Newell was designated to serve on our board of directors by Texas Transmission in July 2019. Ms. Newell does not receive any compensation from Oncor for serving on our board of directors.

(10)Ms. Rodriguez’s “Total Fees Earned or Paid in Cash” column reflects $60,000 in fees, paid quarterly in arrears, for the last three quarters of 2021 (of which $3,600 was attributable each of those quarters to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(11)Mr. Shapard’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each quarter of 2021 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (ii) $25,000 for each quarter of 2021 (of which $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings) for serving as non-executive Chairman of our board of directors. Mr. Shapard, who retired as Oncor’s CEO in 2018, receives certain payments from Oncor attributable to his prior service as an employee under the Salary Deferral Program as well as certain healthcare premium reimbursements pursuant to our previous executive change in control policy. As these payments are attributable solely to his previous employment as an officer and are not related to his service as a director, these amounts are not included in this table as director compensation.

(12)Mr. Walker’s “Total Fees Earned or Paid in Cash” column reflects $60,000 in fees, paid quarterly in arrears, for the last three quarters of 2021 (of which $3,600 was attributable each of those quarters to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(13)Mr. Wortham’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 (of which $3,600 was attributable that quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors in the first quarter of 2021, and (ii) $4,063 for serving as chair of the O&C Committee of our board of directors in the first quarter of 2021. Mr. Wortham resigned from our board of directors effective March 8, 2021 in connection with our Limited Liability Company Agreement requirement that two Disinterested Directors roll off our board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance—Director Appointments” for more information. Mr. Wortham’s “Total Fees Earned or Paid in Cash” does not reflect $10,000 contributed by Oncor in June 2021 to Episcopal High School (Visual and Performing Arts Center). The contribution was made by Oncor in honor of Mr. Wortham in appreciation of his service on our board of directors.

(14)Mr. Zucchet was designated to serve on our board of directors by Texas Transmission in November 2008. Mr. Zucchet does not receive any compensation for service as a member of our board of directors.

The O&C Committee determines director compensation for the Disinterested Directors on our board of directors and our non-executive Chairman of the board of directors. All director fees are paid quarterly, in arrears. Each Disinterested Director and our non-executive Chairman receives a fee for serving on the board of directors. In addition, the chair of each committee, our Lead Disinterested Director, and our non-executive Chairman each receive additional fees for serving in such roles. For each quarter of 2021 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $60,000, of which amount $3,600 for each of the directors who also served on the board of directors of Oncor Holdings (which consisted of Messrs. Estrada, Gary, Hill, Mack, and Shapard, for each quarter of 2021, Mr. Walker and Ms. Rodriguez, for the last three quarters of 2021, and Messrs. Dunning and Wortham for the first quarter of 2021) was attributable, based on the quarters served, to such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. In addition, for each quarter of 2021, the chair of the Audit Committee (Mr. Estrada) received an additional $5,000 quarterly fee and the chair of the Nominating & Governance Committee (Mr. Hill) received an additional $3,750 quarterly fee for the extra responsibilities associated with each such position. For the first three quarters of 2021, the chair of the O&C Committee (Mr. Wortham for the first quarter and Mr. Mack for the remaining quarters) received an additional $4,062.50 quarterly fee for the extra responsibilities associated with such position, and, in the fourth quarter of 2021 the chair of the O&C Committee (Mr. Mack), received an additional $4,375 quarterly fee for such extra responsibilities associated with the position. See below for a further discussion on the changes to the quarterly compensation for the chair of the O&C Committee. For each quarter of 2021, our Lead Disinterested Director (Mr. Dunning) received an additional

$7,500 quarterly fee for the additional duties associated with that position, and our non-executive Chairman (Mr. Shapard) received an additional $25,000 quarterly fee for the additional duties associated with that position (of which amount $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings).

In October 2021, the O&C Committee engaged PricewaterhouseCoopers to conduct competitive market analysis of Disinterested Directors compensation, compensation of our non-executive Chairman, compensation of our Lead Disinterested Director, and committee chair compensation using the same peer group used in the October 2021 analysis of executive compensation. See “— Overview – Compensation Benchmarking and Market Data—October 2021 Annual Survey and Peer Group Analysis” for a description of this peer group. As a result of this review, the O&C Committee increased the O&C Committee chair fee to $4,375 per quarter to reflect the 50th percentile of fees paid by companies in the peer group, effective as of the quarter beginning October 1, 2021.

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

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2021, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor.

Security Ownership of Equity Interests of Oncor by Certain Beneficial Owners and Management

The following table lists the number of limited liability company membership interests (LLC Units) of Oncor beneficially owned at February 15, 2022 by the holders of more than 5% of our LLC Units (based on information made available to Oncor), our current directors and the Named Executive Officers listed in “Item 11. Executive Compensation—Summary Compensation Table.”

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sempra Energy (a)	509,587,500	80.25%
Texas Transmission Investment LLC (b)	125,412,500	19.75%
Name of Director or Named Executive Officer
Don J. Clevenger	―	―
Deborah L. Dennis	―	―
Thomas M. Dunning	―	―
Robert A. Estrada	―	―
Printice L. Gary	―	―
James A. Greer	―	―
Matthew C. Henry	―	―
William T. Hill, Jr.	―	―
Timothy A. Mack	―	―
Jeffrey W. Martin (c)	―	―
Trevor I. Mihalik (d)	―	―
Helen M. Newell (e)	―	―
E. Allen Nye, Jr.	―	―
Alice L. Rodriguez	―	―
Robert S. Shapard	―	―
W. Kelvin Walker	―	―
Steven J. Zucchet (f)	―	―
All current directors and executive officers as a group (21 persons)	―	―

(a)

Reflects 509,587,500 LLC Units of Oncor owned by Oncor Holdings.  The sole member of Oncor Holdings is STIH. The sole member of STIH is STH. STH is wholly owned by Sempra. The address of Oncor Holdings is 1616 Woodall Rodgers Freeway, Dallas, TX 75202 and the address of each of Sempra, STIH and STH is 488 8th Avenue, San Diego, CA 92101.

(b)

Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor.  The sole member of Texas Transmission is Texas Transmission Finco LLC (TTHC Finco), whose sole member is Texas Transmission Holdings Corporation (TTHC).  The address of each of Texas Transmission, TTHC Finco, and TTHC is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.  BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 50.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 50.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission.  OMERS Administration Corporation (OAC), acting through its infrastructure entity, BPC Penco Corporation, beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units.  Borealis Power is wholly owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation.  The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units.  The address of OAC is 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2.  The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, Canada M5H 2T6.  Cheyne Walk may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares of TTHC, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk shares the power to vote and the power to dispose of 49.5% of each of the Class A Shares and the Class B Shares of TTHC with GIC Special Investments Pte Ltd (GICSI) and GIC Private Limited (GICPL), both of which are private limited companies incorporated in Singapore. GICSI is wholly owned by GICPL, and is the private equity and infrastructure investment arm of GICPL. GICPL is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of the LLC Units held by Texas Transmission. The address of each of Cheyne Walk, GICSI and GICPL is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912.

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

1.the Audit Committee of our board of directors approves or ratifies such transaction in accordance with the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

2.the transaction is approved by the disinterested members of the board of directors; or

3.the transaction involves compensation approved by the O&C Committee of the board of directors.

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

1.any compensation paid to an executive officer or director if the compensation is reported (or would have been reported, in the case of executive officers that are not named executive officers) under Item 402 of Regulation S-K of the Securities Act, provided that such executive officer or director is not an immediate family member of an executive officer or director and provided that the board of directors or the O&C Committee has approved such compensation;

2.any transaction with another company at which a related person’s only relationship is as a director or beneficial owner of less than 10% of that company’s (other than a partnership) ownership interests;

3.any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer) or director;

4.any transaction with a partnership in which a related person’s only relationship is as a limited partner, and the related person is not a general partner and does not hold another position in the partnership, and all related persons have an interest of less than 10% in the partnership;

5.transactions where the related person’s interest arises solely from the ownership of Oncor’s equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis;

6.transactions involving a related party where the rates or charges involved are determined by competitive bids;

7.any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, as rates or charges fixed in conformity with law or governmental authority;

8.any transaction with a related party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar service;

9.transactions available to all employees or customers generally (unless required to be disclosed under Item 404 of Regulation S-K of the Securities Act, if applicable);

10.transactions involving less than $100,000 when aggregated with all similar transactions;

11.transactions between Oncor and its subsidiaries or between subsidiaries of Oncor;

12.transactions not required to be disclosed under Item 404 of Regulation S-K of the Securities Act; and

13.open market purchases of Oncor or its subsidiaries’ debt or equity securities and interest payments on such debt securities.

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

Related Party Transactions

Operation Agreement with Sharyland

 In connection with the InfraREIT Acquisition, Sempra acquired an indirect 50% interest in Sharyland Holdings, L.P., the parent of Sharyland. Pursuant to the PUCT order in Docket No. 48929 approving the InfraREIT Acquisition, upon closing of the InfraREIT Acquisition we entered into an operation agreement pursuant to which we provide certain operations services to Sharyland at cost with no markup or profit. We provided Sharyland with approximately $592,000 worth of services pursuant to this agreement in 2021.

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

For more information on the InfraREIT Acquisition, see Note 12 to Financial Statements.

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

At December 31, 2021, we had $18 million net payables to members under the agreement. It consisted of a current Texas margin tax payable to Sempra totaling $24 million, partially offset by federal income tax receivables totaling $6 million ($5 million due from Sempra and $1 million due from Texas Transmission).

We made a net in lieu of income tax payment of $84 million (including $49 million and $12 million in federal income tax-related payments to Sempra and Texas Transmission, respectively, and $23 million in Texas margin tax-related payments to Sempra) in the year ended December 31, 2021.

Third Amended and Restated Limited Liability Company Agreement of Oncor

In March 2018, in connection with the closing of the Sempra Acquisition, Oncor’s Limited Liability Company Agreement was amended and restated in its entirety as set forth in the Limited Liability Company Agreement. The Limited Liability Company Agreement of Oncor among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Limited Liability Company Agreement provides for the management of Oncor by a board of directors consisting of 13 members, including seven Disinterested Directors, two directors designated by Texas Transmission (subject to certain conditions), two directors designated indirectly by Sempra and two directors that are current or former officers of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

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

The Limited Liability Company Agreement describes Oncor’s procedures and limitations on declaring and paying distributions to members. Pursuant to the Limited Liability Company Agreement, we cannot make any distributions to members (other than contractual tax payments) that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. The distribution restrictions also include the ability of a majority of the Disinterested Directors, or either of the two member directors designated to serve on our board of directors by Texas Transmission, to limit distributions (other than contractual tax payments) to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). In addition, the Limited Liability Company Agreement provides that if Oncor’s senior secured debt credit rating by any one of S&P, Moody’s or Fitch falls below BBB (Baa2) we must suspend distributions (other than contractual tax payments) until otherwise permitted to do so by the PUCT, and requires that Oncor notify the PUCT if either the credit rating of either Sempra or Oncor falls below its then current level. Distributions also cannot be made to the extent they would violate any applicable laws or regulations. Our Limited Liability Company Agreement requires that any changes to such procedures and limitations be approved by Oncor Holdings and Texas Transmission and a majority of our board of directors present and voting, which must include (i) a majority of the Disinterested Directors, (ii) both directors appointed to serve on our board of directors by Sempra (through Oncor Holdings), (iii) both directors that are current or former officers of Oncor, and (iv) the directors designated to serve on our board of directors by Texas Transmission who are present and voting, provided that at least one such director must be present and voting in order to approve such matter.

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

Registration Rights Agreement

In November 2008, we entered into a registration rights agreement (Registration Rights Agreement) by and among us, Oncor Holdings, Texas Transmission and STH (formerly EFH Corp.). The Registration Rights Agreement grants customary registration rights to certain of our members. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include the following: (i) the right of Oncor Holdings and Texas Transmission to demand that we register a specified amount of membership interests in accordance with the Securities Act; (ii) the right of both Oncor Holdings and Texas Transmission to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the Registration Rights Agreement to have their membership interests registered if we propose to file a registration statement relating to an offering of membership interests (with certain exceptions).

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

Our board of directors considers which of its members qualify as Disinterested Directors annually, in part by reviewing relevant relationships with organizations with which our directors are affiliated. Our board of directors has determined that each of Messrs. Dunning, Estrada, Gary, Hill, Mack and Walker and Ms. Rodriguez qualify as both independent directors under the New York Stock Exchange independence standards and as Disinterested Directors under the standards in our Limited Liability Company Agreement. Prior to their resignation from our board of directors in March 2021, Messrs. Adams and Wortham were also determined to qualify as both independent directors under the New York Stock Exchange independence standards and as Disinterested Directors under the standards in our Limited Liability Company Agreement.

In connection with its review and determination of independence under the New York Stock Exchange independence standards, our board of directors considered what it viewed as certain non-material relationships and transactions involving our directors, including:

•JPMorgan, where Ms. Rodriguez serves as head of the community impact organization and as a managing director, and its affiliates provide various commercial and investment banking services to Oncor in the ordinary course of business, including serving as administrative agent, joint lead arranger, joint bookrunner, and a lender under Oncor’s Credit Facility, as a dealer manager under Oncor’s CP Program, and as an initial purchaser/dealer manager in certain of Oncor’s secured note offerings/exchange offers; and

•Oncor is a dues paying member of the Dallas Citizens Council, a 501(c)(6) nonprofit organization where Mr. Walker serves as the chief executive officer and Oncor’s chief executive serves on its board of directors.

Mr. Shapard is our Chairman of our board of directors and presides at all meetings of our board of directors. He was appointed non-executive Chairman of our board of directors effective upon the closing of the Sempra Acquisition in March 2018. Mr. Shapard served as our Chief Executive until the closing of the Sempra Acquisition and retired from Oncor effective April 1, 2018. Mr. Dunning is the Lead Disinterested Director of our board of directors and has served in such role since July 2010. The Lead Disinterested Director performs such duties and responsibilities as may be specified by the board of directors.

 Our board of directors has designated an Audit Committee, Nominating and Governance Committee and O&C Committee to exercise certain powers and authorities of the board of the directors.  Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards.  Mr. Zucchet, who was designated to serve on our board of directors by Texas Transmission in November 2008, has served on the O&C Committee since May 2010 and the Nominating and Governance Committee since February 2011.   Ms. Newell, who was designated to serve on our board of directors by Texas Transmission in July 2019, has served on the Audit Committee since such date.  Mr. Martin, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018, has served on the O&C committee since April 2020. Mr. Mihalik, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2020, has served on the Audit Committee and the Nominating and Governance Committee since April 2020. None of Messrs. Martin, Mihalik or Zucchet or Ms. Newell qualifies as independent under the New York Stock Exchange independence standards or as a Disinterested Director for purposes of our Limited Liability Company Agreement.

For information on the structure of our board of directors, see “Item 10. Directors, Executive Officers and Corporate Governance—Director Appointments.”

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP (PCAOB ID No. 34) is our independent registered public accounting firm.

Our Audit Committee has adopted a policy governing the engagement of our independent registered public accounting firm. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, our independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by our Audit Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require:

1.the annual review and pre-approval by our Audit Committee of all anticipated audit and non-audit services, and

2.the quarterly pre-approval by our Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2021 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

The policy defines those non-audit services which our independent auditor may also be engaged to provide as follows:

1.Audit-related services, including:

•due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

•employee benefit plan and political action committee audits;

•accounting and financial reporting standards consultation;

•internal control reviews; and

•attest services, including agreed-upon procedures reports that are not required by statute or regulation.

2.Tax-related services, including:

•tax compliance;

•general tax consultation and planning;

•tax advice related to mergers, acquisitions and divestitures; and

•communications with and request for rulings from tax authorities.

3.Other services, including:

•process improvement, review and assurance;

•litigation and rate review assistance;

•forensic and investigative services; and

•training services.

The policy prohibits us from engaging our independent auditor to provide:

1.bookkeeping or other services related to our accounting records or financial statements;

2.financial information systems design and implementation services;

3.appraisal or valuation services, fairness opinions or contribution-in-kind reports;

4.actuarial services;

5.internal audit outsourcing services;

6.management or human resources functions;

7.broker-dealer, investment advisor or investment banking services;

8.legal and expert services unrelated to the audit; and

9.any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits our independent auditor from providing tax or financial planning advice to any of our officers.

The policy also contains the following standard of conduct for our independent auditor related to staffing and conducting its annual audit:

1.no member performing the audit of our financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for Sempra;

2.the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.the audit team accepts the sole responsibility for the opinion on our financial statements;

4.the audit team may use other Sempra auditors as a service provider;

5.the audit team may consider the Sempra Sarbanes-Oxley Act compliance audit team as a service provider;

6.the audit team may consider the Sempra tax compliance audit team as a service provider;

7.the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the Sempra audit team so that an opinion on Sempra’s consolidated financial statements can be rendered;

8.our independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

9.the audit team will have a separate engagement letter with the Audit Committee and will render separate billings for audit work pursuant to such contract directly to our designated employee; and

10.the audit team will address its reports to our Audit Committee, board of directors and/or management team as appropriate.

Compliance with our Audit Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of our Audit Committee by our chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by Deloitte & Touche and fees for such services are provided to our Audit Committee no less often than quarterly.

	Years Ended December 31,
	2021	2020
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$3,015,000	$3,060,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards. (a)	103,000	64,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and rate review assistance.	-	-
Total	$3,118,000	$3,124,000

________________

(a)For the year ended December 31, 2021, the amount represents fees paid in connection with the independent auditor’s report issued by Deloitte & Touche in connection with Oncor’s eligible projects spend report relating to the 0.55% Senior Secured Notes due 2025 and the audit of Oncor’s employee political action committees. Excludes $12,000 in fees related to the annual audit of the Oncor Cares Foundation, a 501(c)(3) foundation established by Oncor in 2020. The Oncor Cares Foundation’s audit fees are billed by Deloitte & Touche to the Oncor Cares Foundation and paid by Oncor as a charitable contribution to the Oncor Cares Foundation. For the year ended December 31, 2020, the amount represents fees paid in connection with audits of Oncor’s employee political action committees and other miscellaneous audit-related services.

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

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated as of October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(d)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated as of May 6, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.
4(e)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated as of December 20, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated as of August 30, 2002, establishing the terms of Oncor’s 5% Debentures due 2007 and 7% Debentures due 2022.
4(i)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—

Officer’s Certificate, dated as of September 8, 2008, establishing the terms of Oncor’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(j)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated as of September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.
4(k)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated as of November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(l)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated as of May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(m)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated as of March 24, 2015, establishing the terms of Oncor’s 2.950% Senior Secured Notes due 2025 and Oncor’s 3.750% Senior Secured Notes due 2045.
4(n)	333-100240 Form 8-K (filed September 27, 2017)	4.1	—	Officer’s Certificate, dated as of September 21, 2017, establishing the terms of Oncor’s 3.80% Senior Secured Notes due 2047.
4(o)	333-100240 Form 8-K (filed August 14, 2018)	4.1	—	Officer’s Certificate, dated as of August 10, 2018, establishing the terms of Oncor’s 3.70% Senior Secured Notes due 2028 and 4.10% Senior Secured Notes due 2048.
4(p)	333-100240 Form 8-K (filed December 4, 2018)	4.1	—	Officer’s Certificate, dated as of November 30, 2018, establishing the terms of Oncor’s 5.75% Senior Secured Notes due 2029.
4(q)	333-100240 Form 8-K (filed May 28, 2019)	4.1	—	Officer’s Certificate, dated as of May 23, 2019, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2024 and 3.80% Senior Secured Notes due 2049.
4(r)	333-100240 Form 8-K (filed September 13, 2019)	4.1	—	Officer’s Certificate, dated as of September 12, 2019, establishing the terms of Oncor’s 3.10% Senior Secured Notes due 2049.
4(s)	333-100240 Form 8-K (filed March 20, 2020)	4.1	—	Officer’s Certificate, dated as of March 20, 2020, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2030 and 3.70% Senior Secured Notes due 2050.
4(t)	333-100240 Form 8-K (filed September 28, 2020)	4.3	—	Officer’s Certificate, dated as of September 23, 2020, establishing the terms of Oncor’s 5.35% Senior Secured Notes due 2052.
4(u)	333-100240 Form 8-K (filed September 28, 2020)	4.1	—	Officer’s Certificate, dated as of September 28, 2020, establishing the terms of Oncor’s 0.55% Senior Secured Notes due 2025.
4(v)	333-100240 Form 8-K (filed November 17, 2021)	4.1	—	Officer’s Certificate, dated as of November 16, 2021, establishing the terms of Oncor’s 2.70% Senior Secured Notes due 2051 and providing for Oncor’s additional 2.75% Senior Secured Notes due 2030.
4(w)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.
4(x)	333-100240 Form 10-K (filed March 3, 2009)	4(n)	—

First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC, as Grantor, and The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(y)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(z)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of November 10, 2011, by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(aa)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—

Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(ab)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—

Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(ac)	333-100240 Form 8-K (filed November 17, 2021)	4.2	—	.

10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(c)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended.
10(d)	333-100240 Form 10-Q (filed May 7, 2018)	10(e)	—	Amendment No.1 to the Oncor Supplemental Retirement Plan, dated as of May 2, 2018.
10(e)	333-100240 Form 10-Q (filed August 2, 2019)	10(a)	—	Amendment No. 2 to the Oncor Supplemental Retirement Plan, dated as of May 13, 2019.
10(f)			—	Oncor Electric Delivery Company LLC Eighth Amended and Restated Executive Annual Incentive Plan, effective as of December 31, 2021.
10(g)			—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(h)	333-100240 Form 8-K (filed February 25, 2021)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Salary Deferral Program.
10(i)			—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan.

10(j)	333-100240 Form 8-K (filed March 30, 2015)	10.2	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning January 1, 2015 to January 2018.
10(k)	333-100240 Form 8-K (filed February 19, 2019)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning January 1, 2019 to December 31, 2019.
10(l)	333-100240 Form 8-K (filed February 24, 2020)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2020.

	Credit Agreements
10(m)	333-100240 Form 8-K (filed November 21, 2017)	10.1	—

Revolving Credit Agreement, dated as of November 17, 2017, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, and the fronting banks for letters of credit from time to time party thereto.

10(n)	333-100240 Form 8-K (filed November 5, 2020)	10.1	—

First Amendment to the Revolving Credit Agreement, dated as of November 2, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as swingline lender, and the fronting banks from time to time party thereto for letters of credit issued thereunder.

10(o)	333-100240 Form 8-K (filed November 9, 2021)	10.1	—

Revolving Credit Agreement, dated as of November 9, 2021, among Oncor Electric Delivery Company LLC, as borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as swingline lender, the fronting banks from time to time party thereto for letters of credit issued thereunder and the other financial institutions party thereto.

10(p)	333-100240 Form 8-K (filed January 30, 2020)	10.1	—

Term Loan Credit Agreement, dated as of January 28, 2020, among Oncor Electric Delivery Company LLC, as borrower, and the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and as a lender.

10(q)	333-100240 Form 8-K (filed March 24, 2020)	10.1	—

Term Loan Credit Agreement, dated as of March 23, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(r)	333-100240 Form 8-K (filed June 25, 2020)	10.1	—

First Amendment to Term Loan Credit Agreement, dated as of June 19, 2020, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(s)	333-100240 Form 8-K (filed February 4, 2021)	10.1	—	Term Loan Credit Agreement, dated as of January 29, 2021, between Oncor Electric Delivery Company LLC, as borrower and U.S. Bank National Association, as lender.
10(t)	333-100240 Form 8-K (filed March 22, 2021)	10.1	—

Term Loan Credit Agreement, dated as of March 17, 2021, between Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(u)	333-100240 Form 8-K (filed June 29, 2021)	10.1	—

Term Loan Credit Agreement, dated as of June 25, 2021, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Sumitomo Mitsui Banking Corporation, as administrative agent and as a lender.

10(v)	333-100240 Form 8-K (filed January 28, 2022)	10.1	—

Term Loan Credit Agreement, dated as of January 28, 2022, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, PNC Bank, National Association, as administrative agent and as a lender, and the other financial institutions party thereto.

	Other Material Contracts
10(w)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(x)	333-100240 Form 10-K (filed March 26, 2018)	10.1	—	Form of Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(y)	333-100240 Form 8-K (filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May  6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Notes, Series A, Due December 3, 2025 and 3.86% Senior Notes, Series B, Due January  14, 2026.

21	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

31	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Additional Exhibits.
99(a)	333-100240 Form 10-K (filed February 26, 2019)	99(c)	—	PUCT Final Order in Docket No. 47675, dated as of March 8, 2018.

101	Interactive Data File.
101.INS			—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH			—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB			—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

* Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 25, 2022
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 25, 2022
	(E. Allen Nye, Jr., Chief Executive)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 25, 2022
(Don J. Clevenger, Senior Vice President and Chief Financial Officer)

/s/	W. ALAN LEDBETTER	Principal Accounting Officer	February 25, 2022
(W. Alan Ledbetter, Vice President and Controller)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 25, 2022
(Robert S. Shapard)

/s/	THOMAS M. DUNNING	Director	February 25, 2022
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 25, 2022
(Robert A. Estrada)

/s/	PRINTICE L. GARY	Director	February 25, 2022
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 25, 2022
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 25, 2022
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 25, 2022
(J. Walker Martin)

/s/	TREVOR I. MIHALIK	Director	February 25, 2022
(Trevor I. Mihalik)

/s/	HELEN M. NEWELL	Director	February 25, 2022
(Helen M. Newell)

/s/	ALICE L. RODRIGUEZ	Director	February 25, 2022
(Alice L. Rodriguez)

/s/	W. KELVIN WALKER	Director	February 25, 2022
(W. Kelvin Walker)

/s/	STEVEN J. ZUCCHET	Director	February 25, 2022
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.