Form 10-Q
period 2022-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2022-05-05
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 5, 2022, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2021 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2021
AFUDC	Allowance for funds used during construction
AMS	Advanced metering system
ASU	Accounting Standards Update
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019, which was declared a pandemic by the World Health Organization in March 2020
CP Notes	Unsecured commercial paper notes issued under Oncor’s CP Program
CP Program	Oncor’s commercial paper program
Credit Facility

Revolving Credit Agreement, dated as of November 9, 2021, among Oncor, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time to time party thereto,  and the other financial institutions party thereto, including Citibank N.A. and Wells Fargo Securities, LLC, as co-sustainability structuring agents

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
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees, as well as certain eligible current and former employees of former affiliated companies, including Vistra, and their eligible dependents

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Sempra	Sempra Energy, a California corporation doing business as Sempra
Sempra Acquisition

Refers to the transactions pursuant to which Sempra indirectly acquired the 80.03% of Oncor’s membership interests owned indirectly by Energy Future Holdings Corp. and Energy Future Intermediate Holdings Company LLC. The transactions closed March 9, 2018

Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C., a subsidiary of Sharyland Holdings, L.P.
SOFR	Refers to a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH. Formerly Energy Future Holdings Corp. prior to the Sempra Acquisition

STIH

Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned indirect subsidiary of Sempra and the sole member of Oncor Holdings. Formerly Energy Future Intermediate Holdings Corp. prior to the Sempra Acquisition

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Operating revenues (Note 3)	$1,249	$1,139
Operating expenses:
Wholesale transmission service	281	249
Operation and maintenance	249	235
Depreciation and amortization	222	205
Provision in lieu of income taxes (Note 9)	42	36
Taxes other than amounts related to income taxes	145	140
Total operating expenses	939	865
Operating income	310	274
Other deductions and (income) – net (Note 10)	11	7
Nonoperating benefit in lieu of income taxes	(3)	(3)
Interest expense and related charges (Note 10)	108	102
Net income	$194	$168

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Net income	$194	$168
Other comprehensive income:
Net effects of cash flow hedges (net of tax)	1	1
Defined benefit pension plans (net of tax)	1	1
Total other comprehensive income	2	2
Comprehensive income	$196	$170

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Cash flows – operating activities:
Net income	$194	$168
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	242	226
Provision in lieu of deferred income taxes – net	13	23
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	17	-
Other operating assets and liabilities	(193)	(183)
Cash provided by operating activities	273	234
Cash flows – financing activities:
Issuances of long-term debt (Note 5)	1,185	470
Repayment of long-term debt (Note 5)	(400)	-
Net change in short-term borrowings (Note 4)	(215)	(70)
Capital contributions from members (Note 7)	106	63
Distributions to members (Note 7)	(106)	(96)
Cash provided by financing activities	570	367
Cash flows – investing activities:
Capital expenditures	(704)	(627)
Expenditures for third party in joint project	-	(42)
Reimbursement from third party in joint project	-	42
Other – net	12	10
Cash used in investing activities	(692)	(617)
Net change in cash, cash equivalents and restricted cash	151	(16)
Cash, cash equivalents and restricted cash – beginning balance	54	27
Cash, cash equivalents and restricted cash – ending balance	$205	$11

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2022	2021
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$104	$11
Restricted cash, current (Note 1)	35	13
Trade accounts receivable – net (Note 10)	806	738
Amounts receivable from members related to income taxes (Note 9)	-	6
Materials and supplies inventories – at average cost	190	171
Prepayments and other current assets	107	101
Total current assets	1,242	1,040
Restricted cash, noncurrent (Note 1)	66	30
Investments and other property (Note 10)	155	155
Property, plant and equipment – net (Note 10)	23,390	22,954
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,571	1,547
Operating lease ROU and other assets (Note 6)	169	167
Total assets	$31,333	$30,633

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$215
Long-term debt due currently (Note 5)	482	882
Trade accounts payable	422	441
Amounts payable to members related to income taxes (Note 9)	43	24
Accrued taxes other than amounts related to income taxes	119	286
Accrued interest	112	89
Operating lease and other current liabilities (Note 6)	281	283
Total current liabilities	1,459	2,220
Long-term debt, less amounts due currently (Note 5)	10,337	9,150
Liability in lieu of deferred income taxes (Note 9)	2,097	2,065
Regulatory liabilities (Note 2)	2,892	2,876
Employee benefit plan obligations (Note 8)	1,487	1,503
Operating lease and other obligations (Notes 6 and 10)	277	231
Total liabilities	18,549	18,045
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding 2022 and 2021 – 635,000,000	12,913	12,719
Accumulated other comprehensive loss	(129)	(131)
Total membership interests	12,784	12,588
Total liabilities and membership interests	$31,333	$30,633

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

•There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or membership interests for any entity other than Oncor; and

•Sempra will continue to hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings for at least five years following the Sempra Acquisition, unless otherwise specifically authorized by the PUCT.

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2021 Form 10-K. In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. We have evaluated all subsequent events through the date the financial statements were issued. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At March 31,	At December 31,
	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$104	$11
Restricted cash, current (a)	35	13
Restricted cash, noncurrent (a)	66	30
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$205	$54

____________

(a)Restricted cash represents amounts deposited with Oncor by our customers that are subject to return in accordance with the PUCT rules, ERCOT requirements or our tariffs, relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in a separate escrow account.

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

  We do not accrue contingencies that might result in gains. We continuously assess contingencies for litigation claims, environmental remediation and other events. See Note 6 for a discussion of contingencies.

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

2. REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of our regulatory assets and liabilities and their remaining recovery periods as of March 31, 2022 are provided in the table below. Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At March 31, 2022	At March 31, 2022	At December 31, 2021
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$323	$328
Employee retirement costs being amortized	6 years	183	193
Employee retirement costs incurred since the last rate review period (b)	To be determined	97	99
Self-insurance reserve (primarily storm recovery costs) being amortized	6 years	213	223
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	429	373
Debt reacquisition costs	Lives of related debt	18	19
Under-recovered AMS costs	6 years	123	128
Energy efficiency performance bonus (a)	1 year or less	23	31
Wholesale distribution substation service	To be determined	81	75
Unrecovered expenses related to COVID-19	To be determined	35	35
Recoverable deferred income taxes - net	Various	17	16
Uncollectible payments from REPs (b)	To be determined	9	9
Other regulatory assets	Various	20	18
Total regulatory assets		1,571	1,547

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,370	1,348
Excess deferred taxes	Primarily over lives of related assets	1,425	1,442
Over-recovered wholesale transmission service expense (a)	1 year or less	6	7
Unamortized gain on reacquisition of debt	Lives of related debt	26	26
Employee retirement costs over-recovered since last rate review period (b)	To be determined	45	39
Other regulatory liabilities	Various	20	14
Total regulatory liabilities		2,892	2,876
Net regulatory assets (liabilities)		$(1,321)	$(1,329)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

Base Rate Review Filing Deadline (PUCT Docket No. 52100)

On May 10, 2021, we filed an application with the PUCT requesting to extend our base rate review filing deadline from October 1, 2021 to June 1, 2022. On July 29, 2021, the PUCT approved an order granting the extension. As a result, our next base rate review must be filed on or before June 1, 2022.

PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019, authorizing transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Since then, we have been recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic readiness plan, as a regulatory asset. At March 31, 2022, the balance of this regulatory asset was $35 million.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended March 31,
	2022	2021
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$578	$540
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	233	208
Billed to REPs serving Oncor distribution customers, through TCRF	130	114
Total transmission base revenues	363	322
Other miscellaneous revenues	18	17
Total revenues contributing to earnings	959	879

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	281	249
EECRF	9	11
Total revenues collected for pass-through expenses	290	260

Total operating revenues	$1,249	$1,139

Customers

Our distribution business customers consist of REPs (approximately 95 at March 31, 2022) and certain electric cooperatives in our certificated service area. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission business customers consist of other distribution companies, municipalities and electric cooperatives. REP subsidiaries of our two largest customers collectively represented 26% and 24% of our total operating revenues for the three months ended March 31, 2022. No other customer represented more than 10% of our total operating revenues for the three months ended March 31, 2022.

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

4. SHORT-TERM BORROWINGS

At March 31, 2022 and December 31, 2021, outstanding short-term borrowings under our Credit Facility and CP Program consisted of the following:

	At March 31,	At December 31,
	2022	2021
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(215)
Letters of credit outstanding (b)	-	(8)
Available unused credit	$2,000	$1,777

____________

(a)The weighted average interest rate on commercial paper was 0.30% at December 31, 2021.

(b)The interest rate on outstanding letters of credit was 1.20% at December 31, 2021, based on our credit ratings.

Credit Facility

In November 2021, we entered into a $2.0 billion unsecured revolving Credit Facility that includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility may be used for working capital and general corporate purposes, issuances of letters of credit and to support our CP Program. The Credit Facility has a maturity date of November 9, 2026. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals.

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

5. LONG-TERM DEBT

Our long-term debt includes fixed rate secured and variable rate unsecured debt. Our secured debt is secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. At March 31, 2022 and December 31, 2021, our long-term debt consisted of the following:

	At March 31,	At December 31,
	2022	2021
Fixed Rate Secured:
4.10% Senior Notes due June 1, 2022 (a)	$-	$400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes Series A, due December 3, 2025	174	174
3.86% Senior Notes Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
7.00% Senior Notes due May 1, 2032	494	494
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	9,727	10,127
Variable Rate Unsecured:
Term loan credit agreement maturing April 29, 2023	1,185	-
Variable rate unsecured long-term debt	1,185	-
Total long-term debt	10,912	10,127
Unamortized discount and debt issuance costs	(93)	(95)
Less amount due currently	(482)	(882)
Long-term debt, less amounts due currently	$10,337	$9,150

____________

(a)In March 2022, we redeemed in full the $400 million aggregate principal amount of the notes that were to mature on June 1, 2022. See “2022 Notes Redemption” below for more information.

Long-Term Debt-Related Activity in 2022

January 2022 Term Loan Credit Agreement

On January 28, 2022, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $1.30 billion (January 2022 Term Loan Credit Agreement). The January 2022 Term Loan Credit Agreement matures on April 29, 2023. The January 2022 Term Loan Credit Agreement provides that we can borrow up to the full amount in up to four borrowings, at our option, at any time before April 28, 2022. Under the January 2022 Term Loan Credit Agreement, we borrowed $400 million on January 28, 2022, $600 million on February 28, 2022 (the February 2022 borrowing), $185 million on March 28, 2022, and $115 million on April 28, 2022 (the April 2022 borrowing). At March 31, 2022, aggregate borrowings under the January 2022 Term Loan Credit Agreement totaled $1.185 billion. Following the April 2022 borrowing, no remaining borrowings are available under the January 2022 Term Loan Credit Agreement. The proceeds from each borrowing were used for general corporate purposes, including to repay outstanding CP Notes and, in the case of the February 2022 borrowing, to redeem $400 million aggregate principal amount outstanding of our 4.10% Senior Secured Notes due June 1, 2022 (2022 notes), plus accrued and unpaid interest on the 2022 notes. Loans under the January 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus an adjustment of 0.10% (SOFR Adjustment)) plus a spread of 0.575%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.575%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

2022 Notes Redemption

On March 1, 2022, we redeemed in full the $400 million aggregate principal amount of 2022 notes that were outstanding, which were to mature on June 1, 2022. The redemption price was equal to 100% of the principal amount of the 2022 notes, plus accrued interest to, but not including, the redemption date of March 1, 2022. Following the redemption of the 2022 notes, none of the 2022 notes remained outstanding.

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2022, the amount of available bond credits was $2.112 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $5.110 billion.

Borrowings under the CP Program, the Credit Facility and January 2022 Term Loan Credit Agreement are not secured.

Fair Value of Long-Term Debt

At March 31, 2022 and December 31, 2021, the estimated fair value of our long-term debt (including current maturities) totaled $11.476 billion and $11.758 billion, respectively, and the carrying amount totaled $10.819 billion and $10.032 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Note 2 above and Note 7 to Financial Statements in our 2021 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At March 31, 2022, we had $5 million in GAAP operating leases that are treated as capital leases solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Financial Statements in our 2021 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. Currently, the Texas State Comptroller’s office is conducting sales and use tax audits for audit periods 2010 through June 2013, July 2013 through 2017, and 2018 through 2021. No audit reports have been issued for these audits. While the outcome is uncertain, based on our analysis, the ultimate resolution of these audits should not have a material adverse effect on our financial position, results of operations, or cash flows.

7. MEMBERSHIP INTERESTS

Contributions

We received cash capital contributions from our members on February 17, 2022 and April 26, 2022 each totaling $106 million.

Distributions

The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2022, our regulatory capitalization was 54.4% debt to 45.6% equity and as a result we had $1.074 billion available to distribute to our members.

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

On February 18, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 18, 2022. On April 27, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on April 28, 2022.

Membership Interests

The following tables present the changes to membership interests during the three months ended March 31, 2022 and 2021, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2021	$12,719	$(131)	$12,588
Net income	194	-	194
Capital contributions	106	-	106
Distributions	(106)	-	(106)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at March 31, 2022	$12,913	$(129)	$12,784

Balance at December 31, 2020	$12,083	$(151)	$11,932
Net income	168	-	168
Capital contributions	63	-	63
Distributions	(96)	-	(96)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at March 31, 2021	$12,218	$(149)	$12,069

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the three months ended March 31, 2022 and 2021, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(36)	$(95)	$(131)
Defined benefit pension plans	-	1	1
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at March 31, 2022	$(35)	$(94)	$(129)

Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	1	1
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at March 31, 2021	$(38)	$(111)	$(149)

8. PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA. Employees do not contribute to either plan. We also have a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Financial Statements in our 2021 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business. The second plan covers retirees and eligible current and future retirees whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of formerly affiliated companies including Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees. See Note 9 to Financial Statements in our 2021 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three months ended March 31, 2022 and 2021, were comprised of the following:

	Three Months Ended March 31,
	2022	2021
Components of net allocated pension costs:
Service cost	$8	$9
Interest cost	22	21
Expected return on assets	(26)	(25)
Amortization of net loss	8	13
Net pension costs	12	18
Components of net OPEB costs:
Service cost	1	1
Interest cost	6	6
Expected return on assets	(2)	(1)
Amortization of prior service cost	-	(4)
Amortization of net loss	-	4
Net OPEB costs	5	6
Total net pension and OPEB costs	17	24
Less amounts deferred principally as property, regulatory asset or regulatory liability	1	(5)
Net amounts recognized as operation and maintenance expense or other deductions	$18	$19

The discount rates reflected in net pension and OPEB costs in 2022 are 2.91%, 2.94% and 2.47% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively. The expected return on pension and OPEB plan assets reflected in the 2022 cost amounts are 4.87%, 4.66% and 5.61% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively.

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $1 million and $9 million, respectively, during the three months ended March 31, 2022. We expect to make additional cash contributions to the pension plans and OPEB Plans of $4 million and $26 million, respectively, during the remainder of 2022. Our pension plans and OPEB Plans funding is expected to total approximately $90 million and $177 million, respectively, in the five-year period from 2022 to 2026 based on the latest actuarial projections.

9. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return that includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Financial Statements in our 2021 Form 10-K under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the event such amounts are not paid under the tax sharing agreement, it is probable that these regulatory amounts will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At March 31, 2022			At December 31, 2021
	STH	Texas Transmission	Total	STH	Texas Transmission	Total

Federal income taxes payable (receivable)	$10	$3	$13	$(5)	$(1)	$(6)
Texas margin tax payable	30	-	30	24	-	24
Net payable (receivable)	$40	$3	$43	$19	$(1)	$18

There were no cash payments made to (received from) members related to income taxes for the three months ended March 31, 2022 and 2021.

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $2 million and $3 million in the three months ended March 31, 2022 and 2021, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the three months ended March 31, 2022 and 2021.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended March 31,
	2022	2021

Professional fees	$2	$2
Recoverable pension and OPEB – non-service costs	13	13
AFUDC – equity income	(6)	(6)
Interest and investment income	2	(3)
Other	-	1
Total other deductions and (income) – net	$11	$7

Interest Expense and Related Charges

	Three Months Ended March 31,
	2022	2021

Interest	$108	$102
Amortization of debt issuance costs and discounts	3	3
Less AFUDC – capitalized interest portion	(3)	(3)
Total interest expense and related charges	$108	$102

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2022	2021

Gross trade accounts and other receivables	$819	$750
Allowance for uncollectible accounts	(13)	(12)
Trade accounts receivable – net	$806	$738

At March 31, 2022, REP subsidiaries of our two largest customers represented 24% and 23% of the trade accounts receivable balance. At December 31, 2021, REP subsidiaries of our two largest customers represented 22% and 21% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2022	2021

Assets related to employee benefit plans	$133	$133
Land	20	20
Other	2	2
Total investments and other property	$155	$155

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheets consisted of the following:

	Composite Depreciation Rate/	At March 31,	At December 31,
	Average Life at March 31, 2022	2022	2021
Assets in service:
Distribution	2.5% / 39.5 years	$16,244	$15,994
Transmission	2.9% / 34.6 years	13,083	13,075
Other assets	5.8% / 17.3 years	1,972	1,960
Total		31,299	31,029
Less accumulated depreciation		8,771	8,659
Net of accumulated depreciation		22,528	22,370
Construction work in progress		835	557
Held for future use		27	27
Property, plant and equipment – net		$23,390	$22,954

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At March 31, 2022			At December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Identifiable intangible assets subject to amortization:
Land easements	$643	$119	$524	$641	$117	$524
Capitalized software	1,075	468	607	1,066	451	615
Total	$1,718	$587	$1,131	$1,707	$568	$1,139

Aggregate amortization expenses for intangible assets totaled $19 million and $17 million for the three months ended March 31, 2022 and 2021, respectively. The estimated annual amortization expense for the five-year period from 2022 to 2026 is as follows:

Year	Amortization Expense
2022	$75
2023	$75
2024	$74
2025	$74
2026	$74

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheets consisted of the following:

	At March 31,	At December 31,
	2022	2021

Operating lease liabilities	$135	$133
Investment tax credits	4	4
Customer deposits – noncurrent	66	30
Other	72	64
Total operating lease and other obligations	$277	$231

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2022	2021

Cash payments (receipts) related to:
Interest	$84	$80
Less capitalized interest	(3)	(3)
Interest payments (net of amounts capitalized)	$81	$77

Noncash investing and financing activities:
Construction expenditures financed through accounts payable (investing) (a)	$194	$182
ROU assets obtained in exchange for operating lease obligations (investing)	$13	$7

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as the consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2021 Form 10-K.

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

The PUCT has authorized transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-

19 pandemic. As a result, we are recording the incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic readiness plan, as a regulatory asset. At March 31, 2022, the balance of this regulatory asset was $35 million. We expect COVID-19 pandemic related costs, including costs related to our pandemic readiness plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures deferred as a regulatory asset could continue to increase. For more information on recovery of regulatory assets and liabilities, see Note 2 to Financial Statements and Note 1 to financial statements in our 2021 Form 10-K.

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

Long-Term Debt-Related Activities — On January 28, 2022, we entered into an unsecured $1.30 billion term loan credit agreement (January 2022 Term Loan Credit Agreement). We borrowed $400 million on January 28, 2022, $600 million on February 28, 2022 (the February 2022 borrowing), $185 million on March 28, 2022, and $115 million on April 28, 2022 (the April 2022 borrowing) under the January 2022 Term Loan Credit Agreement. As of March 31, 2022, $1.185 billion aggregate principal amount was outstanding under the January 2022 Term Loan Credit Agreement. Following the April 2022 borrowing, no remaining borrowings are available under the January 2022 Term Loan Credit Agreement. In addition, on March 1, 2022, we redeemed all of our outstanding 4.10% Senior Secured Notes due June 1, 2022 (2022 notes), totaling an aggregate principal amount of $400 million. See Note 5 to Financial Statements and “—Financial Condition—Liquidity and Capital Resources—Long-Term Debt Activity” below for more details.

Matters with the PUCT — See Note 2 to Financial Statements for a discussion of significant PUCT matters.

RESULTS OF OPERATIONS

Operating Data

	Twelve Months Ended March 31,		%
	2022	2021	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	79.3	81.0	(2.1)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	0.0
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	59.2	61.8	(4.2)

Electricity points of delivery (in thousands at end of period):
Electricity distribution points of delivery (based on number of active meters)	3,848	3,781	1.8

____________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. Each of these results excludes outages during significant storm events.

	Three Months Ended March 31,		%
	2022	2021	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	11,376	10,906	4.3
Commercial, industrial, small business and other	22,335	19,771	13.0
Total electric energy volumes	33,711	30,677	9.9

	Three Months Ended March 31,		$
	2022	2021	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (a)	$578	$540	$38
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	233	208	25
Billed to REPs serving Oncor distribution customers, through TCRF	130	114	16
Total transmission base revenues	363	322	41
Other miscellaneous revenues	18	17	1
Total revenues contributing to earnings	959	879	80

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	281	249	32
EECRF	9	11	(2)
Total revenues collected for pass-through expenses	290	260	30

Total operating revenues	$1,249	$1,139	$110

____________

(a)In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

Financial Results — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total operating revenues increased $110 million, or 10%, to $1.249 billion during the three months ended March 31, 2022. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $80 million to $959 million during the three months ended March 31, 2022. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT. The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate reviews to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues increased $38 million during the three months ended March 31, 2022. The increase in distribution base rate revenues primarily reflects:

o$19 million increase due to the effects of the DCRF rate increases to reflect increases in invested capital,

o$9 million increase primarily due to higher customer consumption, and

o$7 million increase due to growth in points of delivery.

See the DCRF Filings Table below for a listing of recent DCRF filings impacting revenues for 2021 and 2022. PUCT rules provide that DCRF filings may only be made between April 1 and April 8 of a given year. However, PUCT rules also provide that any DCRF filings initiated within 145 days of a comprehensive base rate proceeding will be dismissed. As our next base rate proceeding is required to be filed on or before June 1, 2022, which is within 145 days of the DCRF filing deadline, we did not file a DCRF in April 2022.

DCRF Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact
51996	April 2021	September 2021	$88
50734	April 2020	September 2020	$70

•An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues increased $41 million during the three months ended March 31, 2022. The increase in TCOS revenues was due to the effects of the TCOS updates to reflect increases in invested capital.

See the TCOS Filings Table below for a listing of recent TCOS filings impacting revenues in 2021 and 2022.

TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
53145	January 2022	March 2022	$27	$17	$10
52352	July 2021	September 2021	$48	$31	$17
51767	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15

Revenues collected for pass-through expenses increased $30 million to $290 million during the three months ended March 31, 2022. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

• An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $32 million during the three months ended March 31, 2022 due to higher TCRF Third-Party provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense. At March 31, 2022, $6 million was deferred as over-recovered wholesale transmission service expense (see Note 2 to Financial Statements). PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of recent TCRF filings impacting revenues in 2021 and 2022.

TCRF Filings Table

			Billing Impact
			for Period Effective
PUCT Docket No.	Filed	Effective	Increase (Decrease)
52898	November 2021	March 2022 - August 2022	$(61)
52175	May 2021	September 2021 - February 2022	$149
51560	November 2020	March 2021 - August 2021	$(87)
50883	May 2020	September 2020 - February 2021	$81

•A Decrease in EECRF Revenues — EECRF revenues decreased $2 million during the three months ended March 31, 2022 and were offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of recent EECRF filings.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery and Other
52178	May 2021	March 2022	$49	$31	$3
50886	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)

Wholesale transmission service expense increased $32 million to $281 million during the three months ended March 31, 2022. The increase is due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $14 million to $249 million during the three months ended March 31, 2022. The increase includes $11 million in higher labor and contractor related costs, $2 million in higher material and transportation costs and $2 million in higher vegetation management costs, partially offset by a $2 million decrease in energy efficiency program expense. Inflation, particularly the cost of labor, as well as labor availability, contributed to increased operation and maintenance costs, and we expect to continue to experience higher costs related to labor and materials in the near term.

Depreciation and amortization increased $17 million to $222 million during the three months ended March 31, 2022. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes totaled $39 million (including a $3 million benefit related to nonoperating income) during the three months ended March 31, 2022 compared to $33 million (including a $3 million benefit related to nonoperating income) during the three months ended March 31, 2021.

The effective income tax rate was 16.7% and 16.4% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $5 million to $145 million during the three months ended March 31, 2022. The increase is primarily due to an increase in property taxes attributable to ongoing investments in property, plant and equipment.

Other deductions and (income) - net was $4 million unfavorable for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The variance is primarily due to a net $5 million unfavorable change in the value of certain compensation plan trust assets during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $6 million to $108 million during the three months ended March 31, 2022. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, partially offset by lower average interest rates on the borrowings.

Net income increased $26 million to $194 million during the three months ended March 31, 2022. The increase was driven by increases in revenues from updates to base transmission and distribution rates to reflect increases in invested capital, higher customer consumption and customer growth, partially offset by increases in costs associated with additional investments (primarily depreciation, property taxes and borrowing costs) and increases in operation and maintenance expense.

OTHER COMPREHENSIVE INCOME (LOSS)

We expect that net after-tax losses of approximately $3 million that are currently reported in accumulated other comprehensive loss at March 31, 2022 related to cash flow interest rate hedges will be reclassified into net income as an increase to interest expense within the next 12 months as the hedged items affect earnings.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Cash provided by operating activities totaled $273 million and $234 million during the three months ended March 31, 2022 and 2021, respectively. The $39 million net increase is primarily the result of a $65 million increase in transmission and distribution receipts, a $46 million increase in customer deposits primarily held in restricted accounts and a $30 million decrease in storm-related costs, partially offset by a $45 million decrease in accounts payable due to timing of payments to vendors, a $43 million increase in inventory purchases and a $17 million increase in property tax payments.

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $20 million and $21 million more than the amounts reported in the condensed statements of consolidated income in the three months ended March 31, 2022 and 2021, respectively. The differences are due to certain regulatory asset amortizations being reported as operation and maintenance expense in the condensed statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $570 million and $367 million during the three months ended March 31, 2022 and 2021, respectively. The $203 million net increase is the result of a $170 million net increase in debt financing activity and a $43 million increase in capital contributions from members, offset by a $10 million increase in distributions to members, see Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $692 million and $617 million during the three months ended March 31, 2022 and 2021, respectively. The $75 million net increase is primarily due to increases in capital expenditures.

Long-Term Debt Activity

January 2022 Term Loan Credit Agreement — In January 2022, we entered into the January 2022 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $1.30 billion. The January 2022 Term Loan Credit Agreement matures on April 29, 2023. The January 2022 Term Loan Credit Agreement provides that we can borrow up to the full amount in up to four borrowings, at our option, at any time before April 28, 2022. Under the January 2022 Term Loan Credit Agreement, we borrowed $400 million on January 28, 2022, $600 million at the February 2022 borrowing, $185 million on March 28, 2022, and $115 million at the April 2022 borrowing. Following the April 2022 borrowing, no remaining borrowings are available under the January 2022 Term Loan Credit Agreement. The proceeds from each borrowing were used for general corporate purposes, including to repay outstanding CP Notes and, in the case of the February 2022 borrowing, to redeem $400 million aggregate principal amount outstanding of our 2022 notes, plus accrued and unpaid interest on the 2022 notes. Loans under the January 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus an adjustment of 0.10% (SOFR Adjustment)) plus a spread of 0.575%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.575%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

The January 2022 Term Loan Credit Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The January 2022 Term Loan Credit Agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “—Credit Rating Provisions and

Material Debt Covenants—Material Debt Credit Rating, Financial and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

Senior Secured Notes — On March 1, 2022, we redeemed in full the $400 million aggregate principal amount of 2022 notes that were outstanding, which were to mature on June 1, 2022. The redemption price was equal to 100% of the principal amount of the 2022 notes, plus accrued interest to, but not including, the redemption date of March 1, 2022. Following the redemption of the 2022 notes, none of the 2022 notes remained outstanding.

Short-Term Debt Activity

Credit Facility — At March 31, 2022, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and general corporate purposes, issuances of letters of credit and support of our CP Program. The Credit Facility has a maturity date of November 9, 2026. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Borrowings under the Credit Facility are classified as short-term on the balance sheet. At March 31, 2022, we had no outstanding borrowings under the Credit Facility, no CP Notes outstanding and no outstanding letters of credit. At December 31, 2021, we had no outstanding borrowings under the Credit Facility, $215 million of CP Notes outstanding and $8 million of outstanding letters of credit.

Because the CP Program is supported by our Credit Facility, any CP Notes outstanding effectively reduce the available borrowing capacity under our Credit Facility. Considering CP Notes, letters of credit outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $2.0 billion at March 31, 2022 and available borrowing capacity under the Credit Facility totaled $1.777 billion at December 31, 2021.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

CP Program — We established the CP Program in March 2018, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement. Under the CP Program, we issue CP Notes from time to time, and the proceeds of CP Notes are used for working capital and general corporate purposes. We had no CP Notes outstanding under the CP Program at March 31, 2022 and $215 million of CP Notes outstanding under the CP Program at December 31, 2021.

The CP Program obtains liquidity support from our Credit Facility. We may utilize either the CP Program or the Credit Facility at our option for funding. See Note 4 to Financial Statements for additional information regarding the CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved capital expenditures of $3.0 billion for 2022, reflecting an update from our previously announced capital spend expectations attributable to anticipated service territory growth and increased costs of materials due to inflation. In addition, the most recent long-term plan presented to our board of directors in October 2021 provides for capital expenditures of $3.0 billion to $3.1 billion in each of the years 2023 through 2026.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation.

Pension Plans and OPEB Plans Funding — Our funding for the pension plans and OPEB Plans for calendar year 2022 is expected to total $5 million and $35 million, respectively. Based on the funded status of the pension plans at December 31, 2021, and the latest actuarial projections after taking into account certain pension funding adjustments we made as permitted by the American Rescue Plan Act of 2021, our aggregate pension plans and OPEB Plans funding is expected to total approximately $267 million in the five-year period 2022 through 2026. During the three months ended March 31, 2022, we made cash contributions to the pension plans and OPEB Plans of $1 million and $9 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. Purchase obligations under outsourcing agreements total $163 million over the next five years. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions” in our 2021 Form 10-K.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes, borrow under our Credit Facility and, when available, borrow under our term loan credit agreement. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the Credit Facility. Cash and cash equivalents totaled $104 million and $11 million at March 31, 2022 and December 31, 2021, respectively. Considering any CP Notes and letters of credit outstanding, available liquidity (cash, cash equivalents and available borrowing capacity under the Credit Facility and January 2022 Term Loan Credit Agreement) at March 31, 2022 totaled $2.219 billion, reflecting an increase of $431 million as compared to December 31, 2021.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the Credit Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. In April 2022, we entered into a commitment letter with certain financial institutions for a $650 million term loan credit facility that we expect to enter into between June 1 and July 13, 2022. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

The COVID-19 pandemic has not had a material adverse impact on our liquidity to date. However, we do face risks and uncertainties related to the pandemic, including the potential impact on capital and credit markets of which we cannot predict whether, or to what extent, the pandemic will have a material adverse impact on our liquidity, ability to access the capital or commercial paper markets, or obtain new credit commitments from commercial banks in the future. For further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Item 1A. Risk Factors—Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic and its variants” in our 2021 Form 10-K.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members on February 17, 2022 and April 26, 2022 each totaling $106 million.

Distributions — The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2022, our regulatory capitalization was 54.4% debt to 45.6% equity, and as a result we had $1.074 billion available to distribute to our members.

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

On February 18, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 18, 2022. On April 27, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on April 28, 2022.

Capitalization and Return on Equity

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957. In PUCT Docket No. 46957, the PUCT also set our authorized return on equity at 9.8%. Our regulatory capital structure was 54.4% debt to 45.6% equity at March 31, 2022. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio. See Note 7 to Financial Statements for further discussion of our regulatory capitalization.

Our GAAP capitalization ratios were 44.7% debt to 55.3% equity at March 31, 2022.

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

Presented below are the credit ratings assigned for our debt securities at May 5, 2022.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

As described in Note 4 to Financial Statements, we established the CP Program in March 2018. The CP Program obtains liquidity support from our Credit Facility. As described in Note 5 to Financial Statements, our senior secured debt is secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets.

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

Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the higher of (1) the prime rate of the administrative agent, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. Based on our current debt ratings as of May 5, 2022, our LIBOR-based borrowings would bear interest at adjusted LIBOR plus 1.00% and our alternate base rate borrowings will bear interest at the alternate base rate plus 0.00%. The Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR.

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

Our Credit Facility, Note Purchase Agreement, and January 2022 Term Loan Credit Agreement each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility and January 2022 Term Loan Credit Agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At March 31, 2022, we were in compliance with this covenant and all other covenants under the Credit Facility, Note Purchase Agreement and January 2022 Term Loan Credit Agreement.

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

Guarantees

At March 31, 2022, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

See Note 2 to Financial Statements for a discussion of significant PUCT matters for the three months ended March 31, 2022.

Base Rate Review - In May 2021, we filed an application with the PUCT (PUCT Docket No. 52100) requesting to extend our base rate review filing deadline from October 1, 2021 to June 1, 2022. In July 2021, the PUCT approved an order granting the extension. As a result, our next base rate review must be filed on or before June 1, 2022. We currently anticipate making that filing with the PUCT and cities that have retained original jurisdiction over rates on or around May 11, 2022.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at March 31, 2022.

At March 31, 2022, all of our long-term debt, other than the borrowings under the January 2022 Term Loan Credit Agreement, carried fixed interest rates. In addition, borrowings of short-term debt under the Credit Facility bear interest on a floating rate basis. At March 31, 2022, there were no borrowings under the Credit Facility. At March 31, 2022, the borrowings under the January 2022 Term Loan Credit Agreement bore interest at an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment plus a spread of 0.575%). SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR will affect the interest rate of our borrowings under the January 2022 Term Loan Credit Agreement.

Based on the amount of floating rate debt outstanding as of March 31, 2022, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources,” and Notes 4 and 5 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At March 31, 2022, we had accrued $9 million in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with trade accounts receivable totaled $819 million at March 31, 2022. The receivable balance is before the allowance for uncollectible accounts, which totaled $13 million at March 31, 2022. The exposure includes trade accounts receivable from REPs totaling $527 million, which are generally noninvestment grade and from transmission customers totaling $68 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk. At March 31, 2022, REP subsidiaries of our two largest customers represented 24% and 23% of the trade accounts receivable balance, respectively. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at March 31, 2022.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

•acts of sabotage, wars or terrorist or cyber security threats or activities;

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

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(10) Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 10-K (filed February 25, 2022)	10(f)	—	Oncor Electric Delivery Company LLC Eighth Amended and Restated Executive Annual Incentive Plan, effective as of December 31, 2021.
10(b)	333-100240 Form 10-K (filed February 25, 2022)	10(g)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(c)	333-100240 Form 8-K (filed February 25, 2022)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Salary Deferral Program.
10(d)	333-100240 Form 10-K (filed February 25, 2022)	10(i)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan.

Credit Agreements

10(e)	333-100240 Form 8-K (filed January 28, 2022)	10.1	—

Term Loan Credit Agreement, dated as of January 28, 2022, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, PNC Bank, National Association, as administrative agent and as a lender, and the other financial institutions party thereto.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)	—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)	—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

101.INS	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________

* Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

!!

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ Don J. Clevenger
Don J. Clevenger
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 5, 2022