Form 10-Q
period 2022-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2022-08-04
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 4, 2022, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2021 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2021
AFUDC	Allowance for funds used during construction
AMS	Advanced metering system
ASU	Accounting Standards Update
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019, which was declared a pandemic by the World Health Organization in March 2020
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program
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

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Securities Act	Securities Act of 1933, as amended
Sempra	Sempra Energy, a California corporation, doing business as Sempra
Sempra Acquisition

Refers to the transactions pursuant to which Sempra indirectly acquired the approximately 80% of Oncor’s membership interests owned indirectly by Energy Future Holdings Corp. and Energy Future Intermediate Holdings Company LLC. The transactions closed March 9, 2018

Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C.
SOFR	Refers to a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH

STIH	Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned indirect subsidiary of Sempra and the sole member of Oncor Holdings
TCEQ	Texas Commission on Environmental Quality
TCJA	U.S. Tax Cuts and Jobs Act of 2017
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions of dollars)
Operating revenues (Note 3)	$1,293	$1,147	$2,542	$2,286
Operating expenses:
Wholesale transmission service	290	260	571	509
Operation and maintenance	255	232	504	467
Depreciation and amortization	223	209	445	414
Provision in lieu of income taxes (Note 9)	50	36	92	72
Taxes other than amounts related to income taxes	140	135	285	275
Total operating expenses	958	872	1,897	1,737
Operating income	335	275	645	549
Other deductions and (income) – net (Note 10)	(1)	7	10	14
Nonoperating benefit in lieu of income taxes	(1)	(3)	(4)	(6)
Interest expense and related charges (Note 10)	108	102	216	204
Net income	$229	$169	$423	$337

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions of dollars)
Net income	$229	$169	$423	$337
Other comprehensive income:
Net effects of cash flow hedges (net of tax)	-	-	1	1
Defined benefit pension plans (net of tax)	1	3	2	4
Total other comprehensive income	1	3	3	5
Comprehensive income	$230	$172	$426	$342

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(millions of dollars)
Cash flows – operating activities:
Net income	$423	$337
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	486	454
Provision in lieu of deferred income taxes – net	20	37
Other – net	(11)	1
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	12	(61)
Other operating assets and liabilities	(285)	(245)
Cash provided by operating activities	645	523
Cash flows – financing activities:
Issuances of long-term debt (Note 5)	2,100	770
Repayment of long-term debt (Note 5)	(1,050)	-
Net change in short-term borrowings (Note 4)	(215)	(63)
Capital contributions from members (Note 7)	212	125
Distributions to members (Note 7)	(212)	(192)
Debt discount and financing costs – net	(13)	(2)
Cash provided by financing activities	822	638
Cash flows – investing activities:
Capital expenditures	(1,416)	(1,224)
Expenditures for third party in joint project	-	(65)
Reimbursement from third party in joint project	-	91
Other – net	38	17
Cash used in investing activities	(1,378)	(1,181)
Net change in cash, cash equivalents and restricted cash	89	(20)
Cash, cash equivalents and restricted cash – beginning balance	54	27
Cash, cash equivalents and restricted cash – ending balance	$143	$7

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2022	2021
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$66	$11
Restricted cash, current (Note 1)	17	13
Trade accounts receivable – net (Note 10)	907	738
Amounts receivable from members related to income taxes (Note 9)	3	6
Materials and supplies inventories – at average cost	191	171
Prepayments and other current assets	111	101
Total current assets	1,295	1,040
Restricted cash, noncurrent (Note 1)	60	30
Investments and other property (Note 10)	140	155
Property, plant and equipment – net (Note 10)	23,868	22,954
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,598	1,547
Operating lease ROU and other assets (Note 6)	160	167
Total assets	$31,861	$30,633

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$215
Long-term debt due currently (Note 5)	1,132	882
Trade accounts payable	417	441
Amounts payable to members related to income taxes (Note 9)	15	24
Accrued taxes other than amounts related to income taxes	183	286
Accrued interest	92	89
Operating lease and other current liabilities (Note 6)	278	283
Total current liabilities	2,117	2,220
Long-term debt, less amounts due currently (Note 5)	9,940	9,150
Liability in lieu of deferred income taxes (Note 9)	2,123	2,065
Regulatory liabilities (Note 2)	2,897	2,876
Employee benefit plan obligations (Note 8)	1,490	1,503
Operating lease and other obligations (Notes 6 and 10)	280	231
Total liabilities	18,847	18,045
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding 2022 and 2021 – 635,000,000	13,142	12,719
Accumulated other comprehensive loss	(128)	(131)
Total membership interests	13,014	12,588
Total liabilities and membership interests	$31,861	$30,633

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At June 30,	At December 31,
	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$66	$11
Restricted cash, current (a)	17	13
Restricted cash, noncurrent (a)	60	30
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$143	$54

____________

(a)Restricted cash represents amounts deposited with Oncor by our customers that are subject to return in accordance with PUCT rules, ERCOT requirements or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in a separate escrow account.

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

Effects of Reference Rate Reform on Financial Reporting

Our Credit Facility uses LIBOR as a benchmark for establishing interest rates but incorporates a transition mechanism for the phase-out of LIBOR. In the event we modify our Credit Facility related to the phase-out of LIBOR, we will evaluate the optional expedients and exceptions under ASU No. 2020-04. The standard allows entities to account for contract modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract). ASU No. 2020-04 became effective on March 12, 2020 and will remain effective until December 31, 2022.

2. REGULATORY MATTERS

Regulatory Assets and Liabilities

Recognition of regulatory assets and liabilities and the periods over which they are to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of our regulatory assets and liabilities and their remaining recovery periods as of June 30, 2022 are provided in the table below. Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At June 30, 2022	At June 30, 2022	At December 31, 2021
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$316	$328
Employee retirement costs being amortized	6 years	174	193
Employee retirement costs incurred since the last rate review period (b)	To be determined	95	99
Self-insurance reserve (primarily storm recovery costs) being amortized	6 years	202	223
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	481	373
Debt reacquisition costs	Lives of related debt	17	19
Under-recovered AMS costs	6 years	117	128
Energy efficiency performance bonus (a)	1 year or less	15	31
Wholesale distribution substation service	To be determined	84	75
Unrecovered expenses related to COVID-19	To be determined	36	35
Recoverable deferred income taxes - net	Various	20	16
Uncollectible payments from REPs (b)	To be determined	8	9
Other regulatory assets	Various	33	18
Total regulatory assets		1,598	1,547

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,392	1,348
Excess deferred taxes	Primarily over lives of related assets	1,408	1,442
Over-recovered wholesale transmission service expense (a)	1 year or less	-	7
Unamortized gain on reacquisition of debt	Lives of related debt	26	26
Employee retirement costs over-recovered since last rate review period (b)	To be determined	50	39
Other regulatory liabilities	Various	21	14
Total regulatory liabilities		2,897	2,876
Net regulatory assets (liabilities)		$(1,299)	$(1,329)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

2022 Base Rate Review (PUCT Docket No. 53601)

On May 13, 2022, we filed a request for a base rate review with the PUCT and the 209 cities in our service territory that have retained original jurisdiction over rates. The rate review test year is based on calendar year 2021 results with certain adjustments. The rate review includes a request for an annual revenue requirement increase over current adjusted rates of 4.5% and, if approved as requested, would result in an aggregate annual revenue requirement increase of approximately $251 million. The rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity and an authorized return on equity of 10.30%. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity and our current authorized return on equity is 9.8%. In June, a procedural schedule was agreed to by the parties to the proceeding, which would result in a hearing on the merits being held from September 26, 2022 to October 5, 2022, if a settlement is not reached among the parties. We also agreed to extend the requested effective date of the rate increase such that the jurisdictional deadline for the PUCT to act on our rate review request has been extended to December 29, 2022.

PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019, authorizing transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Since then, we have been recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic readiness plan, as a regulatory asset. At June 30, 2022, the balance of this regulatory asset was $36 million.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$600	$517	$1,178	$1,058
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	237	222	470	429
Billed to REPs serving Oncor distribution customers, through TCRF	132	120	262	234
Total transmission base revenues	369	342	732	663
Other miscellaneous revenues	22	19	40	36
Total revenues contributing to earnings	991	878	1,950	1,757

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	290	260	571	509
EECRF	12	9	21	20
Total revenues collected for pass-through expenses	302	269	592	529

Total operating revenues	$1,293	$1,147	$2,542	$2,286

Customers

Our distribution business customers consist of REPs (approximately 100 at June 30, 2022) and certain electric cooperatives in our certificated service area. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission business customers consist of other distribution companies, municipalities and electric cooperatives. REP subsidiaries of our two largest customers collectively represented 23% and 21% of our total operating revenues for the three months ended June 30, 2022 and 24% and 23% of our total operating revenues for the six months ended June 30, 2022. No other customer represented more than 10% of our total operating revenues for the three and six months ended June 30, 2022.

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

Pass-through Expenses

Revenue equal to expenses that are allowed to be passed-through to customers (primarily third-party wholesale transmission service and energy efficiency program costs) are recognized at the time the expense is recognized. Franchise taxes are assessed by local governmental bodies, based on kWh delivered, and are not a “pass-through” item. The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to “revenues” in the income statement.

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at June 30, 2022 and December 31, 2021:

	At June 30,	At December 31,
	2022	2021
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(215)
Letters of credit outstanding (b)	-	(8)
Available unused credit	$2,000	$1,777

____________

(a)The weighted average interest rate on commercial paper was 0.30% at December 31, 2021.

(b)The interest rate on outstanding letters of credit was 1.20% at December 31, 2021, based on our credit ratings.

Credit Facility

In November 2021, we entered into a $2.0 billion unsecured revolving Credit Facility that includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility may be used for working capital and other general corporate purposes, issuances of letters of credit and to support our CP Program. The Credit Facility has a maturity date of November 9, 2026. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals.

CP Program

We maintain the CP Program under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion. The proceeds of CP Notes issued under the CP Program are used for working capital and other general corporate purposes. The CP Program obtains liquidity support from our Credit Facility discussed above. We may utilize either the CP Program or the Credit Facility, at our option, to meet our funding needs.

5. LONG-TERM DEBT

Our long-term debt includes fixed rate secured and variable rate unsecured debt. Our secured debt is secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. At June 30, 2022 and December 31, 2021, our long-term debt consisted of the following:

	At June 30,	At December 31,
	2022	2021
Fixed Rate Secured:
4.10% Senior Notes due June 1, 2022	$-	$400
7.00% Debentures due September 1, 2022	482	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes Series A, due December 3, 2025	174	174
3.86% Senior Notes Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	-
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	-
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	10,527	10,127
Variable Rate Unsecured:
Term loan credit agreement maturing April 29, 2023	650	-
Variable rate unsecured long-term debt	650	-
Total long-term debt	11,177	10,127
Unamortized discount and debt issuance costs	(105)	(95)
Less amount due currently	(1,132)	(882)
Long-term debt, less amounts due currently	$9,940	$9,150

Long-Term Debt-Related Activity in the Six Months Ended June 30, 2022

January 2022 Term Loan Credit Agreement

On January 28, 2022, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $1.30 billion (January 2022 Term Loan Credit Agreement). The January 2022 Term Loan Credit Agreement matures on April 29, 2023. We borrowed $400 million on January 28, 2022, $600 million on February 28, 2022 (February 2022 borrowing), $185 million on March 28, 2022, and $115 million on April 28, 2022 (April 2022 borrowing) under the January 2022 Term Loan Credit Agreement. Following the April 2022 borrowing, no additional amounts remain available for borrowing under the January 2022 Term Loan Credit Agreement. The proceeds from each borrowing were used for general corporate purposes, including to repay outstanding CP Notes and, in the case of the February 2022 borrowing, to redeem in full the $400 million aggregate principal amount outstanding of our 4.10% senior secured notes due June 1, 2022 (2022 Notes), plus accrued and unpaid interest on the 2022 Notes. On May 20, 2022, we repaid $650 million of the principal amount outstanding under the January 2022 Term Loan Credit Agreement. See “2032 Notes and 2052 Notes Issuances” below for more information. As a result of the repayment, the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement at June 30, 2022 totaled $650 million.

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

2022 Notes Redemption

On March 1, 2022, we redeemed in full the $400 million aggregate principal amount outstanding of our 2022 Notes, which were to mature on June 1, 2022. The redemption price was equal to 100% of the principal amount of the 2022 Notes, plus accrued interest to, but not including, the redemption date of March 1, 2022. Following the redemption of the 2022 Notes, none of the 2022 Notes remain outstanding.

2032 Notes and 2052 Notes Issuances

On May 20, 2022, we issued $400 million aggregate principal amount of 4.15% senior secured notes due June 1, 2032 (2032 Notes) and $400 million aggregate principal amount of 4.60% senior secured notes due June 1, 2052 (2052 Notes).

We intend to allocate/disburse the proceeds from the sale of the 2032 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 2032 Notes) of approximately $395 million, or an amount equal to the net proceeds from the sale of the 2032 Notes, to finance and/or refinance, in whole or in part, investments in or expenditures on one or more new and/or existing eligible green projects in accordance with our sustainable financing framework. Eligible green projects include transmission and distribution projects connecting renewable energy sources to the ERCOT grid, customer energy efficiency programs, and deployment of automated metering infrastructure and smart grid technology. Prior to the allocation/disbursement of the full amount of the net proceeds from the sale of the 2032 Notes, we temporarily applied the entire amount of such net proceeds to repay a portion of the principal amount outstanding under the January 2022 Term Loan Credit Agreement. We used the proceeds from the sale of the 2052 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 2052 Notes) of approximately $392 million for general corporate purposes, including to repay $255 million of the principal amount outstanding under the January 2022 Term Loan Credit Agreement.

The 2032 Notes and 2052 Notes were issued pursuant to the provisions of an Indenture, dated as of August 1, 2002, between Oncor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as trustee, as amended and supplemented.

The 2032 Notes bear interest at a rate of 4.15% per annum and mature on June 1, 2032. The 2052 Notes bear interest at a rate of 4.60% per annum and mature on June 1, 2052. Interest on the 2032 Notes and the 2052 Notes is payable in cash semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. Prior to March 1, 2032, in the case of the 2032 Notes and December 1, 2051 in the case of the 2052 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after March 1, 2032 in the case of the 2032 Notes and December 1, 2051 in the case of the 2052 Notes, we may redeem the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 2032 Notes and 2052 Notes were issued in a private placement and were not registered under the Securities Act. In connection with the completion of the sale of the 2032 Notes and 2052 Notes, we entered into a Registration Rights Agreement with the representatives of the initial purchasers of such notes (the Registration Rights Agreement). Under the Registration Rights Agreement, we agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the 2032 Notes and the 2052 Notes for publicly registered notes (the Exchange Offer Registration Statement), or under certain circumstances, a shelf registration statement (the Shelf Registration Statement). We have agreed to use commercially reasonable efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act on or prior to June 1, 2023 and to consummate the exchange offer on or prior to July 15, 2023. Oncor agreed to use commercially reasonable efforts to cause any Shelf Registration Statement to become or be declared effective within the later of 180 days after such Shelf Registration Statement filing obligation arises and June 1, 2023. If we do not comply with certain of our obligations under the Registration Rights Agreement, the affected notes will bear additional interest on the principal amount of such affected notes at a rate of 0.50% per annum over the interest rate otherwise provided for under such notes for the period during which the registration default continues, but not later than the second anniversary of the issue date of such notes.

Long-Term Debt-Related Activity Subsequent to June 30, 2022

July 2022 Term Loan Credit Agreement

On July 6, 2022, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $650 million (July 2022 Term Loan Credit Agreement) with a maturity date that is 366 days after the date on which the funding availability period ends. The July 2022 Term Loan Credit Agreement provides that we may borrow up to the full amount available under the July 2022 Term Loan Credit Agreement in up to three borrowings, which may be made, at our option, at any time on or before August 31, 2022. We intend to use the proceeds from any borrowings under the July 2022 Term Loan Credit Agreement for general corporate purposes. At the time of this quarterly report on Form 10-Q, no borrowings have been made under the July 2022 Term Loan Credit Agreement.

Loans under the July 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2022, the amount of available bond credits was $2.111 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.692 billion.

Borrowings under the CP Program, the Credit Facility and the term loans are not secured.

Fair Value of Long-Term Debt

At June 30, 2022 and December 31, 2021, the estimated fair value of our long-term debt (including current maturities) totaled $10.856 billion and $11.758 billion, respectively, and the carrying amount totaled $11.072 billion and $10.032 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

In May 2022, we filed a base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. See Note 2 above for additional information regarding that rate review. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Note 2 above and Note 7 to Financial Statements in our 2021 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At June 30, 2022, we had $5 million in GAAP operating leases that are treated as capital leases solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Financial Statements in our 2021 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. Currently, the Texas State Comptroller’s office is conducting sales and use tax audits for audit periods 2010 through June 2013, July 2013 through 2017, and 2018 through 2021. No audit reports have been issued for these audits. While the outcome is uncertain, based on our analysis, we do not expect the ultimate resolution of these audits will have a material adverse effect on our financial position, results of operations, or cash flows.

7. MEMBERSHIP INTERESTS

Contributions

We received $106 million in cash capital contributions from our members on July 26, 2022. In the six months ended June 30, 2022, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 17, 2022	$106
April 26, 2022	$106

Distributions

The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2022, our regulatory capitalization was 54.4% debt to 45.6% equity and as a result we had $1.115 billion available to distribute to our members.

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

On July 27, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on July 28, 2022. In the six months ended June 30, 2022, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 18, 2022	February 18, 2022	$106
April 27, 2022	April 28, 2022	$106

Membership Interests

The following tables present the changes to membership interests during the three and six months ended June 30, 2022 and 2021, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at March 31, 2022	$12,913	$(129)	$12,784
Net income	229	-	229
Capital contributions	106	-	106
Distributions	(106)	-	(106)
Defined benefit pension plans	-	1	1
Balance at June 30, 2022	$13,142	$(128)	$13,014

Balance at March 31, 2021	$12,218	$(149)	$12,069
Net income	169	-	169
Capital contributions	62	-	62
Distributions	(96)	-	(96)
Defined benefit pension plans	-	3	3
Balance at June 30, 2021	$12,353	$(146)	$12,207

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2021	$12,719	$(131)	$12,588
Net income	423	-	423
Capital contributions	212	-	212
Distributions	(212)	-	(212)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	2	2
Balance at June 30, 2022	$13,142	$(128)	$13,014

Balance at December 31, 2020	$12,083	$(151)	$11,932
Net income	337	-	337
Capital contributions	125	-	125
Distributions	(192)	-	(192)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	4	4
Balance at June 30, 2021	$12,353	$(146)	$12,207

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the six months ended June 30, 2022 and 2021, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(36)	$(95)	$(131)
Defined benefit pension plans	-	2	2
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at June 30, 2022	$(35)	$(93)	$(128)

Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	4	4
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at June 30, 2021	$(38)	$(108)	$(146)

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

OPEB Plans

We currently sponsor two OPEB plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business. The second plan covers retirees and eligible current and future retirees whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of certain formerly affiliated companies, including Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees. See Note 9 to Financial Statements in our 2021 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and six months ended June 30, 2022 and 2021, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of net allocated pension costs:
Service cost	$8	$8	$16	$17
Interest cost (a)	23	21	45	42
Expected return on assets (a)	(27)	(25)	(53)	(50)
Amortization of net loss (a)	8	13	16	26
Net pension costs	12	17	24	35
Net adjustments (b)	(1)	(6)	(2)	(12)
Net pension costs recognized as operation and maintenance expense or other deductions	$11	$11	$22	$23

Components of net OPEB costs:
Service cost	$1	$1	$2	$2
Interest cost (a)	6	7	12	13
Expected return on assets (a)	(2)	(2)	(4)	(3)
Amortization of prior service cost	-	(4)	-	(8)
Amortization of net loss (a)	-	5	-	9
Net OPEB costs	5	7	10	13
Net adjustments (b)	3	1	5	2
Net OPEB costs recognized as operation and maintenance expense or other deductions	$8	$8	$15	$15

____________

(a)The components of net costs other than service cost component are recorded in “Other deductions and (income) – net” in Condensed Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, regulatory asset or regulatory liability.

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $2 million and $18 million, respectively, during the six months ended June 30, 2022. We expect to make additional cash contributions to the pension plans and OPEB Plans of $3 million and $17 million, respectively, during the remainder of 2022. Our pension plans and OPEB Plans funding is expected to total approximately $273 million and $141 million, respectively, in the five-year period from 2022 to 2026 based on the latest actuarial projections.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At June 30, 2022			At December 31, 2021
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes payable (receivable)	$(2)	$(1)	$(3)	$(5)	$(1)	$(6)
Texas margin tax payable	15	-	15	24	-	24
Net payable (receivable)	$13	$(1)	$12	$19	$(1)	$18

Cash payments made to members related to income taxes for the six months ended June 30, 2022 and 2021 consisted of the following:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$41	$10	$51	$26	$6	$32
Texas margin tax	22	-	22	21	-	21
Total payments	$63	$10	$73	$47	$6	$53

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million in each of the three months ended June 30, 2022 and 2021, respectively, and $7 million in each of the six months ended June 30, 2022 and 2021, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the six months ended June 30, 2022 and 2021.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Professional fees	$1	$3	$3	$5
Recoverable pension and OPEB – non-service costs	14	14	27	27
Gain on sale of non-utility property	(11)	-	(11)	-
AFUDC – equity income	(8)	(7)	(14)	(13)
Interest and investment loss (income) - net	2	(4)	4	(7)
Other	1	1	1	2
Total other deductions and (income) – net	$(1)	$7	$10	$14

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest	$109	$103	$218	$205
Amortization of debt issuance costs and discounts	3	3	5	6
Less AFUDC – capitalized interest portion	(4)	(4)	(7)	(7)
Total interest expense and related charges	$108	$102	$216	$204

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2022	2021
Gross trade accounts and other receivables	$919	$750
Allowance for uncollectible accounts	(12)	(12)
Trade accounts receivable – net	$907	$738

At June 30, 2022, REP subsidiaries of our two largest customers represented 25% and 23% of the trade accounts receivable balance. At December 31, 2021, REP subsidiaries of our two largest customers represented 22% and 21% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2022	2021
Assets related to employee benefit plans	$126	$133
Non-utility property – land	12	20
Other	2	2
Total investments and other property	$140	$155

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheets consisted of the following:

	Composite Depreciation Rate/	At June 30,	At December 31,
	Average Life at June 30, 2022	2022	2021
Assets in service:
Distribution	2.5% / 39.5 years	$16,544	$15,994
Transmission	2.9% / 34.5 years	13,328	13,075
Other assets	5.9% / 16.9 years	1,939	1,960
Total		31,811	31,029
Less accumulated depreciation		8,851	8,659
Net of accumulated depreciation		22,960	22,370
Construction work in progress		882	557
Held for future use		26	27
Property, plant and equipment – net		$23,868	$22,954

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At June 30, 2022			At December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$646	$120	$526	$641	$117	$524
Capitalized software	1,042	431	611	1,066	451	615
Total	$1,688	$551	$1,137	$1,707	$568	$1,139

Aggregate amortization expenses for intangible assets totaled $19 million and $18 million for the three months ended June 30, 2022 and 2021, respectively, and $38 million and $35 million for the six months ended June 30, 2022 and 2021, respectively. The estimated annual amortization expense for the five-year period from 2022 to 2026 is as follows:

Year	Amortization Expense
2022	$77
2023	$76
2024	$75
2025	$75
2026	$75

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheets consisted of the following:

	At June 30,	At December 31,
	2022	2021
Operating lease liabilities	$132	$133
Investment tax credits	3	4
Customer deposits – noncurrent	60	30
Other	85	64
Total operating lease and other obligations	$280	$231

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
Cash payments (receipts) related to:
Interest	$213	$204
Less capitalized interest	(7)	(7)
Interest payments (net of amounts capitalized)	$206	$197

Amount in lieu of income taxes (Note 9):
Federal	$51	$32
State	22	21
Total payments in lieu of income taxes	$73	$53

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$168	$181
ROU assets obtained in exchange for operating lease obligations	$19	$29
Transfer of title to assets constructed for and prepaid by LP&L	$-	$150

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as the consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2021 Form 10-K.

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

Significant Activities and Events

Base Rate Review (PUCT Docket No. 53601) — On May 13, 2022, we filed a request for a base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. The rate review includes requests for a 4.5% annual revenue requirement increase over current adjusted rates, a revised regulatory capital structure ratio, and an increased authorized return on equity. We cannot predict whether or to what extent the requests in the rate review will be approved, or the proceeding’s ultimate effect on our results of operations, financial condition, or cash flows. See “—Regulation and Rates” below and Note 2 to Financial Statements for a discussion of the base rate review and other significant PUCT matters.

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

The PUCT has authorized transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. As a result, we are recording the incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic readiness plan, as a regulatory asset. At June 30, 2022, the balance of this regulatory asset was $36 million. We expect COVID-19 pandemic related costs, including costs related to our pandemic readiness plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures deferred as a regulatory asset could continue to increase. For more information on recovery of regulatory assets and liabilities, see Note 2 to Financial Statements and Note 1 to financial statements in our 2021 Form 10-K.

Rate regulation is premised on the full recovery of prudently incurred costs. The regulatory assets we have established with respect to COVID-19 pandemic costs that we have incurred and may continue to incur are subject to PUCT review for reasonableness and possible disallowance in our current base rate review. Any failure to recover such costs could have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations.

Long-Term Debt-Related Activities — On January 28, 2022, we entered into an unsecured $1.30 billion term loan credit agreement (January 2022 Term Loan Credit Agreement). We borrowed $400 million on January 28, 2022, $600 million on February 28, 2022 (February 2022 borrowing), $185 million on March 28, 2022, and $115 million on April 28, 2022 (April 2022 borrowing) under the January 2022 Term Loan Credit Agreement. On May 20, 2022, we repaid $650 million of the principal amount outstanding under the January 2022 Term Loan Credit Agreement. See “—Financial Condition—Liquidity and Capital Resources—Long-Term Debt Activity in the Six Months Ended June 30, 2022—2032 Notes and 2052 Notes Issuances” for more information. As a result of the repayment, the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement at June 30, 2022 totaled $650 million.

On March 1, 2022, we redeemed in full the $400 million aggregate principal amount outstanding of our 4.10% senior secured notes due June 1, 2022 (2022 Notes).

On May 20, 2022, we issued $400 million aggregate principal amount of 4.15% senior secured notes due June 1, 2032 (2032 Notes) and $400 million aggregate principal amount of 4.60% senior secured notes due June 1, 2052 (2052 Notes). See Note 5 to Financial Statements and “—Financial Condition—Liquidity and Capital Resources—Long-Term Debt Activity in the Six Months Ended June 30, 2022—2032 Notes and 2052 Notes Issuances” for more information.

RESULTS OF OPERATIONS

Operating Data
	Twelve Months Ended June 30,		%
	2022	2021	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	79.4	81.8	(2.9)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	-
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	59.3	61.1	(2.9)

Electricity points of delivery (in thousands at end of period):
Electricity distribution points of delivery (based on number of active meters)	3,867	3,804	1.7

____________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. Each of these results excludes outages during significant storm events.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	12,148	9,987	21.6	23,524	20,893	12.6
Commercial, industrial, small business and other	25,681	22,902	12.1	48,016	42,673	12.5
Total electric energy volumes	37,829	32,889	15.0	71,540	63,566	12.5

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2022	2021	Change	2022	2021	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (a)	$600	$517	$83	$1,178	$1,058	$120
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	237	222	15	470	429	41
Billed to REPs serving Oncor distribution customers, through TCRF	132	120	12	262	234	28
Total transmission base revenues	369	342	27	732	663	69
Other miscellaneous revenues	22	19	3	40	36	4
Total revenues contributing to earnings	991	878	113	1,950	1,757	193

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	290	260	30	571	509	62
EECRF	12	9	3	21	20	1
Total revenues collected for pass-through expenses	302	269	33	592	529	63

Total operating revenues	$1,293	$1,147	$146	$2,542	$2,286	$256

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

Financial Results — Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total operating revenues increased $146 million, or 13%, to $1.293 billion during the three months ended June 30, 2022. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $113 million to $991 million during the three months ended June 30, 2022. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT. The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate reviews to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues increased $83 million to $600 million during the three months ended June 30, 2022. The increase in distribution base rate revenues primarily reflects:

o$63 million increase due to higher consumption attributable primarily to significantly warmer weather,

o$17 million increase due to the effects of the DCRF rate increases to reflect increases in invested capital, and

o$6 million increase due to growth in points of delivery.

See the DCRF Filings Table below for a listing of recent DCRF filings impacting revenues for 2021 and 2022. PUCT rules provide that DCRF filings may only be made between April 1 and April 8 of a given year. However, PUCT rules also provide that any DCRF filings initiated within 145 days of a comprehensive base rate review proceeding will be dismissed. As we filed a base rate review proceeding on May 13, 2022, which is within 145 days of the DCRF filing deadline, we did not file a DCRF in April 2022.

DCRF Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact
51996	April 2021	September 2021	$88
50734	April 2020	September 2020	$70

•An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues increased $27 million to $369 million during the three months ended June 30, 2022. The increase in TCOS revenues was due to the effects of the TCOS updates to reflect increases in invested capital.

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

Revenues collected for pass-through expenses increased $33 million to $302 million during the three months ended June 30, 2022. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $30 million to $290 million during the three months ended June 30, 2022 due to higher TCRF Third-Party provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense. At June 30, 2022, there was no third-party wholesale transmission service expense being deferred as regulatory assets or regulatory liabilities (see Note 2 to Financial Statements). PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of recent TCRF filings impacting revenues in 2021 and 2022.

TCRF Filings Table

			Billing Impact
			for Period Effective
PUCT Docket No.	Filed	Effective	Increase (Decrease)
53675	May 2022	September 2022 - February 2023	$154
52898	November 2021	March 2022 - August 2022	$(61)
52175	May 2021	September 2021 - February 2022	$149
51560	November 2020	March 2021 - August 2021	$(87)
50883	May 2020	September 2020 - February 2021	$81

•An Increase in EECRF Revenues — EECRF revenues increased $3 million to $12 million during the three months ended June 30, 2022 and were generally offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of recent EECRF filings.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery and Other
53671 (a)	May 2022	March 2023	$52	$28	$3
52178	May 2021	March 2022	$49	$31	$3
50886	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)

____________

(a)Pending PUCT approval.

Wholesale transmission service expense increased $30 million to $290 million during the three months ended June 30, 2022. The increase is due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $23 million to $255 million during the three months ended June 30, 2022. The increase includes $10 million in higher labor and contractor related costs, $5 million in higher vegetation management costs, $3 million in higher insurance and other costs, $2 million in higher material and transportation costs and a $2 million increase in energy efficiency program expenses. In general, increases in operation and maintenance expense are driven by increases in investment in property, plant and equipment. Inflation, particularly the cost of labor, as well as availability of labor and materials, also contributed to increased operation and maintenance costs, and we expect to continue to experience higher costs related to labor and materials in the near term.

Depreciation and amortization increased $14 million to $223 million during the three months ended June 30, 2022. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $49 million (including a $1 million benefit related to nonoperating income) during the three months ended June 30, 2022 compared to $33 million (including a $3 million benefit related to nonoperating income) during the three months ended June 30, 2021.

The effective income tax rate was 17.6% and 16.3% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $5 million to $140 million during the three months ended June 30, 2022. The increase is primarily due to increases in property taxes attributable to ongoing investments in property, plant and equipment and increases in local franchise taxes payable by us to municipalities due to higher customer consumption.

Other deductions and (income) - net was $8 million favorable for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The variance is primarily due to an $11 million gain on a sale of certain non-utility property, a $2 million decrease in professional fees and a $1 million increase in AFUDC – equity income, partially offset by a net $6 million unfavorable change in the value of certain compensation plan trust assets during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $6 million to $108 million during the three months ended June 30, 2022. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, partially offset by lower average interest rates on the borrowings.

Net income increased $60 million to $229 million during the three months ended June 30, 2022. The increase was driven by increases in revenues from higher customer consumption attributable primarily to significantly warmer weather, updates to base transmission and distribution rates to reflect increases in invested capital, customer growth, and a gain on a sale of certain non-utility property, partially offset by increases in costs associated with additional investments (primarily depreciation, property taxes and borrowing costs) and increases in operation and maintenance expense.

Financial Results — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total operating revenues increased $256 million, or 11%, to $2.542 billion during the six months ended June 30, 2022.

Revenues contributing to earnings increased $193 million to $1.950 billion during the six months ended June 30, 2022. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rate revenues increased $120 million to $1.178 billion during the six months ended June 30, 2022. The increase in distribution base rate revenues primarily reflects:

o$72 million increase due to higher consumption attributable primarily to significantly warmer weather during the second quarter of 2022 as compared to the second quarter of 2021,

o$36 million increase due to the effects of the DCRF rate increases to reflect increases in invested capital, and

o$13 million increase due to growth in points of delivery.

•An Increase in Transmission Base Revenues —TCOS revenues increased $69 million to $732 million during the six months ended June 30, 2022. The increase in TCOS revenues was primarily due to the effects of TCOS updates to reflect increases in invested capital.

Revenues collected for pass-through expenses increased $63 million to $592 million during the six months ended June 30, 2022. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $62 million to $571 million during the six months ended June 30, 2022 due to higher TCRF Third-Party provider billings.

•An Increase in EECRF Revenues — EECRF revenues increased $1 million to $21 million during the six months ended June 30, 2022 and were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $62 million to $571 million during the six months ended June 30, 2022 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $37 million to $504 million during the six months ended June 30, 2022. The increase includes $21 million in higher labor and contractor related costs, $7 million in higher vegetation management costs, $5 million in higher material and transportation costs and $4 million in higher insurance and other costs.

Depreciation and amortization increased $31 million to $445 million during the six months ended June 30, 2022. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $88 million (including a $4 million benefit related to nonoperating income) during the six months ended June 30, 2022 compared to $66 million (including a $6 million benefit related to nonoperating income) during the six months ended June 30, 2021.

The effective income tax rate was 17.2% and 16.4% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $10 million to $285 million during the six months ended June 30, 2022. The increase is primarily due to increases in property taxes attributable to ongoing investments in property, plant and equipment, increases in local franchise taxes payable by us to municipalities due to higher customer consumption and increases in payroll taxes.

Other deductions and (income) - net was $4 million favorable for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The variance is primarily due to an $11 million gain on a sale of certain non-utility property, a $2 million decrease in professional fees and a $1 million increase in AFUDC – equity income, partially offset by a net $11 million unfavorable change in the value of certain compensation plan trust assets during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $12 million to $216 million during the six months ended June 30, 2022. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, partially offset by lower average interest rates on the borrowings.

Net income increased $86 million to $423 million during the six months ended June 30, 2022. The increase was driven by increases in revenues from updates to base transmission and distribution rates to reflect increases in invested capital, higher customer consumption attributable primarily to significantly warmer weather during the second quarter of 2022 as compared to the second quarter of 2021, customer growth and a gain on a sale of certain non-utility property, partially offset by increases in costs associated with additional investments (primarily depreciation, property taxes and borrowing costs) and increases in operation and maintenance expense.

OTHER COMPREHENSIVE INCOME (LOSS)

We expect that net after-tax losses of approximately $3 million that are currently reported in accumulated other comprehensive loss at June 30, 2022 related to cash flow interest rate hedges will be reclassified into net income as an increase to interest expense within the next 12 months as the hedged items affect earnings.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Cash provided by operating activities totaled $645 million and $523 million during the six months ended June 30, 2022 and 2021, respectively. The $122 million net increase is primarily the result of a $168 million increase in transmission and distribution receipts, a $21 million increase in customer deposits primarily held in restricted accounts, an $18 million increase in accounts payable due to timing of payments to vendors and a $15 million decrease in funding to employee benefit plans, partially offset by a $58 million increase in inventory purchases and a $37 million net increase in income tax and property tax payments.

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $41 million and $40 million more than the amounts reported in the condensed statements of consolidated income in the six months ended June 30, 2022 and 2021, respectively. The differences are due to certain regulatory asset amortizations being reported as operation and maintenance expense in the condensed statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $822 million and $638 million during the six months ended June 30, 2022 and 2021, respectively. The $184 million net increase is the result of a $117 million net increase in debt financing activity and an $87 million increase in capital contributions from members, offset by a $20 million increase in distributions to members. See Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $1.378 billion and $1.181 billion during the six months ended June 30, 2022 and 2021, respectively. The $197 million net increase is primarily the result of a $192 million increase in capital expenditures and a $26 million decrease as a result of the 2021 completion of our joint project with LP&L, partially offset by $19 million in proceeds from a sale of certain non-utility property in 2022.

Long-Term Debt Activity in the Six Months Ended June 30, 2022

January 2022 Term Loan Credit Agreement — In January 2022, we entered into the January 2022 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $1.30 billion. The January 2022 Term Loan Credit Agreement matures on April 29, 2023. We borrowed $400 million on January 28, 2022, $600 million at the February 2022 borrowing, $185 million on March 28, 2022, and $115 million at the April 2022 borrowing under the January 2022 Term Loan Credit Agreement. Following the April 2022 borrowing, no additional amounts remain available for borrowings under the January 2022 Term Loan Credit Agreement. The proceeds from each borrowing were used for general corporate purposes, including to repay outstanding CP Notes and, in the case of the February 2022 borrowing, to redeem $400 million aggregate principal amount outstanding of our 2022 Notes, plus accrued and unpaid interest on the 2022 Notes. On May 20, 2022, we repaid $650 million of the principal amount outstanding under the January 2022 Term Loan Credit Agreement. As a result of the repayment, the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement at June 30, 2022 totaled $650 million. See “2032 Notes and 2052 Notes Issuances” below for more information.

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

2022 Notes Redemption — On March 1, 2022, we redeemed in full the $400 million aggregate principal amount outstanding of our 2022 Notes, which were to mature on June 1, 2022. The redemption price was equal to 100% of the principal amount of the 2022 Notes, plus accrued interest to, but not including, the redemption date of March 1, 2022. Following the redemption of the 2022 Notes, none of the 2022 Notes remain outstanding.

2032 Notes and 2052 Notes Issuances — On May 20, 2022, we issued $400 million aggregate principal amount of the 2032 Notes and $400 million aggregate principal amount of the 2052 Notes.

We intend to allocate/disburse the proceeds from the sale of the 2032 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 2032 Notes) of approximately $395 million, or an amount equal to the net proceeds from the sale of the 2032 Notes, to finance and/or refinance, in whole or in part, investments in or expenditures on one or more new and/or existing eligible green projects in accordance with our sustainable financing framework. Eligible green projects include transmission and distribution projects connecting renewable energy sources to the ERCOT grid, customer energy efficiency programs, and deployment of automated metering infrastructure and smart grid technology. Prior to the allocation/disbursement of the full amount of the net proceeds from the sale of the 2032 Notes, we temporarily applied the entire amount of such net proceeds to repay a portion of the principal amount outstanding under the January 2022 Term Loan Credit Agreement. We used the proceeds from the sale of the 2052 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 2052 Notes) of approximately $392 million for general corporate purposes, including to repay $255 million of principal amount outstanding under the January 2022 Term Loan Credit Agreement.

The 2032 Notes bear interest at a rate of 4.15% per annum and mature on June 1, 2032. The 2052 Notes bear interest at a rate of 4.60% per annum and mature on June 1, 2052. Interest on the 2032 Notes and the 2052 Notes is payable in cash semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. Prior to March 1, 2032, in the case of the 2032 Notes and December 1, 2051 in the case of the 2052 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after March 1, 2032 in the case of the 2032 Notes and December 1, 2051 in the case of the 2052 Notes, we may redeem the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

Long-Term Debt Activity Subsequent to June 30, 2022

July 2022 Term Loan Credit Agreement — In July 2022, we entered into an unsecured term loan credit agreement equal to an aggregate principal amount of $650 million (July 2022 Term Loan Credit Agreement) with a commitment equal to an aggregate principal amount of $650 million. The July 2022 Term Loan Credit Agreement has a maturity date that is 366 days after the date on which the funding availability period ends. The July 2022 Term Loan Credit Agreement provides that we may borrow up to the full amount available under the July 2022 Term Loan Credit Agreement in up to three borrowings, which may be made, at our option, at any time on or before August 31, 2022. We intend to use the proceeds from any borrowings under the July 2022 Term Loan Credit Agreement for general corporate purposes. At the time of this quarterly report on Form 10-Q, no borrowings have occurred under the July 2022 Term Loan Credit Agreement.

Loans under the July 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

The July 2022 Term Loan Credit Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets and acquisitions and investments in subsidiaries. The July 2022 Term Loan Credit Agreement also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

Short-Term Debt Activity in the Six Months Ended June 30, 2022

Credit Facility — At June 30, 2022, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and other general corporate purposes, issuances of letters of credit and support of our CP Program. The Credit Facility has a maturity date of November 9, 2026. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Borrowings under the Credit Facility are classified as short-term on the balance sheet.

At June 30, 2022, we had no outstanding borrowings under the Credit Facility, no CP Notes outstanding and no outstanding letters of credit. At December 31, 2021, we had no outstanding borrowings under the Credit Facility, $215 million of CP Notes outstanding and $8 million of outstanding letters of credit.

Because the CP Program is supported by our Credit Facility, any CP Notes outstanding effectively reduce the available borrowing capacity under our Credit Facility. Considering CP Notes, letters of credit outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $2.0 billion at June 30, 2022 and available borrowing capacity under the Credit Facility totaled $1.777 billion at December 31, 2021.

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

CP Program — We maintain the CP Program, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement. Under the CP Program, we issue CP Notes from time to time, and the proceeds of CP Notes are used for working capital and other general corporate purposes. We had no CP Notes outstanding under the CP Program at June 30, 2022 and $215 million of CP Notes outstanding under the CP Program at December 31, 2021.

The CP Program obtains liquidity support from our Credit Facility. We may utilize either the CP Program or the Credit Facility at our option for funding. See Note 4 to Financial Statements for additional information regarding the CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved capital expenditures of $3.0 billion for 2022. In addition, the most recent long-term plan presented to our board of directors in October 2021 provides for capital expenditures of $3.0 billion to $3.1 billion in each of the years 2023 through 2026.  These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation.

Pension Plans and OPEB Plans Funding — Our funding for the pension plans and OPEB Plans for calendar year 2022 is expected to total $5 million and $35 million, respectively. Based on the funded status of the pension plans at December 31, 2021, and the latest actuarial projections, our aggregate pension plans and OPEB Plans funding is expected to total approximately $414 million in the five-year period 2022 through 2026, an increase from previous funding expectations primarily due to financial market conditions, which resulted in lower than previously anticipated investment performance of pension assets in the first half of 2022. During the six months ended June 30, 2022, we made cash contributions to the pension plans and OPEB Plans of $2 million and $18 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

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

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes, borrow under our Credit Facility and, when available, borrow under our term loan credit agreement. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the Credit Facility. Cash and cash equivalents totaled $66 million and $11 million at June 30, 2022 and December 31, 2021, respectively. Considering any CP Notes and letters of credit outstanding, available liquidity (cash, cash equivalents and available borrowing capacity under the Credit Facility) at June 30, 2022 totaled $2.066 billion, reflecting an increase of $278 million as compared to December 31, 2021.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the Credit Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. On July 6, 2022, we entered into the July 2022 Term Loan Credit Agreement. At the time of this quarterly report on Form 10-Q, the entire $650 million remained available for borrowings. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers and other transactions in order to refinance or manage our long-term debt. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be recoverable through rates.

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

Member Contributions and Distributions

Contributions — We received $106 million in cash capital contributions from our members on July 26, 2022. In the six months ended June 30, 2022, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 17, 2022	$106
April 26, 2022	$106

Distributions — The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2022, our regulatory capitalization was 54.4% debt to 45.6% equity, and as a result we had $1.115 billion available to distribute to our members.

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

On July 27, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on July 28, 2022. In the six months ended June 30, 2022, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 18, 2022	February 18, 2022	$106
April 27, 2022	April 28, 2022	$106

Capitalization and Return on Equity

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957. In PUCT Docket No. 46957, the PUCT also set our authorized return on equity at 9.8%. Our regulatory capital structure was 54.4% debt to 45.6% equity at June 30, 2022. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio. See Note 7 to Financial Statements for further discussion of our regulatory capitalization.

Our GAAP capitalization ratios were 43.3% debt to 56.7% equity at June 30, 2022.

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

Presented below are the credit ratings assigned for our debt securities at August 4, 2022.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

As described in Note 4 to Financial Statements, the CP Program obtains liquidity support from our Credit Facility. As described in Note 5 to Financial Statements, our senior secured debt is secured pursuant to the Deed of Trust by a first priority lien on certain of our transmission and distribution assets.

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

Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the higher of (1) the prime rate of the administrative agent, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. Based on our current debt ratings as of August 4, 2022, our LIBOR-based borrowings would bear interest at adjusted LIBOR plus 1.00% and our alternate base rate borrowings will bear interest at the alternate base rate plus 0.00%. The Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR.

The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics set forth in the Credit Facility, and to date no such pricing increases or decreases have been implemented. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

Our Credit Facility, Note Purchase Agreement, and term loan credit agreements each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility and term loan credit agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than

12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At June 30, 2022, we were in compliance with this covenant and all other covenants under the Credit Facility, Note Purchase Agreement and term loan credit agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, Note Purchase Agreement and the term loan credit agreements, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreement, would permit the holders of our secured debt to exercise their remedies under the Deed of Trust.

Guarantees

At June 30, 2022, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

2022 Base Rate Review (PUCT Docket No. 53601) — On May 13, 2022, we filed a request for a base rate review with the PUCT and the 209 cities in our service territory that have retained original jurisdiction over rates. The rate review test year is based on calendar year 2021 results with certain adjustments. The rate review includes a request for an annual revenue requirement increase over current adjusted rates of 4.5%, and, if approved as requested, would result in an aggregate annual revenue requirement increase of approximately $251 million. The rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity and an authorized return on equity of 10.30%. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity and our current authorized return on equity is 9.8%. In June, a procedural schedule was agreed to by the parties to the proceeding, which would result in a hearing on the merits being held from September 26, 2022 to October 5, 2022, if a settlement is not reached among the parties. We also agreed to extend the requested effective date of the rate increase such that the jurisdictional deadline for the PUCT to act on our rate review request has been extended to December 29, 2022. We expect new rates would go into effect by the end of the first quarter of 2023. However, we cannot predict whether or to what extent our requests in the rate review will be approved or the proceeding’s ultimate effect on our results of operations, financial condition, or cash flows.

See Note 2 to Financial Statements for a discussion of other significant PUCT matters for the six months ended June 30, 2022.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at June 30, 2022.

At June 30, 2022, all of our long-term debt, other than term loan credit agreement borrowings, carried fixed interest rates. In addition, borrowings of short-term debt under the Credit Facility bear interest on a floating rate basis. At June 30, 2022, there were no borrowings under the Credit Facility. At June 30, 2022, the borrowings under the January 2022 Term Loan Credit Agreement bore interest at an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment plus a spread of 0.575%). SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR will affect the interest rate of our borrowings under our term loan credit agreements.

Based on the amount of floating rate debt outstanding as of June 30, 2022, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources,” and Notes 4 and 5 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At June 30, 2022, we had accrued $9 million in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with trade accounts receivable totaled $919 million at June 30, 2022. The receivable balance is before the allowance for uncollectible accounts, which totaled $12 million at June 30, 2022. The exposure includes trade accounts receivable from REPs totaling $617 million, which are generally noninvestment grade and from transmission customers totaling $68 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk. At June 30, 2022, REP subsidiaries of our two largest customers represented 25% and 23% of the trade accounts receivable balance, respectively. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at June 30, 2022.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

Any forward-looking statement speaks only as of the date on which it is made, and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2022, we filed a base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates” for a discussion of that proceeding. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. For a discussion of certain of these proceedings see Notes 2 and 6 to the Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	333-100240 Form 8-K (filed May 20, 2022)	4.1	—	Officer’s Certificate, dated May 20, 2022, establishing the terms of Oncor’s 4.15% Senior Secured Notes due 2032 and Oncor’s 4.60% Senior Secured Notes due 2052.

4(b)	333-100240 Form 8-K (filed May 20, 2022)	4.2	—

Registration Rights Agreement, dated May 20, 2022, among Oncor and the representatives of the initial purchasers of Oncor’s 4.15% Senior Secured Notes due 2032 and Oncor’s 4.60% Senior Secured Notes due 2052.

(10)	Material Contracts

	Credit Agreements

10(a)	333-100240 Form 8-K (filed July 8, 2022)	10.1	—

Term Loan Credit Agreement, dated as of July 6, 2022, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders and as sole bookrunner, a lender and a joint lead arranger, and the other financial institutions party thereto.

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

Date: August 4, 2022