Form 10-Q
period 2022-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2022-11-03
CIK 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 3, 2022, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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
Sempra Acquisition

Refers to the transactions pursuant to which Sempra indirectly acquired approximately 80% of Oncor’s membership interests owned indirectly by Energy Future Holdings Corp. and Energy Future Intermediate Holdings Company LLC. The transactions closed March 9, 2018

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

U.S.	United States of America
Vistra	Refers to Vistra Corp. and/or its subsidiaries, depending on context
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions of dollars)
Operating revenues (Note 3)	$1,438	$1,286	$3,980	$3,572
Operating expenses:
Wholesale transmission service	291	261	862	770
Operation and maintenance	264	249	768	716
Depreciation and amortization	227	213	672	627
Provision in lieu of income taxes (Note 9)	70	53	162	125
Taxes other than amounts related to income taxes	147	143	432	418
Total operating expenses	999	919	2,896	2,656
Operating income	439	367	1,084	916
Other deductions and (income) – net (Note 10)	9	8	19	22
Nonoperating benefit in lieu of income taxes	(3)	(3)	(7)	(9)
Interest expense and related charges (Note 10)	115	104	331	308
Net income	$318	$258	$741	$595

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions of dollars)
Net income	$318	$258	$741	$595
Other comprehensive income:
Net effects of cash flow hedges (net of tax)	1	1	2	2
Defined benefit pension plans (net of tax)	1	1	3	5
Total other comprehensive income	2	2	5	7
Comprehensive income	$320	$260	$746	$602

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(millions of dollars)
Cash flows – operating activities:
Net income	$741	$595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	734	688
Provision in lieu of deferred income taxes – net	27	40
Other – net	(13)	(1)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	103	6
Other operating assets and liabilities	(181)	(171)
Cash provided by operating activities	1,411	1,157
Cash flows – financing activities:
Issuances of long-term debt (Note 5)	3,950	1,290
Repayment of long-term debt (Note 5)	(2,732)	-
Net change in short-term borrowings (Note 4)	(215)	(70)
Capital contributions from members (Note 7)	318	188
Distributions to members (Note 7)	(318)	(739)
Debt discount and financing costs – net	(29)	(1)
Cash provided by financing activities	974	668
Cash flows – investing activities:
Capital expenditures	(2,161)	(1,842)
Expenditures for third party in joint project	(2)	(66)
Reimbursements from third party in joint project	1	98
Other – net	45	24
Cash used in investing activities	(2,117)	(1,786)
Net change in cash, cash equivalents and restricted cash	268	39
Cash, cash equivalents and restricted cash – beginning balance	54	27
Cash, cash equivalents and restricted cash – ending balance	$322	$66

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2022	2021
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$231	$11
Restricted cash, current (Note 1)	23	13
Trade accounts receivable – net (Note 10)	910	738
Amounts receivable from members related to income taxes (Note 9)	-	6
Materials and supplies inventories – at average cost	186	171
Prepayments and other current assets	111	101
Total current assets	1,461	1,040
Restricted cash, noncurrent (Note 1)	68	30
Investments and other property (Note 10)	134	155
Property, plant and equipment – net (Note 10)	24,431	22,954
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,646	1,547
Operating lease ROU and other assets (Note 6)	158	167
Total assets	$32,638	$30,633

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$215
Long-term debt due currently (Note 5)	100	882
Trade accounts payable	429	441
Amounts payable to members related to income taxes (Note 9)	46	24
Accrued taxes other than amounts related to income taxes	260	286
Accrued interest	124	89
Operating lease and other current liabilities (Note 6)	298	283
Total current liabilities	1,257	2,220
Long-term debt, less amounts due currently (Note 5)	11,126	9,150
Liability in lieu of deferred income taxes (Note 9)	2,148	2,065
Regulatory liabilities (Note 2)	3,000	2,876
Employee benefit plan obligations (Note 8)	1,496	1,503
Operating lease and other obligations (Notes 6 and 10)	277	231
Total liabilities	19,304	18,045
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding 2022 and 2021 – 635,000,000	13,460	12,719
Accumulated other comprehensive loss	(126)	(131)
Total membership interests	13,334	12,588
Total liabilities and membership interests	$32,638	$30,633

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

Interest Rate Derivatives and Hedge Accounting

We are exposed to interest rates primarily as a result of our current and expected use of financing. We may, from time to time, utilize interest rate derivative instruments typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings. We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. Designating interest rate derivative instruments as cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that the future cash flows of interest payments may vary, and other criteria. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income (loss). Amounts remain in accumulated other comprehensive income (loss) and are reclassified into net income as the interest expense on the related debt affects net income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At September 30,	At December 31,
	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$231	$11
Restricted cash, current (a)	23	13
Restricted cash, noncurrent (a)	68	30
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$322	$54

____________

(a)Restricted cash represents amounts deposited with Oncor for customer advances for construction that are subject to return in accordance with PUCT rules, ERCOT requirements or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in a separate escrow account.

Contingencies

Our financial results may be affected by judgments and estimates related to contingencies. For loss contingencies, we accrue the loss if an event has occurred on or before the balance sheet date, and:

•information available through the date we file our financial statements indicates it is probable that a loss has been incurred; and

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

Components of our regulatory assets and liabilities and their remaining recovery periods as of September 30, 2022 are provided in the table below. Amounts not currently earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period
	At September 30, 2022	At September 30, 2022	At December 31, 2021
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$309	$328
Employee retirement costs being amortized	5 years	166	193
Employee retirement costs incurred since the last rate review period (b)	To be determined	93	99
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	191	223
Self-insurance reserve incurred since the last rate review period (primarily storm related) (b)	To be determined	542	373
Debt reacquisition costs	Lives of related debt	16	19
Under-recovered AMS costs	5 years	112	128
Energy efficiency performance bonus (a)	1 year or less	36	31
Wholesale distribution substation service	To be determined	89	75
Unrecovered expenses related to COVID-19 (b)	To be determined	37	35
Recoverable deferred income taxes – net	Various	22	16
Uncollectible payments from REPs (b)	To be determined	8	9
Other regulatory assets	Various	25	18
Total regulatory assets		1,646	1,547

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,412	1,348
Excess deferred taxes	Primarily over lives of related assets	1,392	1,442
Over-recovered wholesale transmission service expense (a)	1 year or less	85	7
Unamortized gain on reacquisition of debt	Lives of related debt	25	26
Employee retirement costs over-recovered since last rate review period (b)	To be determined	55	39
Other regulatory liabilities	Various	31	14
Total regulatory liabilities		3,000	2,876
Net regulatory assets (liabilities)		$(1,354)	$(1,329)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

2022 Base Rate Review (PUCT Docket No. 53601)

In May 2022, we filed a request for a base rate review with the PUCT and the 209 cities in our service territory that have retained original jurisdiction over rates. The rate review test year is based on calendar year 2021 results with certain adjustments. The rate review includes a request for an average annual revenue requirement increase over current adjusted rates of 4.5% and, if approved as requested, would result in an aggregate annual revenue requirement increase of approximately $251 million. The rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity and an authorized return on equity of 10.3%. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity and our current authorized return on equity is 9.8%. A hearing on the merits was held before the State Office of Administrative Hearings from September 26, 2022 to October 4, 2022, and a proposal for decision is expected from the administrative law judges to the PUCT for its consideration by December 27, 2022. Resolution of the base rate review requires issuance of a final order by the PUCT, which is expected by the end of the first quarter of 2023, and new rates would go into effect following issuance of that order.

PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019

In March 2020, the PUCT issued an order in PUCT Project No. 50664, Issues Related to the State of Disaster for the Coronavirus Disease 2019, authorizing transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. Since then, we have been recording incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic readiness plan, as a regulatory asset. At September 30, 2022 and December 31, 2021, the balance of this regulatory asset was $37 million and $35 million, respectively.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$710	$650	$1,888	$1,708
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	237	220	707	649
Billed to REPs serving Oncor distribution customers, through TCRF	132	120	394	355
Total transmission base revenues	369	340	1,101	1,004
Other miscellaneous revenues	49	19	89	54
Total revenues contributing to earnings	1,128	1,009	3,078	2,766

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	291	261	862	770
EECRF	19	16	40	36
Total revenues collected for pass-through expenses	310	277	902	806

Total operating revenues	$1,438	$1,286	$3,980	$3,572

Customers

Our distribution business customers consist of REPs (approximately 100 at September 30, 2022) and certain electric cooperatives in our certificated service area. The consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission business customers consist of other distribution companies, municipalities and electric cooperatives. REP subsidiaries of our two largest customers collectively represented 29% and 26% of our total operating revenues for the three months ended September 30, 2022 and 26% and 24% of our total operating revenues for the nine months ended September 30, 2022. No other customer represented more than 10% of our total operating revenues for the three and nine months ended September 30, 2022.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at September 30, 2022 and December 31, 2021:

	At September 30,	At December 31,
	2022	2021
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(215)
Letters of credit outstanding (b)	-	(8)
Available unused credit	$2,000	$1,777

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

5. LONG-TERM DEBT

Our long-term debt includes fixed rate secured and variable rate unsecured debt. Our secured debt is secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. At September 30, 2022 and December 31, 2021, our long-term debt consisted of the following:

	At September 30,	At December 31,
	2022	2021
Fixed Rate Secured:
4.10% Senior Notes due June 1, 2022	$-	$400
7.00% Debentures due September 1, 2022	-	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes Series A, due December 3, 2025	174	174
3.86% Senior Notes Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	-
4.55% Senior Notes due September 15, 2032	700	-
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	-
4.95% Senior Notes due September 15, 2052	500	-
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	11,245	10,127
Variable Rate Unsecured:
Term loan credit agreement maturing August 30, 2023	100	-
Variable rate unsecured long-term debt	100	-
Total long-term debt	11,345	10,127
Unamortized discount, premium and debt issuance costs	(119)	(95)
Less amount due currently	(100)	(882)
Long-term debt, less amounts due currently	$11,126	$9,150

Long-Term Debt-Related Activity in the Nine Months Ended September 30, 2022

January 2022 Term Loan Credit Agreement

On January 28, 2022, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $1.30 billion (January 2022 Term Loan Credit Agreement). The January 2022 Term Loan Credit Agreement had a maturity date of April 29, 2023. We borrowed $400 million on January 28, 2022, $600 million on February 28, 2022 (February 2022 borrowing), $185 million on March 28, 2022, and $115 million on April 28, 2022 under the January 2022 Term Loan Credit Agreement. The proceeds from each borrowing were used for general corporate purposes, including to repay outstanding CP Notes and, in the case of the February 2022 borrowing, to redeem in full the $400 million aggregate principal amount outstanding of our 4.10% senior secured notes due June 1, 2022 (2022 Notes), plus accrued and unpaid interest on the 2022 Notes. On each of May 20, 2022 and September 9, 2022, we repaid $650 million of the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement. Following the repayment on September 9, 2022, no borrowings remained outstanding and the January 2022 Term Loan Credit Agreement was no longer in effect.

July 2022 Term Loan Credit Agreement

On July 6, 2022, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $650 million (July 2022 Term Loan Credit Agreement). The July 2022 Term Loan Credit Agreement matures on August 30, 2023. On August 29, 2022, we borrowed the entire $650 million aggregate principal amount available under the July 2022 Term Loan Credit Agreement and no additional amounts remain available for borrowing under the July 2022 Term Loan Credit Agreement. The proceeds from the borrowing under the July 2022 Term Loan Credit Agreement were used for general corporate purposes, including to repay in full the $482 million principal amount outstanding of our 7.00% Debentures due 2022 (the Debentures), plus accrued and unpaid interest on the Debentures. On September 9, 2022, we repaid $550 million of the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement. As a result of the repayment, the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement at September 30, 2022 was $100 million.

Loans under the July 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus an adjustment of 0.10% (SOFR Adjustment)) plus a spread of 0.60%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

Secured Debt Repayments

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

On September 1, 2022, we repaid in full at maturity the $482 million aggregate principal amount outstanding of the Debentures, plus accrued and unpaid interest on the Debentures. Following the repayment of the Debentures, none of the Debentures remain outstanding.

4.15% 2032 Notes and 4.60% 2052 Notes Issuances

On May 20, 2022, we issued $400 million aggregate principal amount of 4.15% senior secured notes due June 1, 2032 (4.15% 2032 Notes) and $400 million aggregate principal amount of 4.60% senior secured notes due June 1, 2052 (4.60% 2052 Notes).

We intend to allocate/disburse the proceeds from the sale of the 4.15% 2032 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 4.15% 2032 Notes) of approximately $395 million, or an amount equal to the net proceeds from the sale of the 4.15% 2032 Notes, to finance and/or refinance, in whole or in part, investments in or expenditures on one or more new and/or existing eligible green projects in accordance with our sustainable financing framework. Eligible green projects include transmission and distribution projects connecting renewable energy sources to the ERCOT grid, customer energy efficiency programs, and deployment of automated metering infrastructure and smart grid technology. Prior to the allocation/disbursement of the full amount of the net proceeds from the sale of the 4.15% 2032 Notes, we temporarily applied the entire amount of such net proceeds to repay a portion of the principal amount outstanding under the January 2022 Term Loan Credit Agreement. We used the proceeds from the sale of the 4.60% 2052 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 4.60% 2052 Notes) of approximately $392 million for general corporate purposes, including to repay $255 million of the principal amount outstanding under the January 2022 Term Loan Credit Agreement.

The 4.15% 2032 Notes and 4.60% 2052 Notes were issued pursuant to the provisions of an Indenture, dated as of August 1, 2002, between Oncor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as trustee, as amended and supplemented.

The 4.15% 2032 Notes bear interest at a rate of 4.15% per annum and mature on June 1, 2032. The 4.60% 2052 Notes bear interest at a rate of 4.60% per annum and mature on June 1, 2052. Interest on the 4.15% 2032 Notes and the 4.60% 2052 Notes is payable in cash semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. Prior to March 1, 2032, in the case of the 4.15% 2032 Notes and December 1, 2051 in the case of the 4.60% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after March 1, 2032 in the case of the 4.15% 2032 Notes and December 1, 2051 in the case of the 4.60% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 4.15% 2032 Notes and 4.60% 2052 Notes were issued in a private placement and were not registered under the Securities Act. In connection with the completion of the sale of the 4.15% 2032 Notes and 4.60% 2052 Notes, we entered into a registration rights agreement with the representatives of the initial purchasers of such notes (the May Registration Rights Agreement). Under the May Registration Rights Agreement, we agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the 4.15% 2032 Notes and the 4.60% 2052 Notes for publicly registered notes (the May Exchange Offer Registration Statement), or under certain circumstances, a shelf registration statement (the May Shelf Registration Statement). We have agreed to use commercially reasonable efforts to cause the May Exchange Offer Registration Statement to be declared effective under the Securities Act on or prior to June 1, 2023 and to consummate the exchange offer on or prior to July 15, 2023. Oncor agreed to use commercially reasonable efforts to cause any May Shelf Registration Statement to become or be declared effective within the later of 180 days after such May Shelf Registration Statement filing obligation arises and June 1, 2023. If we do not comply with certain of our obligations under the May Registration Rights Agreement, the affected notes will bear additional interest on the principal amount of such affected notes at a rate of 0.50% per annum over the interest rate otherwise provided for under such notes for the period during which the registration default continues, but not later than the second anniversary of the issue date of such notes.

4.55% 2032 Notes and 4.95% 2052 Notes Issuances

On September 8, 2022, we issued $700 million aggregate principal amount of 4.55% senior secured notes due September 15, 2032 (4.55% 2032 Notes) and $500 million aggregate principal amount of 4.95% senior secured notes due September 15, 2052 (4.95% 2052 Notes).

We used the proceeds from the sale of the 4.55% 2032 Notes and the 4.95% 2052 Notes (net of the discounts, fees and expenses) of approximately $1.185 billion for general corporate purposes, including to repay $650 million of the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement and a portion of the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement.

The 4.55% 2032 Notes and 4.95% 2052 Notes were issued pursuant to the provisions of an Indenture, dated as of August 1, 2002, between Oncor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as trustee, as amended and supplemented.

The 4.55% 2032 Notes bear interest at a rate of 4.55% per annum and mature on September 15, 2032. The 4.95% 2052 Notes bear interest at a rate of 4.95% per annum and mature on September 15, 2052. Interest on the 4.55% 2032 Notes and the 4.95% 2052 Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2023. Prior to June 15, 2032, in the case of the 4.55% 2032 Notes and March 15, 2052 in the case of the 4.95% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after June 15, 2032 in the case of the 4.55% 2032 Notes and March 15, 2052 in the case of the 4.95% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 4.55% 2032 Notes and 4.95% 2052 Notes were issued in a private placement and were not registered under the Securities Act. In connection with the completion of the sale of the 4.55% 2032 Notes and 4.95% 2052 Notes, we entered into a registration rights agreement with the representatives of the initial purchasers of such notes (the September Registration Rights Agreement). Under the September Registration Rights Agreement, we agreed, subject to certain exceptions, to file a registration statement with the SEC with respect to a registered offer to exchange the 4.55% 2032 Notes and the 4.95% 2052 Notes for publicly registered notes (the September Exchange Offer Registration Statement), or under certain circumstances, a shelf registration statement (the September Shelf Registration Statement). We have agreed to use commercially reasonable efforts to cause the September Exchange Offer Registration Statement to be declared effective under the Securities Act on or prior to October 1, 2023 and to consummate the exchange offer on or prior to November 15, 2023. Oncor agreed to use commercially reasonable efforts to cause any September Shelf Registration Statement to become or be declared effective within the later of 180 days after such September Shelf Registration Statement filing obligation arises and October 15, 2023. If we do not comply with certain of our obligations under the September Registration Rights Agreement, the affected notes will bear additional interest on the principal amount of such affected notes at a rate of 0.50% per annum over the interest rate otherwise provided for under such notes for the period during which the registration default continues, but not later than the second anniversary of the issue date of such notes.

Deed of Trust

Our secured debt is secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2022, the amount of available bond credits was $2.992 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $3.715 billion.

Borrowings under the CP Program, the Credit Facility and the term loan credit agreement are not secured.

Fair Value of Long-Term Debt

At September 30, 2022 and December 31, 2021, the estimated fair value of our long-term debt (including current maturities) totaled $10.175 billion and $11.758 billion, respectively, and the carrying amount totaled $11.226 billion and $10.032 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

In May 2022, we filed a base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. See Note 2 above for additional information regarding that rate review. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Notes 1 and 2 above and Note 7 to Financial Statements in our 2021 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At September 30, 2022, we had $5 million in GAAP operating leases that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Financial Statements in our 2021 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. Currently, the Texas State Comptroller’s office is conducting sales and use tax audits for audit periods January 2010 through June 2013, July 2013 through December 2017, and January 2018 through June 2022, respectively. No audit reports have been issued for these audits. While the outcome is uncertain, based on our analysis, we do not expect the ultimate resolution of these audits will have a material adverse effect on our financial position, results of operations, or cash flows.

7. MEMBERSHIP INTERESTS

Contributions

We received $106 million in cash capital contributions from our members on October 24, 2022. In the nine months ended September 30, 2022, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 17, 2022	$106
April 26, 2022	$106
July 26, 2022	$106

Distributions

The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At September 30, 2022, our regulatory capitalization was 53.9% debt to 46.1% equity and as a result we had $1.318 billion available to distribute to our members.

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

On October 25, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on October 26, 2022. In the nine months ended September 30, 2022, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 18, 2022	February 18, 2022	$106
April 27, 2022	April 28, 2022	$106
July 27, 2022	July 28, 2022	$106

Membership Interests

The following tables present the changes to membership interests during the three and nine months ended September 30, 2022 and 2021, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at June 30, 2022	$13,142	$(128)	$13,014
Net income	318	-	318
Capital contributions	106	-	106
Distributions	(106)	-	(106)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at September 30, 2022	$13,460	$(126)	$13,334

Balance at June 30, 2021	$12,353	$(146)	$12,207
Net income	258	-	258
Capital contributions	62	-	62
Distributions	(546)	-	(546)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at September 30, 2021	$12,127	$(144)	$11,983

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2021	$12,719	$(131)	$12,588
Net income	741	-	741
Capital contributions	318	-	318
Distributions	(318)	-	(318)
Net effects of cash flow hedges	-	2	2
Defined benefit pension plans	-	3	3
Balance at September 30, 2022	$13,460	$(126)	$13,334

Balance at December 31, 2020	$12,083	$(151)	$11,932
Net income	595	-	595
Capital contributions	188	-	188
Distributions	(739)	-	(739)
Net effects of cash flow hedges	-	2	2
Defined benefit pension plans	-	5	5
Balance at September 30, 2021	$12,127	$(144)	$11,983

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the nine months ended September 30, 2022 and 2021, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(36)	$(95)	$(131)
Defined benefit pension plans	-	3	3
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	2	-	2
Balance at September 30, 2022	$(34)	$(92)	$(126)

Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	5	5
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	2	-	2
Balance at September 30, 2021	$(37)	$(107)	$(144)

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and nine months ended September 30, 2022 and 2021, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net allocated pension costs:
Service cost	$7	$8	$23	$25
Interest cost (a)	23	21	68	63
Expected return on assets (a)	(26)	(25)	(79)	(75)
Amortization of net loss (a)	8	13	24	39
Net pension costs	12	17	36	52
Net adjustments (b)	(1)	(6)	(3)	(18)
Net pension costs recognized as operation and maintenance expense or other deductions	$11	$11	$33	$34

Components of net OPEB costs:
Service cost	$1	$1	$3	$3
Interest cost (a)	6	7	18	20
Expected return on assets (a)	(2)	(2)	(6)	(5)
Amortization of prior service cost (a)	-	(4)	-	(12)
Amortization of net loss (a)	-	4	-	13
Net OPEB costs	5	6	15	19
Net adjustments (b)	3	2	8	4
Net OPEB costs recognized as operation and maintenance expense or other deductions	$8	$8	$23	$23

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $3 million and $26 million, respectively, during the nine months ended September 30, 2022. We expect to make additional cash contributions to the pension plans and OPEB Plans of $2 million and $9 million, respectively, during the remainder of 2022. Our pension plans and OPEB Plans funding is expected to total approximately $273 million and $141 million, respectively, in the five-year period from 2022 to 2026 based on the latest actuarial projections.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheets consisted of the following:

	At September 30, 2022			At December 31, 2021
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes payable (receivable)	$20	$5	$25	$(5)	$(1)	$(6)
Texas margin tax payable	21	-	21	24	-	24
Net payable (receivable)	$41	$5	$46	$19	$(1)	$18

Cash payments made to members related to income taxes for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$61	$15	$76	$38	$10	$48
Texas margin tax	24	-	24	23	-	23
Total payments	$85	$15	$100	$61	$10	$71

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million and $1 million in the three months ended September 30, 2022 and 2021, respectively, and $7 million and $8 million in the nine months ended September 30, 2022 and 2021, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the nine months ended September 30, 2022 and 2021.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Professional fees	$2	$2	$5	$6
Recoverable pension and OPEB – non-service costs	14	13	41	40
Non-recoverable pension and OPEB	-	1	-	2
Gain on sale of non-utility property	-	(1)	(11)	(1)
AFUDC – equity income	(9)	(6)	(23)	(19)
Interest and investment loss (income) – net	1	(1)	5	(8)
Other	1	-	2	2
Total other deductions and (income) – net	$9	$8	$19	$22

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest	$117	$104	$335	$310
Amortization of discount, premium and debt issuance costs	3	3	8	8
Less AFUDC – capitalized interest portion	(5)	(3)	(12)	(10)
Total interest expense and related charges	$115	$104	$331	$308

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2022	2021
Gross trade accounts and other receivables	$923	$750
Allowance for uncollectible accounts	(13)	(12)
Trade accounts receivable – net	$910	$738

At September 30, 2022, REP subsidiaries of our two largest customers represented 27% and 24% of the trade accounts receivable balance. At December 31, 2021, REP subsidiaries of our two largest customers represented 22% and 21% of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2022	2021
Assets related to employee benefit plans	$120	$133
Non-utility property – land	12	20
Other	2	2
Total investments and other property	$134	$155

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheets consisted of the following:

	Composite Depreciation Rate/	At September 30,	At December 31,
	Average Life of Depreciable Plant at September 30, 2022	2022	2021
Assets in service:
Distribution	2.5% / 39.5 years	$16,843	$15,994
Transmission	2.9% / 34.5 years	13,372	13,075
Other assets	5.9% / 16.9 years	1,952	1,960
Total		32,167	31,029
Less accumulated depreciation		8,975	8,659
Net of accumulated depreciation		23,192	22,370
Construction work in progress		1,213	557
Held for future use		26	27
Property, plant and equipment – net		$24,431	$22,954

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheets as part of property, plant and equipment consisted of the following:

	At September 30, 2022			At December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$652	$121	$531	$641	$117	$524
Capitalized software	1,049	449	600	1,066	451	615
Total	$1,701	$570	$1,131	$1,707	$568	$1,139

Aggregate amortization expense for intangible assets totaled $19 million and $18 million for the three months ended September 30, 2022 and 2021, respectively, and $57 million and $52 million for the nine months ended September 30, 2022 and 2021, respectively. The estimated annual amortization expense for the five-year period from 2022 to 2026 is as follows:

Year	Amortization Expense
2022	$77
2023	$76
2024	$76
2025	$76
2026	$76

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheets consisted of the following:

	At September 30,	At December 31,
	2022	2021
Operating lease liabilities	$132	$133
Investment tax credits	3	4
Customer advances for construction – noncurrent	67	30
Other	75	64
Total operating lease and other obligations	$277	$231

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
Cash payments related to:
Interest	$296	$285
Less capitalized interest	(12)	(10)
Interest payments (net of amounts capitalized)	$284	$275

Amount in lieu of income taxes (Note 9):
Federal	$76	$48
State	24	23
Total payments in lieu of income taxes	$100	$71

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$201	$197
ROU assets obtained in exchange for operating lease obligations	$30	$41
Transfer of title to assets constructed for and prepaid by LP&L	$-	$150
Donation of property (b)	$1	$-

______________

(a)Represents end-of-period accruals.

(b)Represents the fair value of approximately 110 acres of undeveloped urban land donated in 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as the consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2021 Form 10-K.

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

Significant Activities and Events

Base Rate Review (PUCT Docket No. 53601) — In May 2022, we filed a request for a base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. The rate review includes requests for a 4.5% average annual revenue requirement increase over current adjusted rates, a revised regulatory capital structure ratio, and an increased authorized return on equity. A hearing on the merits was held before the State Office of Administrative Hearings from September 26, 2022 to October 4, 2022, and a proposal for decision is expected from the administrative law judges to the PUCT for its consideration by December 27, 2022. Resolution of the base rate review requires issuance of a final order by the PUCT, which is expected by the end of the first quarter of 2023, and new rates would go into effect following issuance of that order. However, we cannot predict whether or to what extent our requests in the rate review will be approved or the proceeding’s ultimate effect on our results of operations, financial condition, liquidity, or cash flows. See “—Regulation and Rates” below and Note 2 to Financial Statements for a discussion of the base rate review and other significant PUCT matters.

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

The PUCT has authorized transmission and distribution utilities to use a regulatory asset accounting mechanism and a subsequent process to seek future recovery of expenses resulting from the effects of the COVID-19 pandemic. As a result, we are recording the incremental costs incurred by Oncor resulting from the effects of the COVID-19 pandemic, including costs relating to the implementation of our pandemic readiness plan, as a regulatory asset. At September 30, 2022 and December 31, 2021, the balance of this regulatory asset was $37 million and $35 million, respectively. We expect COVID-19 pandemic related costs, including costs related to our pandemic readiness plan, to continue throughout the pandemic, and depending on the duration of the pandemic, total expenditures deferred as a regulatory asset could continue to increase. The regulatory assets we have established with respect to COVID-19 pandemic costs that we have incurred and may continue to incur are subject to PUCT review for reasonableness and possible disallowance in our current base rate review. For more information on recovery of regulatory assets and liabilities, see Note 2 to Financial Statements and Note 1 to financial statements in our 2021 Form 10-K.

Long-Term Debt-Related Activities — On January 28, 2022, we entered into an unsecured $1.30 billion term loan credit agreement (January 2022 Term Loan Credit Agreement). We borrowed $400 million on January 28, 2022, $600 million on February 28, 2022 (February 2022 borrowing), $185 million on March 28, 2022, and $115 million on April 28, 2022 under the January 2022 Term Loan Credit Agreement. On each of May 20, 2022 and September 9, 2022, we repaid $650 million of the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement. Following the repayment on September 9, 2022, no borrowings remained outstanding and the January 2022 Term Loan Credit Agreement was no longer in effect.

On March 1, 2022, we redeemed in full the $400 million aggregate principal amount outstanding of our 4.10% senior secured notes due June 1, 2022 (2022 Notes).

On May 20, 2022, we issued $400 million aggregate principal amount of 4.15% senior secured notes due June 1, 2032 (4.15% 2032 Notes) and $400 million aggregate principal amount of 4.60% senior secured notes due June 1, 2052 (4.60% 2052 Notes).

On July 6, 2022, we entered into an unsecured $650 million term loan credit agreement (July 2022 Term Loan Credit Agreement). On August 29, 2022, we borrowed the entire $650 million aggregate principal amount available under the July 2022 Term Loan Credit Agreement. On September 9, 2022, we repaid $550 million of the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement. As a result of the repayment, the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement at September 30, 2022 totaled $100 million.

On September 1, 2022, we repaid in full at maturity the $482 million aggregate principal amount outstanding of our 7.00% Debentures due 2022 (the Debentures), plus accrued and unpaid interest on the Debentures.

On September 8, 2022, we issued $700 million aggregate principal amount of 4.55% senior secured notes due September 15, 2032 (4.55% 2032 Notes) and $500 million aggregate principal amount of 4.95% senior secured notes due September 15, 2052 (4.95% 2052 Notes).

For more information regarding our long-term debt-related activities, see Note 5 to Financial Statements and “—Financial Condition—Liquidity and Capital Resources—Long-Term Debt Activity in the Nine Months Ended September 30, 2022” below.

RESULTS OF OPERATIONS

Operating Data
	Twelve Months Ended September 30,		%
	2022	2021	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	78.6	78.7	(0.1)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.3	1.3	-
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	62.9	58.7	7.2

Electricity points of delivery (in thousands at end of period):
Electricity distribution points of delivery (based on number of active meters)	3,881	3,817	1.7

____________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. Each of these results excludes outages during significant storm events.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	16,070	14,498	10.8	39,594	35,390	11.9
Commercial, industrial, small business and other	27,970	25,747	8.6	75,986	68,420	11.1
Total electric energy volumes	44,040	40,245	9.4	115,580	103,810	11.3

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2022	2021	Change	2022	2021	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (a)	$710	$650	$60	$1,888	$1,708	$180
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	237	220	17	707	649	58
Billed to REPs serving Oncor distribution customers, through TCRF	132	120	12	394	355	39
Total transmission base revenues	369	340	29	1,101	1,004	97
Other miscellaneous revenues	49	19	30	89	54	35
Total revenues contributing to earnings	1,128	1,009	119	3,078	2,766	312

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	291	261	30	862	770	92
EECRF	19	16	3	40	36	4
Total revenues collected for pass-through expenses	310	277	33	902	806	96

Total operating revenues	$1,438	$1,286	$152	$3,980	$3,572	$408

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

Financial Results — Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total operating revenues increased $152 million, or 12%, to $1.438 billion during the three months ended September 30, 2022. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $119 million to $1.128 billion during the three months ended September 30, 2022. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a rate review docket initiated by either us or the PUCT. The PUCT allows utilities to file, under certain circumstances, DCRF rate adjustments between comprehensive base rate reviews to recover distribution investments and certain other related costs on an interim basis. Distribution base rate revenues increased $60 million to $710 million during the three months ended September 30, 2022. The increase in distribution base rate revenues primarily reflects:

o$40 million increase due to higher consumption attributable primarily to significantly warmer weather,

o$11 million increase due to the effects of the DCRF rate increases to reflect increases in invested capital, and

o$9 million increase due to growth in points of delivery.

See the DCRF Filings Table below for a listing of recent DCRF filings impacting revenues for 2021 and 2022. PUCT rules provide that DCRF filings may only be made between April 1 and April 8 of a given year. However, PUCT rules also provide that any DCRF filings initiated within 145 days of a comprehensive base rate review proceeding will be dismissed. As we filed our base rate review proceeding within 145 days of the DCRF filing deadline, we did not file a DCRF in April 2022.

DCRF Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact
51996	April 2021	September 2021	$88
50734	April 2020	September 2020	$70

•An Increase in Transmission Base Revenues — Transmission base revenues (or TCOS revenues) are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. In order to reflect changes in our invested transmission capital, PUCT rules allow us to update our TCOS rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues increased $29 million to $369 million during the three months ended September 30, 2022. The increase in TCOS revenues was due to the effects of the TCOS updates to reflect increases in invested capital.

See the TCOS Filings Table below for a listing of recent TCOS filings impacting revenues in 2021 and 2022. While we have historically made interim TCOS filings twice a year, thus far in 2022 we have elected to only make one interim TCOS filing due to the pending comprehensive base rate review proceeding.

TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
53145	January 2022	March 2022	$27	$17	$10
52352	July 2021	September 2021	$48	$31	$17
51767	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $30 million during the three months ended September 30, 2022. The increase was primarily due to a $28 million annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the prior year’s annual energy efficiency program performance bonus being approved in the fourth quarter of 2021.

Revenues collected for pass-through expenses increased $33 million to $310 million during the three months ended September 30, 2022. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $30 million to $291 million during the three months ended September 30, 2022 due to higher TCRF Third-Party provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to third-party transmission service providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in third-party wholesale transmission service expense. PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of recent TCRF filings impacting revenues in 2021 and 2022.

TCRF Filings Table

			Billing Impact
			for Period Effective
PUCT Docket No.	Filed	Effective	Increase (Decrease)
53675	May 2022	September 2022 – February 2023	$154
52898	November 2021	March 2022 – August 2022	$(61)
52175	May 2021	September 2021 – February 2022	$149
51560	November 2020	March 2021 – August 2021	$(87)
50883	May 2020	September 2020 – February 2021	$81

•An Increase in EECRF Revenues — EECRF revenues increased $3 million to $19 million during the three months ended September 30, 2022 and were generally offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of recent EECRF filings.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery and Other
53671	May 2022	March 2023	$52	$28	$3
52178	May 2021	March 2022	$49	$31	$3
50886	May 2020	March 2021	$53	$14	$(2)
49594	May 2019	March 2020	$50	$9	$(3)

Wholesale transmission service expense increased $30 million to $291 million during the three months ended September 30, 2022. The increase is due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $15 million to $264 million during the three months ended September 30, 2022. The increase includes $9 million in higher labor and contractor related costs, $3 million in higher energy efficiency program expenses, $2 million in higher vegetation management costs and $1 million in higher material and transportation costs. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs, given labor market conditions and inflationary pressures.

Depreciation and amortization increased $14 million to $227 million during the three months ended September 30, 2022. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $67 million (including a $3 million benefit related to nonoperating income) during the three months ended September 30, 2022 compared to $50 million (including a $3 million benefit related to nonoperating income) during the three months ended September 30, 2021.

The effective income tax rate was 17.4% and 16.2% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $4 million to $147 million during the three months ended September 30, 2022. The increase is primarily due to increases in local franchise taxes payable by us to municipalities due to higher customer consumption and increases in property taxes attributable to ongoing investments in property, plant and equipment.

Other deductions and (income) – net was $1 million unfavorable for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $11 million to $115 million during the three months ended September 30, 2022. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings.

Net income increased $60 million to $318 million during the three months ended September 30, 2022. The increase was driven by higher revenues from increased customer consumption attributable primarily to significantly warmer weather, updates to base transmission and distribution rates to reflect increases in invested capital, an annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the prior year’s annual energy efficiency program performance bonus being approved in the fourth quarter of 2021, and customer growth, partially offset by increases in costs associated with additional investments (primarily depreciation, property taxes and borrowing costs) and higher operation and maintenance expense.

Financial Results — Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total operating revenues increased $408 million, or 11%, to $3.980 billion during the nine months ended September 30, 2022.

Revenues contributing to earnings increased $312 million to $3.078 billion during the nine months ended September 30, 2022. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rate revenues increased $180 million to $1.888 billion during the nine months ended September 30, 2022. The increase in distribution base rate revenues primarily reflects:

o$112 million increase due to higher consumption attributable primarily to significantly warmer weather during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021,

o$46 million increase due to the effects of the DCRF rate increases to reflect increases in invested capital, and

o$22 million increase due to growth in points of delivery.

•An Increase in Transmission Base Revenues —TCOS revenues increased $97 million to $1.101 billion during the nine months ended September 30, 2022. The increase in TCOS revenues was primarily due to the effects of TCOS updates to reflect increases in invested capital.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $35 million during the nine months ended September 30, 2022. The increase was primarily due to a $28 million annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the prior year’s annual energy efficiency program performance bonus being approved in the fourth quarter of 2021, and a $7 million increase in revenues from discretionary services, including facilities studies related to connecting customer facilities to the electric grid, provided in connection with our electricity delivery services pursuant to our tariffs.

Revenues collected for pass-through expenses increased $96 million to $902 million during the nine months ended September 30, 2022. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $92 million to $862 million during the nine months ended September 30, 2022 due to higher TCRF Third-Party provider billings.

•An Increase in EECRF Revenues — EECRF revenues increased $4 million to $40 million during the nine months ended September 30, 2022 and were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $92 million to $862 million during the nine months ended September 30, 2022 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $52 million to $768 million during the nine months ended September 30, 2022. The increase includes $30 million in higher labor and contractor related costs, $9 million in higher vegetation management costs, $6 million in higher material and transportation costs, $4 million in higher energy efficiency program expenses and $3 million in higher insurance and other costs.

Depreciation and amortization increased $45 million to $672 million during the nine months ended September 30, 2022. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $155 million (including a $7 million benefit related to nonoperating income) during the nine months ended September 30, 2022 compared to $116 million (including a $9 million benefit related to nonoperating income) during the nine months ended September 30, 2021.

The effective income tax rate was 17.3% and 16.3% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $14 million to $432 million during the nine months ended September 30, 2022. The increase is primarily due to increases in property taxes attributable to ongoing investments in property, plant and equipment, increases in local franchise taxes payable by us to municipalities due to higher customer consumption and increases in payroll taxes.

Other deductions and (income) - net was $3 million favorable for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $23 million to $331 million during the nine months ended September 30, 2022. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, partially offset by lower average interest rates on the borrowings and higher capitalized interest.

Net income increased $146 million to $741 million during the nine months ended September 30, 2022. The increase was driven by higher revenues from updates to base transmission and distribution rates to reflect increases in invested capital, increased customer consumption attributable primarily to significantly warmer weather, an annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the prior year’s annual energy efficiency program performance bonus being approved in the fourth quarter of 2021, and customer growth, partially offset by increases in costs associated with additional investments (primarily depreciation, property taxes and borrowing costs) and higher operation and maintenance expense.

OTHER COMPREHENSIVE INCOME

We expect that net after-tax losses of approximately $3 million that are currently reported in accumulated other comprehensive loss at September 30, 2022 related to cash flow interest rate hedges will be reclassified into net income as an increase to interest expense within the next 12 months as the hedged items affect earnings.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Cash provided by operating activities totaled $1.411 billion and $1.157 billion during the nine months ended September 30, 2022 and 2021, respectively. The $254 million net increase is primarily the result of a $398 million increase in transmission and distribution receipts, a $20 million increase in customer advances for construction held in restricted accounts and a $15 million decrease in funding to employee benefit plans, partially offset by a $74 million increase in inventory purchases, a $47 million net increase in income tax and property tax payments, a $39 million increase in storm-related costs, an $11 million increase in vegetation management costs and an $11 million increase in interest payments.

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $62 million and $61 million more than the amounts reported in the condensed statements of consolidated income in the nine months ended September 30, 2022 and 2021, respectively. The differences are due to certain regulatory asset amortization being reported as operation and maintenance expense in the condensed statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $974 million and $668 million during the nine months ended September 30, 2022 and 2021, respectively. The $306 million net increase is the result of a $421 million decrease in distributions to members and a $130 million increase in capital contributions from members, offset by a $245 million net decrease in debt financing activity. See Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $2.117 billion and $1.786 billion during the nine months ended September 30, 2022 and 2021, respectively. The $331 million net increase is primarily the result of a $319 million increase in capital expenditures and a $33 million decrease as a result of the 2021 completion of our joint project with LP&L, partially offset by $19 million in proceeds from a sale of certain non-utility property in 2022.

Long-Term Debt Activity in the Nine Months Ended September 30, 2022

January 2022 Term Loan Credit Agreement — In January 2022, we entered into the January 2022 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $1.30 billion. The January 2022 Term Loan Credit Agreement had a maturity date of April 29, 2023. We borrowed $400 million on January 28, 2022, $600 million at the February 2022 borrowing, $185 million on March 28, 2022, and $115 million on April 28, 2022 under the January 2022 Term Loan Credit Agreement. The proceeds from each borrowing were used for general corporate purposes, including to repay outstanding CP Notes and, in the case of the February 2022 borrowing, to redeem $400 million aggregate principal amount outstanding of our 2022 Notes, plus accrued and unpaid interest on the 2022 Notes. On each of May 20, 2022 and September 9, 2022, we repaid $650 million of the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement. Following the repayment on September 9, 2022, no borrowings remained outstanding and the January 2022 Term Loan Credit Agreement was no longer in effect at September 30, 2022.

July 2022 Term Loan Credit Agreement — In July 2022, we entered into the July 2022 Term Loan Credit Agreement with a commitment equal to an aggregate principal amount of $650 million. The July 2022 Term Loan Credit Agreement matures on August 30, 2023. On August 29, 2022, we borrowed the entire $650 million aggregate principal amount available under the July 2022 Term Loan Credit Agreement and no additional amounts remain available for borrowing under the July 2022 Term Loan Credit Agreement. The proceeds from the borrowing under the July 2022 Term Loan Credit Agreement were used for general corporate purposes, including to repay in full at maturity the $482 million aggregate principal amount outstanding of the Debentures, plus accrued and unpaid interest on the Debentures. On September 9, 2022, we repaid $550 million of the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement. As a result of the repayment, the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement at September 30, 2022 was $100 million.

Loans under the July 2022 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus an adjustment of 0.10% (SOFR Adjustment)) plus a spread of 0.60%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

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

Secured Debt Repayments — On March 1, 2022, we redeemed in full the $400 million aggregate principal amount outstanding of our 2022 Notes, which were to mature on June 1, 2022. The redemption price was equal to 100% of the principal amount of the 2022 Notes, plus accrued interest to, but not including, the redemption date of March 1, 2022. Following the redemption of the 2022 Notes, none of the 2022 Notes remain outstanding.

On September 1, 2022, we repaid in full at maturity the $482 million aggregate principal amount outstanding of the Debentures, plus accrued and unpaid interest on the Debentures. Following the repayment of the Debentures, none of the Debentures remain outstanding.

4.15% 2032 Notes and 4.60% 2052 Notes Issuances — On May 20, 2022, we issued $400 million aggregate principal amount of the 4.15% 2032 Notes and $400 million aggregate principal amount of the 4.60% 2052 Notes.

We intend to allocate/disburse the proceeds from the sale of the 4.15% 2032 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 4.15% 2032 Notes) of approximately $395 million, or an amount equal to the net proceeds from the sale of the 4.15% 2032 Notes, to finance and/or refinance, in whole or in part, investments in or expenditures on one or more new and/or existing eligible green projects in accordance with our sustainable financing framework. Eligible green projects include transmission and distribution projects connecting renewable energy sources to the ERCOT grid, customer energy efficiency programs, and deployment of automated metering infrastructure and smart grid technology. Prior to the allocation/disbursement of the full amount of the net proceeds from the sale of the 4.15% 2032 Notes, we temporarily applied the entire amount of such net proceeds to repay a portion of the principal amount outstanding under the January 2022 Term Loan Credit Agreement. We used the proceeds from the sale of the 4.60% 2052 Notes (net of the discounts and fees to the initial purchasers and the estimated pro rata expenses related to the offering of the 4.60% 2052 Notes) of approximately $392 million for general corporate purposes, including to repay $255 million of the principal amount outstanding under the January 2022 Term Loan Credit Agreement.

The 4.15% 2032 Notes bear interest at a rate of 4.15% per annum and mature on June 1, 2032. The 4.60% 2052 Notes bear interest at a rate of 4.60% per annum and mature on June 1, 2052. Interest on the 4.15% 2032 Notes and the 4.60% 2052 Notes is payable in cash semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. Prior to March 1, 2032, in the case of the 4.15% 2032 Notes and December 1, 2051 in the case of the 4.60% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after March 1, 2032 in the case of the 4.15% 2032 Notes and December 1, 2051 in the case of the 4.60% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

4.55% 2032 Notes and 4.95% 2052 Notes Issuances — On September 8, 2022, we issued $700 million aggregate principal amount of the 4.55% 2032 Notes and $500 million aggregate principal amount of the 4.95% 2052 Notes.

We used the proceeds from the sale of the 4.55% 2032 Notes and 4.95% 2052 Notes (net of the discounts, fees and expenses) of approximately $1.185 billion for general corporate purposes, including to repay $650 million of the aggregate principal amount outstanding under the January 2022 Term Loan Credit Agreement and a portion of the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement.

The 4.55% 2032 Notes bear interest at a rate of 4.55% per annum and mature on September 15, 2032. The 4.95% 2052 Notes bear interest at a rate of 4.95% per annum and mature on September 15, 2052. Interest on the 4.55% 2032 Notes and the 4.95% 2052 Notes is payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2023. Prior to June 15, 2032, in the case of the 4.55% 2032 Notes and March 15, 2052 in the case of the 4.95% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after June 15, 2032 in the case of the 4.55% 2032 Notes and March 15, 2052 in the case of the 4.95% 2052 Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

Short-Term Debt Activity in the Nine Months Ended September 30, 2022

Credit Facility — At September 30, 2022, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and other general corporate purposes, issuances of letters of credit and support of our CP Program. The Credit Facility has a maturity date of November 9, 2026. We also have the option of requesting up to two 1-year extensions and an option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Borrowings under the Credit Facility, if any, are classified as short-term on the balance sheet.

At September 30, 2022, we had no outstanding borrowings under the Credit Facility, no CP Notes outstanding and no outstanding letters of credit. At December 31, 2021, we had no outstanding borrowings under the Credit Facility, $215 million of CP Notes outstanding and $8 million of outstanding letters of credit.

Because the CP Program is supported by our Credit Facility, any CP Notes outstanding effectively reduce the available borrowing capacity under our Credit Facility. Considering CP Notes, letters of credit outstanding and the limitations described below, available borrowing capacity under the Credit Facility totaled $2.0 billion at September 30, 2022 and available borrowing capacity under the Credit Facility totaled $1.777 billion at December 31, 2021.

The Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, us and our subsidiaries from, among other things: incurring certain additional liens (not including liens relating to obligations secured pursuant to our Deed of Trust, which are permitted); entering into mergers and consolidations; sales of substantial assets; and acquisitions and investments in subsidiaries. The Credit Facility also contains a senior debt-to-capitalization ratio covenant that effectively limits our ability to incur indebtedness in the future. See “—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial and Cross-Default Covenants” below for additional information on this covenant and the calculation of this ratio.

Under the terms of the Credit Facility, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

CP Program — We maintain the CP Program, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. A national bank acts as the issuing and paying agent under the CP Program pursuant to the terms of an issuing and paying agent agreement. Under the CP Program, we issue CP Notes from time to time, and the proceeds of CP Notes are used for working capital and other general corporate purposes. We had no CP Notes outstanding under the CP Program at September 30, 2022 and $215 million of CP Notes outstanding under the CP Program at December 31, 2021.

The CP Program obtains liquidity support from our Credit Facility. We may utilize either the CP Program or the Credit Facility at our option for funding. See Note 4 to Financial Statements for additional information regarding the CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved capital expenditures of $3.0 billion for 2022. In addition, management anticipates recommending to our board of directors capital expenditures of at least $3.0 billion for each of the years 2023 through 2026. Our board of directors is expected to approve a capital expenditure budget for 2023 by the end of the first quarter of 2023, and a capital expenditure budget for each of 2024 through 2026 no earlier than the year immediately preceding the applicable year. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system expansion, system maintenance, and technology and innovation. Service territory growth and increases in the cost of materials due to inflation led our board of directors to increase the 2022 capital expenditure budget in April 2022, and we expect those trends, as well as increased labor and contractor costs, which have impacted the capital expenditure budget this year, to continue to impact capital expenditure plans for 2023 and beyond.

Pension Plans and OPEB Plans Funding — Our funding for the pension plans and OPEB Plans for calendar year 2022 is expected to total $5 million and $35 million, respectively. Based on the funded status of the pension plans at December 31, 2021, and the latest actuarial projections, our aggregate pension plans and OPEB Plans funding is expected to total approximately $414 million in the five-year period 2022 through 2026, an increase from previous funding expectations primarily due to financial market conditions, which resulted in lower than previously anticipated investment performance of pension assets in 2022. During the nine months ended September 30, 2022, we made cash contributions to the pension plans and OPEB Plans of $3 million and $26 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. Purchase obligations under outsourcing agreements total $164 million over the next five years. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions” in our 2021 Form 10-K.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes and borrow under our Credit Facility, which matures in November 2026. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the Credit Facility. Cash and cash equivalents totaled $231 million and $11 million at September 30, 2022 and December 31, 2021, respectively. Considering any CP Notes and letters of credit outstanding, available liquidity (cash, cash equivalents and available borrowing capacity under the Credit Facility and CP Program) at September 30, 2022 totaled $2.231 billion, reflecting an increase of $443 million as compared to December 31, 2021.

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

Member Contributions and Distributions

Contributions — We received $106 million in cash capital contributions from our members on October 24, 2022. In the nine months ended September 30, 2022, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 17, 2022	$106
April 26, 2022	$106
July 26, 2022	$106

Distributions — The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At September 30, 2022, our regulatory capitalization was 53.9% debt to 46.1% equity, and as a result we had $1.318 billion available to distribute to our members.

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

On October 25, 2022, our board of directors declared a cash distribution of $106 million, which was paid to our members on October 26, 2022. In the nine months ended September 30, 2022, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 18, 2022	February 18, 2022	$106
April 27, 2022	April 28, 2022	$106
July 27, 2022	July 28, 2022	$106

Capitalization and Return on Equity

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in the rate review we filed in PUCT Docket No. 46957. In PUCT Docket No. 46957, the PUCT also set our authorized return on equity at 9.8%. Our regulatory capital structure was 53.9% debt to 46.1% equity at September 30, 2022. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio. See Note 7 to Financial Statements for further discussion of our regulatory capitalization.

Our GAAP capitalization ratios were 45.5% debt to 54.5% equity at September 30, 2022.

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

Presented below are the credit ratings assigned for our debt securities at November 3, 2022.

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

Borrowings under the Credit Facility bear interest at per annum rates equal to, at our option, (i) adjusted LIBOR plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the higher of (1) the prime rate of the administrative agent, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) adjusted LIBOR plus 1.00%) plus an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. Based on our current debt ratings as of November 3, 2022, our LIBOR-based borrowings would bear interest at adjusted LIBOR plus 1.00% and our alternate base rate borrowings will bear interest at the alternate base rate plus 0.00%. The Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR.

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

Our Credit Facility, Note Purchase Agreement, and July 2022 Term Loan Credit Agreement each contain a financial covenant that requires maintenance of a consolidated debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility and July 2022 Term Loan Credit Agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At September 30, 2022, we were in compliance with this covenant and all other covenants under the Credit Facility, Note Purchase Agreement and July 2022 Term Loan Credit Agreement.

Certain of our financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, Note Purchase Agreement and the July 2022 Term Loan Credit Agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreement, would permit the holders of our secured debt to exercise their remedies under the Deed of Trust.

Guarantees

At September 30, 2022, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2022, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

2022 Base Rate Review (PUCT Docket No. 53601) — In May 2022, we filed a request for a base rate review with the PUCT and the 209 cities in our service territory that have retained original jurisdiction over rates. The rate review test year is based on calendar year 2021 results with certain adjustments. The rate review includes a request for an average annual revenue requirement increase over current adjusted rates of 4.5%, and, if approved as requested, would result in an aggregate annual revenue requirement increase of approximately $251 million. The rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity and an authorized return on equity of 10.3%. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity and our current authorized return on equity is 9.8%. A hearing on the merits was held before the State Office of Administrative Hearings from September 26, 2022 to October 4, 2022, and a proposal for decision is expected from the administrative law judges to the PUCT for its consideration by December 27, 2022. Resolution of the base rate review requires issuance of a final order by the PUCT, which is expected by the end of the first quarter of 2023, and new rates would go into effect following issuance of that order. However, we cannot predict whether or to what extent our requests in the rate review will be approved or the proceeding’s ultimate effect on our results of operations, financial condition, liquidity, or cash flows.

See Note 2 to Financial Statements for a discussion of other significant PUCT matters for the nine months ended September 30, 2022.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at September 30, 2022.

At September 30, 2022, all of our long-term debt, other than the July 2022 Term Loan Credit Agreement borrowings, carried fixed interest rates. In addition, borrowings of short-term debt under the Credit Facility bear interest on a floating rate basis. At September 30, 2022, there were no borrowings under the Credit Facility. At September 30, 2022, the borrowings under the July 2022 Term Loan Credit Agreement bore interest at an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment plus a spread of 0.60%). SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR will affect the interest rate of our borrowings under our term loan credit agreement.

Based on the amount of floating rate debt outstanding as of September 30, 2022, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources,” and Notes 4 and 5 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At September 30, 2022, we had accrued $8 million in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with trade accounts receivable totaled $923 million at September 30, 2022. The receivable balance is before the allowance for uncollectible accounts, which totaled $13 million at September 30, 2022. The exposure includes trade accounts receivable from REPs totaling $636 million, which are generally noninvestment grade and from transmission customers totaling $68 million, which include investment grade distribution companies and cooperatives and municipalities, which are generally considered low credit risk. At September 30, 2022, REP subsidiaries of our two largest customers represented 27% and 24% of the trade accounts receivable balance, respectively. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at September 30, 2022.

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

•inability of various counterparties to meet their financial and other obligations to us, including failure of counterparties to timely perform under agreements;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed*	As
	With File Number	Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	333-100240 Form 8-K (filed September 8, 2022)	4.1	—	Officer’s Certificate, dated September 8, 2022, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2032 and Oncor’s 4.95% Senior Secured Notes due 2052.

4(b)	333-100240 Form 8-K (filed September 8, 2022)	4.2	—

Registration Rights Agreement, dated September 8, 2022, among Oncor and the representatives of the initial purchasers of Oncor’s 4.55% Senior Secured Notes due 2032 and Oncor’s 4.95% Senior Secured Notes due 2052.

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

Date: November 3, 2022