Form 10-K
period 2022-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2023-02-28
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-100240

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Aggregate market value of Oncor Electric Delivery Company LLC limited liability company membership interests held by non-affiliates: N/A

As of February 28, 2023, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE: None

Oncor Electric Delivery Company LLC (Oncor) makes its filings with the Securities and Exchange Commission available to the public, free of charge, on Oncor’s website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor’s website or available by hyperlink from its website shall not be deemed a part of, or incorporated by reference into, this Annual Report on Form 10-K. The representations and warranties contained in any agreement that we have filed as an exhibit to this Annual Report on Form 10-K or that we have or may publicly file in the future may contain representations and warranties made by and to the parties thereto as of specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

AFUDC	Allowance for funds used during construction
AMS	Advanced metering system
Code	The Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019, which was declared a pandemic by the World Health Organization in March 2020
CP Notes	Unsecured commercial paper notes issued under Oncor’s CP Program, as amended
CP Program	Oncor’s commercial paper program, as amended
Credit Facility

Revolving Credit Agreement, dated as of November 9, 2021, among Oncor, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time to time parties thereto, and the other financial institutions party thereto, including Citibank N.A. and Wells Fargo Securities, LLC, as co-sustainability structuring agents, as amended

DCRF	Distribution cost recovery factor
Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

Disinterested Director

Refers to a member of our board of directors who is, pursuant to our Limited Liability Company Agreement, one of the seven members of our 13-member board of directors who qualifies as a “disinterested director,” defined as a director who (i) shall be an independent director in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years

EECRF	Energy efficiency cost recovery factor
EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Renamed Sempra Texas Holdings Corp. upon closing of the Sempra Acquisition
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
February 2021 Winter Storm	Refers to the extreme winter weather event in February 2021, which resulted in electricity supply shortages throughout the state of Texas from February 15 through February 17, 2021
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
IRS	U.S. Internal Revenue Service
kV	Kilovolts

kWh	Kilowatt-hours
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
LP&L	Lubbock Power & Light, a municipal electricity utility company owned by the City of Lubbock, Texas
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
NAV	Net asset value
NERC	North American Electric Reliability Corporation
Note Purchase Agreement	Refers to the Note Purchase Agreement, dated May 6, 2019, pursuant to which Oncor issued its 3.86% Senior Notes, Series A, due December 3, 2025 and 3.86% Senior Notes, Series B, due January 14, 2026
NTU	Oncor Electric Delivery Company NTU LLC (formerly Sharyland Distribution & Transmission Services, L.L.C.), a wholly owned, indirect subsidiary of Oncor
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees as well as certain eligible current and former employees of former affiliated companies, including Vistra, and their eligible dependents

PFD	Proposal for Decision
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Sempra	Sempra Energy, a California corporation doing business as Sempra
Sempra Acquisition

Refers to the transactions pursuant to which Sempra indirectly acquired approximately 80% of Oncor’s membership interests owned indirectly by EFH Corp. and Energy Future Intermediate Holdings Company LLC. The transactions closed March 9, 2018

Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C.
SOAH	State Office of Administrative Hearings of Texas
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings

Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan, as amended
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
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

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context. See “Glossary” starting on page 4 for the definition of terms and abbreviations.

Overview of Oncor

We are a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through our electrical systems, as well as providing transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our outstanding membership interests and Texas Transmission owns 19.75% of our outstanding membership interests. Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with ownership interests in Oncor or Oncor Holdings. See “—Ring Fencing Measures” below for a discussion of those measures. We are a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.

The company is managed as an integrated business; consequently, there is only one reportable segment.

We operate the largest transmission and distribution system in Texas, delivering electricity to nearly 3.9 million homes and businesses and operating more than 141,000 miles of transmission and distribution lines.

We provide:

•wholesale transmission services to our electricity distribution business, as well as non-affiliated electricity distribution companies, cooperatives and municipally-owned utilities, and

•distribution services, consisting of retail delivery services to REPs that sell electricity to end-use customers, as well as wholesale delivery services to cooperatives and municipally-owned utilities.

Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain limited instances, by the FERC. We are not a seller of electricity, nor do we purchase electricity for resale. The consumers of the electricity we deliver (other than ultimate end-use customers served by an electric cooperative or a municipally-owned utility) are free to choose their electricity supplier from REPs who compete for their business.

Our transmission and distribution assets are located principally in the north-central, eastern, western and panhandle regions of Texas, in over 120 counties and more than 400 incorporated municipalities. We deliver electricity across a distribution service territory that has an estimated population of approximately 13 million, including the cities of Dallas and Fort Worth and the surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others.

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

Until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its subsidiaries or affiliated entities (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the date on which the officer first became employed by Oncor. Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.

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

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order and our Limited Liability Company Agreement to ring-fence Oncor from its owners include, among others:

•A majority of the Disinterested Directors of Oncor and the directors designated by Texas Transmission that are present and voting (of which at least one must be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or operation and maintenance expenditures in such budget is more than a 10% increase or decrease from the corresponding amounts of such expenditures in the budget for the preceding fiscal year or multi-year period, as applicable;

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

•There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or membership interests for any entity other than Oncor; and

•Until March 9, 2023, Sempra must hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings, unless otherwise specifically authorized by the PUCT.

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

The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which currently limits potential imports into and exports out of the ERCOT market to approximately 1,200 MW of electricity transmission capacity. In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’ main interconnected transmission grid. We, along with other owners of transmission and distribution facilities in Texas, assist the ERCOT ISO in its operations. We have planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and the load-serving substations we own, primarily within our certificated distribution service area. We participate with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing, constructing and upgrading transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The transmission line projects are necessary to meet reliability needs, support energy production and increase bulk power transfer capability.

In July 2022, ERCOT recorded a historical peak hourly demand of 80,038 MW.

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

We believe that building and leveraging upon opportunities to scale our operating advantage and technology programs enables us to create value by eliminating duplicative costs, managing supply costs more efficiently, and building and standardizing distinctive process expertise over a larger grid. Scale also allows us to take part in large capital investments in our transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Our organic growth strategies are to construct transmission and distribution facilities and invest in technology upgrades to meet the needs of our customers and the ERCOT market. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Relating to Future Earnings and Results of Operations—Revenue, Rate Regulation and Cost Recovery” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our cost recovery mechanisms for capital investments and for a discussion on our historical and projected capital expenditures. We also believe there are opportunities for growth as customer efforts to decrease their carbon footprint motivate electrification efforts in the ERCOT market. Increased electrification efforts in the ERCOT market, particularly through oil and gas producers electrifying their operations and widespread electrification of vehicles, could result in significant increased demand within the ERCOT system. Such increased demand could result in higher electricity volumes delivered by us as well as obligations for additional capital investments to interconnect sources to the ERCOT grid and meet service reliability needs. Legislation and regulation to combat climate change could also have an impact on operations and demand in the ERCOT market that require additional capital investments by us or impact electricity volumes delivered. For instance, the Inflation Reduction Act of 2022 contains provisions designed to encourage renewable energy production, which could incentivize construction of additional renewable energy capacity in Texas. Such additional renewable energy capacity could in turn require new capital construction projects from us to connect those generation sources to the ERCOT grid. In addition to organic growth strategies, we also regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets.

Oncor’s Operations

Electricity Transmission — Our electricity transmission business is responsible for the safe and reliable operations of our transmission network and substations. These responsibilities consist of the construction, maintenance, and security of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over our transmission facilities in coordination with ERCOT.

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

PURA allows us to update our transmission rates twice a year between base rate review proceedings to reflect changes in invested capital. This TCOS interim rate adjustment is a capital tracker provision that encourages investment in the transmission system to help ensure reliability and efficiency by helping to shorten the time period between a utility’s investment in transmission infrastructure and its ability to start recovering and earning a return on such investments. However, all investments included in a capital tracker are ultimately subject to prudence review by the PUCT in the next base rate review after such assets are put into service.

At December 31, 2022, our transmission system included:

•18,268 miles of transmission lines:

o7,544 circuit miles of 345kV transmission lines, and

o10,724 circuit miles of 138kV and 69kV transmission lines,

•interconnection to 146 generation facilities totaling 48,430 MW directly connected to our transmission system, and

•a total of 1,207 transmission and distribution substations.

At December 31, 2022, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	4	115	27
Rayburn Country Electric Cooperative, Inc.	1	48	5
Lower Colorado River Authority	5	28	2
Texas New Mexico Power	2	19	14
Tex-La Electric Cooperative of Texas, Inc.	1	13	1
American Electric Power Company, Inc. (a)	5	6	12
Texas Municipal Power Agency	7	6	-
Lone Star Transmission	3	-	-
CenterPoint Energy Inc.	3	-	-
Other small systems operating wholly within Texas	14	16	5

_______________

(a)One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality, security, and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area. Our distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,681 distribution feeders.

At December 31, 2022, our distribution system included:

•123,500 miles of distribution lines:

o90,210 miles of overhead lines, and

o33,290 miles of underground lines,

•3,896,000 approximate number of points of delivery, including approximately 64,000 points of delivery added in 2022, and

•1.94% average growth per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT rules allow utilities to file DCRF interim rate adjustment applications, under certain circumstances, once per year to recover distribution-related investments placed into service between base rate reviews. However, we did not file a DCRF in 2022 as PUCT rules provide that any DCRF filings initiated within 145 days of a comprehensive base rate review proceeding will be dismissed, and our deadline for filing a base rate review was within that 145 day period. We filed our base rate review on May 13, 2022. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on DCRF filings and our base rate review proceeding.

Properties — Most of our power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way pursuant to permits, public utility easements, franchise or other agreements or as otherwise permitted by law. In addition to power lines and related assets in our transmission and distribution system, we also own or lease land, offices, facilities, equipment, and vehicles to operate our business. Certain of our transmission and distribution assets, including certain real property assets, are subject to a first priority lien pursuant to our Deed of Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our Deed of Trust.

Customers — Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. At December 31, 2022, our distribution business customers primarily consist of over 100 REPs that sell the electricity we distribute to consumers in our certificated service area. Revenues from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 26% and 24%, respectively, of our total operating revenues for the year ended December 31, 2022, 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2021 and 25% and 18%, respectively, of our total operating revenues for the year ended 2020. No other customer represented more than 10% of our total operating revenues. The consumers of the electricity we deliver (other than ultimate end-use customers served by an electric cooperative or a municipally-owned utility) are free to choose their electricity supplier from REPs who compete for their business.

Competition — Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is single certificated, with Oncor as the only certificated transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain utilities and rural electric cooperatives for the right to serve end-use customers. In addition, the electric industry is undergoing rapid technological change, and third-party distributed energy resources and other technologies may increasingly compete with our traditional transmission and distribution infrastructure for delivering electricity to consumers. See “Item 1A. Risk Factors—The growth of distributed energy resources and similar technologies or actions that decrease demand or consumption of electricity delivered by us may significantly adversely impact our business, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.”

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

Investing in Infrastructure — In 2022, we invested approximately $3.0 billion in our transmission and distribution system to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure, including investments to support system growth, reliability and resiliency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our capital expenditures.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. We believe our facilities are presently in material compliance with applicable state and federal requirements relating to water discharges. We believe we hold all required wastewater discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. We also believe we can satisfy the requirements necessary to obtain any required permits or renewals. There are also federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of our facilities. We have implemented SPCC plans as required for those substations, work centers and distribution systems, and believe we are currently in material compliance with these rules.

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to our facilities. We are in material compliance with applicable solid and hazardous waste regulations.

Our capital expenditures for environmental matters totaled $51 million in 2022 and are expected to total approximately $58 million in 2023.

Human Capital Management — At December 31, 2022, we had 4,561 employees, including 764 employees covered under a collective bargaining agreement that expires in October 2026. As of December 31, 2022, the average length of service amongst all employees was 13.4 years, and over 99% of our employees were employed on a full-time basis. In addition, at December 31, 2022, we had 71 interns serving in full-time or part-time internships.

Attracting, retaining, and developing high quality talent is key to our human capital management strategy. We employ a multi-faceted recruiting strategy to recruit a diverse, high quality talent pool, including leveraging several higher education and high school partnerships established across our service territory and helping higher education and technical institutions develop linemen schools and courses. We also believe market-competitive compensation and benefits packages are necessary to attract and retain talent, and we strive to provide competitive packages that include performance-based compensation that rewards organizational achievement as well as individual efforts. We continuously monitor the competitive labor market with a view toward adjusting compensation and benefit practices as needed to attract, develop, and retain talent. Retention was a particular focus in 2022 due to the increasingly competitive labor market, and we made certain broad scale pay and benefit adjustments in an effort to remain a market-competitive employer. For example, in July 2022, we gave all regular, full-time employees below the director level a one-time $1,000 inflation bonus to help offset the impact of unusually high U.S. inflation rates on their everyday cost of living. In September 2022, in light of increased employee wages in the labor market, we gave all employees other than elected officers a 5% base pay increase. In addition, we also modified company policies in 2022 to give employees an additional floating holiday and an additional 40 hours of vacation, the latter of which becomes effective in 2023. For the year ended December 31, 2022, we experienced an annual employee turnover rate of approximately 8.3%, approximately 3% of which was attributable to retirements.

Our workplace culture is central to our efforts to attract, retain, and develop talent. We strive to create a workplace culture that emphasizes the following key areas:

•Safety — Safety is a key priority of the company and our human capital management strategy. Employees are regularly educated and trained on safety issues and receive regular safety communications, particularly in field locations. We have established an annual safety plan, which outlines our yearly safety programs and initiatives. Employees are encouraged to propose improvements to our safety procedures and are recognized for their innovations and contributions to safety improvements. We regularly track our safety performance and benchmark it against industry peers, and achievement of significant safety milestones are recognized and celebrated. In addition, a safety performance metric is included in our annual and long-term incentive programs to further promote safety among employees. As a company, we’ve further committed to the importance of safety by including a safety-related performance metric in the Credit Facility. Maintaining the safety of our workforce throughout the COVID-19 pandemic remained a key focus of our human capital management efforts in 2022 as we continued to implement and adjust pandemic response measures based on the state of the pandemic in the communities we serve and governmental regulations and guidance.

•Ethical Conduct — Ethical conduct is a core value of the company, and every employee is required to complete code of conduct training upon joining Oncor and annually thereafter. We also maintain an ethics and compliance hotline monitored by an independent, third-party service, where employees may anonymously report any suspected unethical behavior or policy violations. Our compliance leadership team meets quarterly to review employee code of conduct compliance-related matters, and the company’s code of conduct compliance program and activities are reviewed with the audit committee of our board of directors on at least an annual basis.

•Collaboration and Innovation — Our company-wide “One Oncor” initiative emphasizes cross-functional collaboration, particularly to spur innovation. An innovation and improvement council, made up of management-level employees, focuses on enhancing innovation and continuous improvement throughout the company. We have also instituted an innovation and continuous improvement initiative, Power On Deliver Strong, and developed a framework based on Lean Six Sigma that enables and encourages employees to identify and execute improvement opportunities to our services, business processes, and systems, including an annual internal Innovation Week campaign. In addition, we offer various training opportunities to employees to encourage innovation, and maintain a portal for all employees to submit innovation and improvement ideas and success stories. All employees are also required to complete continuous improvement training.

•Diversity, Equity, and Inclusion — We are committed to creating and maintaining a culture of diversity, equity, and inclusion (DEI), and fostering an environment that gives each employee a sense of belonging and access to the resources to achieve their full potential. Our Vice President of Diversity, Equity & Inclusion and officer-level steering committee for DEI have instituted and supported various initiatives to promote this effort across the company. For example, in 2022, we hosted our first DEI Summit, which allowed executives and employees across the company to discuss advancing our DEI efforts as we strive to foster an environment where everyone feels supported and respected. We also continued our efforts in the formation and promotion of employee resource groups, which are voluntary, employee-led networks open to all employees formed to support employees with a shared common diverse characteristic. Current employee resource groups include groups supporting Black, Hispanic, LGBTQIA+, Asian American/Pacific Islander, women, and military veteran employees, employees with disabilities, and the community of employee families.

•Healthy Lifestyles — We have established various health and wellness initiatives to encourage employees to adopt healthy living habits, including an incentive program that promotes exercise, healthy eating, and healthy lifestyles. Our health and wellness programs focus on physical, financial, and mental health, and we offer employees various resources to enhance their overall wellbeing, including an employee assistance program that offers mental and behavioral health resources. We also maintain programs that fund Oncor employee participation in eligible community non-profit fitness events, including walking with Team Oncor at the American Heart Association’s annual Dallas Heart Walk.

•Community Involvement — We promote various community initiatives and non-profit partnerships and encourage employee volunteerism and participation in community events, including grants supporting eligible non-profits for which employees provide volunteer hours. Employees also run company-wide fundraisers for the American Heart Association and United Way annually. In addition, in 2022, the company launched local Oncor Cares Community Councils. Employees throughout our service territory came together to form 18 Oncor Cares Community Councils, which identify local community organizations and causes to support and coordinate volunteer opportunities and fundraisers to benefit those nonprofits and causes. For instance, our Brownwood/Mineral Wells Oncor Cares Community Council raised funds to benefit the community of Jacksboro, which was devastated by a tornado in March 2022. In addition, we maintain a 501(c)(3) private foundation, the Oncor Cares Foundation, to help expand our charitable giving and support for the many communities where we work and live.

•Employee Engagement — How engaged our workforce is and how committed our employees are to their work and the company are important to Oncor. We recognize that the more engaged employees are, the more productive they are and the more likely they are to remain with the company. As a result of our first annual company-wide employee engagement survey, which was conducted in late 2021, we initiated various efforts in 2022 to enhance employee engagement at both the local and corporate levels, including manager and supervisor trainings on the survey results. We conducted our second annual company-wide employee engagement survey in late 2022, which indicated an increase in the number of engaged employees versus prior year results. We are using the 2022 survey results to continue to develop and implement our employee engagement strategy.

•Talent Development — We maintain various leadership and workforce training and development programs to engage employees and promote continued professional growth. In addition, our board of directors annually reviews our talent management strategy, including talent development programs, and our executive officer talent pipeline. Our executive officers also conduct regular ongoing succession planning with respect to other members of management. In addition, we are actively focused on attracting and developing employees at all levels to replace employees likely to retire in the next few years.

Item 1A. RISK FACTORS

Risks Related to Regulatory and Legislative Matters

Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and results of operations.

As a regulated electricity transmission and distribution company, our business is subject to numerous local, state, and federal laws (including PURA, certain provisions of the Federal Power Act, the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 2005, the Code and ERISA), executive orders issued by the President of the U.S. and the Governor of Texas, governmental policies, regulations, and administrative actions by the PUCT and other governmental authorities (including NERC, Texas RE, the TCEQ, the FERC, the EPA, and the SEC). As an ERCOT member utility, we are also subject to ERCOT rules, guidelines, directives, and protocols for transmission and distribution utilities operating in the ERCOT. We must continually adapt to any new or revised or reinterpreted laws, policies, regulations, rules, guidelines, directives, and protocols and administrative actions, any of which could expose us to increased costs, and expenses and have a material and adverse effect on our business, cash flows, liquidity, financial condition, results of operations and/or business prospects.

In addition, if it is determined that we did not comply with applicable laws, statutes, regulations, rules, directives, tariffs or orders and we are ordered to pay a material amount in penalties, customer/rate payer refunds, or other amounts, our financial condition, results of operations, cash flows and our reputation could be materially and adversely affected. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated PURA or any PUCT rule or order adopted under PURA. The PUCT has the authority to impose penalties of up to $1 million per day for failure to meet certain winterization requirements and up to $25,000 per day per violation for other violations.

Negative public perception of us or our industry could also result in laws, regulations, governmental/regulatory investigations, and administrative actions that could have a material adverse effect on us. The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The Texas Legislature convened its regular session in January 2023, which is scheduled to conclude May 29, 2023. At any time, the Governor of Texas may convene a special session of the Texas Legislature. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

Our business is subject to rate regulation, and the regulatory review process could materially adversely impact our financial condition, cash flows, and results of operations, including by limiting our ability to fully recover costs, reducing the rate we earn on invested capital, or negatively impacting the timing and amount of assets we can recover in rates.

The rates we charge are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated historical test year, as reviewed and approved in a regulatory proceeding. As a result, the rates we are allowed to charge will generally not exactly match our costs at a given point in time, which is often referred to as regulatory lag, and which could materially and adversely affect our financial condition, cash flows, and results of operations.

DCRF and TCOS interim rate adjustments, also known as capital trackers, have been implemented to help reduce regulatory lag and allow us to recover the cost of certain investments before the investments are deemed prudent in a base rate review. Under PUCT rules, we can file DCRF interim rate adjustment applications once per year under certain circumstances to recover distribution-related investments, and we can file up to two TCOS interim rate adjustment applications in a calendar year to reflect changes in our invested transmission capital. These interim rate applications, however, are subject to a regulatory proceeding and PUCT approval, and we can make no assurance that interim rate updates will result in full cost recovery. Investments included in a DCRF interim rate adjustment and a TCOS interim rate adjustment are also subject to prudence review by the PUCT in the next base rate review following such adjustments. In addition, while these interim rate adjustments help reduce regulatory lag, they do not fully eliminate the regulatory lag between when a capital investment goes into service and when we begin to start recovering the costs of such investment in rates.

In accordance with PUCT rules, we must file a comprehensive base rate review within four years of the order setting rates in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that filing deadline. Our last base rate review resulted in rates that went into effect in November 2017. In May 2022, following an extension approved by the PUCT, we filed a request for a base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates, and that proceeding remains pending. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Matters with the PUCT” for a discussion of our base rate review proceeding. We are restricted from filing capital trackers during a pending base rate review, and our inability to file trackers during pending base rate reviews could materially impact future potential revenues and cash flows. Given our pending base rate review, we have requested that the PUCT extend our deadline for filing a DCRF this year to May 31, 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Matters with the PUCT” for more information on our base rate review proceeding and the DCRF extension request.

While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT in our current base rate review and in future base rate reviews will judge all of our costs, including invested capital and costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. The approved levels of recovery could be significantly less than our requested levels, and the approved timing for recovery of regulatory assets could differ from our proposed timelines. There can also be no assurance that the PUCT will approve other items proposed by us in the base rate review or in any rate proceeding, including, among other things, capital structure and return on equity. Intervening parties in our rate proceedings (including, but not limited to, governmental agencies, cities in our service territory, customers, and consumer groups) can challenge, and have in the past challenged, including in our current pending base review, various portions of our rate proceedings, and such challenges, as well as recommendations from the SOAH administrative law judges overseeing proceedings, could influence the PUCT’s decisions in those proceedings. Failure to receive approval of our requests in any rate proceeding could adversely impact our financial condition, results of operations, cash flows, liquidity and/or business prospects, and those impacts, particularly with respect to our base rate review, could be material.

In addition, because our rates are set based on a historical test year, there can be no assurance that the rates set in any base rate review will produce full recovery of our actual post-test year costs and/or the full return on invested capital allowed by the PUCT. In recent years, we have not in fact earned our full regulatory authorized return on invested capital.

The regulatory process by which rates are determined is also subject to change as a result of the legislative process or rulemaking. Changes to interim adjustment mechanisms or the base rate review process could increase regulatory lag and otherwise impact our ability to recover our costs in a timely manner. To the extent the regulatory process limits our ability to recover our costs in a timely manner, it could materially and adversely impact our financial condition, results of operations, cash flows, liquidity and/or business prospects.

We are subject to mandatory service quality and reliability standards. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.

The PUCT has jurisdiction with respect to ensuring the service quality and reliability of the delivery of electricity to retail customers by electric utilities and has established reliability standards that apply to each utility. The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT. The FERC has designated NERC to establish and enforce reliability standards (including cyber security and physical security standards), under the FERC’s oversight, for all owners, operators and users of electric transmission services. The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to Texas RE.

To maintain compliance with the mandatory service quality and reliability standards, we may be subjected to higher operating costs and/or increased capital expenditures to construct, operate, and maintain transmission and distribution infrastructure. Compliance with mandatory service quality and reliability standards is subject to regular regulatory reviews and audits, and we cannot predict the outcome of any such reviews and audits or related potential enforcement actions. We must report to the PUCT concerning our performance with respect to the applicable reliability standards on an annual basis. Also, as a NERC registered entity, we are subject to periodic audits by Texas RE of our compliance with reliability standards. These audits will occur as designated by Texas RE at a minimum of once every three years. While we expect to recover costs and expenditures from customers through regulated rates related to such compliance costs, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery. If we were found to be noncompliant with applicable reliability standards, we could be subject to sanctions, including monetary penalties. Penalties imposed by the PUCT, Texas RE, the FERC and/or NERC would not be recoverable from customers through regulated rates and could have a material adverse impact on our financial condition, results of operations and cash flows.

Risks Related to Our Business and Operations

Attacks on our infrastructure or other events that breach our cyber or physical security measures could disrupt business operations, initiate the loss or disclosure of critical operating or confidential data, have an adverse impact on our reputation, and expose us to significant liabilities.

As an owner and operator of critical infrastructure assets, we are subject to cyber and physical threats from parties who wish to disrupt our operations and/or the Texas bulk power grid. In particular, U.S. government warnings have indicated that infrastructure assets such as electric transmission and distribution systems may be specifically targeted by both foreign and domestic actors, including as a result of increased worldwide conflict and domestic extremism.

We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of third-party vendors. With the proliferation of digital sensors, computing and telecommunications technologies, and customer digital tools used by us in our business, cyber risk arises in multiple areas of our operations. While we are not aware of any breaches resulting in a material impact to Oncor, we and our third-party vendors have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, ransomware attacks, social engineering attacks and insider threats. As domestic and global cyber threats are on-going and increasing in sophistication, magnitude and frequency, our transmission and distribution infrastructure may be targets of state-sponsored attacks, terrorist activities, or other threats, including attacks designed to collect ransoms or inflict large-scale harm on us, our customers or our service territory. Geopolitical events could increase those cyber threats. Any breach of cyber/data security measures could materially and adversely impair our ability to operate our technology infrastructure or platforms, disrupt normal business operations, and affect our ability to monitor and control our transmission and distribution assets (which could impact the stability of the ERCOT power grid), process customer information, and comply with regulatory and disclosure obligations, as well as limit or disable communications, including communications within our technology platforms and between our technology platforms and systems operated by third-parties. In the ordinary course of business, we also collect and retain sensitive information, including customer information and personal information about employees, and a cyber breach could result in the release of such confidential information.

Some of the technology systems, hardware, software, and technical applications and platforms used in our business are managed, hosted, provided or used by third parties to assist in our business operations. Our third-party vendors have been subject, and will likely continue to be subject, to attempts to disrupt the services they provide to us or to use those vendors as a conduit to attack us. In addition, operation in the ERCOT market also requires communication with certain third-party systems, and disruptions in those systems could impact our operations. If our third-party vendors or any third-party systems integral to operations in the ERCOT market are impacted by cyber attacks or are otherwise unable to perform the services they provide us, our operations could be impacted, which could negatively affect our results of operations, financial condition and reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm.

In the last year there has been an increase in reports of physical attacks and threats on various U.S. electric infrastructure facilities. In December 2022 the FERC directed NERC to study the effectiveness of existing electric transmission physical security reliability standards due to the increase in reported attacks and planned attacks. A physical attack on our transmission, distribution and technology infrastructure (or the infrastructure of other utilities or market participants in the ERCOT market) could interfere with normal business operations and affect our ability to control our transmission and distribution assets. Certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a breach in any one key physical asset could potentially impact other areas of our system. A physical security breach could adversely affect our reputation, expose us to material regulatory penalties and/or materially affect our results of operations, liquidity and financial condition.

Any loss of control of our critical infrastructure, disruption of our technology platforms, or loss of confidential or proprietary data through a cyber security breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, expose us to significant remediation and compliance costs, impair our ability to execute on business strategies and/or materially adversely impact our results of operations, financial condition, liquidity and/or cash flows.

We develop and maintain systems and processes aimed at detecting and preventing information disclosure, cyber security incidents, and physical breaches, which require significant investment, maintenance, and ongoing monitoring and updating as technologies and regulatory requirements change. These systems and processes may be insufficient to mitigate the possibility of information and cyber security incidents, physical breaches, malicious social engineering, fraudulent or other malicious activities, and human error or malfeasance in the safeguarding of our data. In addition, due to the nature of cyber security incidents, and the evolving threat landscape, repairs to such systems and processes may require complex solutions that could require significant time and resources. We are also subject to various laws and regulatory standards relating to our operations and information disclosure, including NERC cyber security and physical infrastructure protection standards. Additional cyber and physical security requirements could also be applied to us in the future. Changes in existing standards or the imposition of new standards could increase our compliance costs and our exposure to the potential risk of violations of such standards.

While we maintain insurance, including cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover any or all of the costs associated with the consequences of any cyber or physical breach. Likewise, our ability to obtain insurance at rates we believe are commercially reasonable, and the cost of and coverage provided by such insurance, could be affected by events outside our control. In addition, should a cyber or physical breach result in regulatory fines or penalties due to non-compliance with a mandatory security standard, such fines or penalties would not be recoverable through rates.

Severe weather, natural disasters, and other emergency events could adversely impact us.

Our electric delivery facilities and other assets could be, and have in the past been, damaged or impacted by significant storms or other severe weather events, natural disasters, or other emergency events. Any such events that cause extensive damage on our system or that affect the reliability of the ERCOT grid and market generally (including the amount of generation capacity available for delivery by us to our customers) could have a material adverse impact on us, including causing disruptions in our ability to provide electricity delivery services, increasing our maintenance or capital expenditures to repair or replace damaged facilities or equipment, disruptions in planned projects, property damage, and injuries or loss of life for which we could face legal actions or risks, negative public perception, and regulatory, legislative, or legal actions.

Effects of climate change, including natural disasters, severe weather and other related phenomena, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Natural disasters, severe weather, and other related phenomena could become more prevalent and unpredictable as a result of climate change or other factors, which could negatively affect our business and financial condition to the extent such events occur in our service territory or lead to constraints in our supply chain. Customers’ energy needs vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes. Furthermore, prolonged power outages to customers and business interruptions from outages could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Moreover, local, state, or federal legislative or regulatory initiatives may attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Regulation of emissions could materially increase costs to our operations as well as to our customers and suppliers. They could also provide a cost advantage to alternative energy sources or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. Developing and implementing plans for compliance with voluntary or mandatory climate commitments can also lead to additional capital, personnel and operation and maintenance expenditures. Increased costs related to these compliance activities could adversely affect our business, financial condition, results of operations and cash flows.

Legislation, regulation, or customer initiatives to combat climate change could also have an impact on operations and demand in the ERCOT market, which could in turn impact us. For instance, increased electrification in the ERCOT market, particularly through oil and gas producers electrifying their operations and widespread electrification of vehicles, could result in significant increased demand on the ERCOT system. Such increased demand could create operational and reputational risks to meet customer reliability expectations.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect our results of operations and financial condition, and insurance may not fully cover any losses resulting from such risks.

The operation and maintenance of electricity delivery facilities involves many risks, including equipment breakdown or failure of facilities, lack of sufficient capital and unexpected costs to maintain the facilities, replacement or refurbishment of aging infrastructure, equipment interruptions, supply chain disruptions and inflation, fires, explosions, impact of unusual or adverse weather conditions or other natural events, and interrupted or degraded service on key technology platforms, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. There are also many hazards associated with the operation of electricity transmission and distribution assets, and these hazards could cause personal injury and loss of life, damage or destruction of property, or environmental damage, any of which could result in liabilities to our business. A significant number of our facilities were constructed many years ago; older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to keep operating at peak efficiency or reliability. A risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, accidents, terrorist or criminal acts, cyber attacks, and other catastrophic events. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs that may not be recoverable through rates and/or the write-off of our investment in the capital project or improvement.

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

We face risks related to health epidemics and pandemics, including the current COVID-19 pandemic and its variants, which could lead to the disruption of our business operations by impacting the global economy and our employees, REPs, end-users, wholesale customers, network transmission customers, service providers, vendors and suppliers. These effects could also have a variety of adverse impacts on us, including reduced demand for electricity, delayed or delinquent customer payments to us (including as a result of end use customer failures to pay REPs and/or any state or national moratoriums on customer disconnections), slowed growth in our service territory, reduced availability or productivity of our workforce, constraints on our supply chain, increased supplier and labor costs, reduced labor or contractor availability, impairment of goodwill or long-lived assets, increased pension funding requirements due to a decline in pension asset values, impairment of our ability to develop, construct and/or operate electricity delivery facilities, and impairment of our ability to access funds from financial institutions and capital markets.

In 2020, COVID-19 was declared a pandemic by the World Health Organization and has impacted the global economy and communities and supply chains around the world. To date, the COVID-19 pandemic has not had a material adverse impact on our business, supply chain, cash flows, liquidity, financial condition and/or results of operations. We continue to monitor the state of the pandemic, and management may implement or rescind precautionary measures to protect our workforce and critical operations as it deems necessary based on the state of the pandemic. The extent to which the COVID-19 pandemic does impact our results will ultimately depend on future developments, which are highly uncertain, and will include emerging information concerning the severity and duration of the pandemic, and the actions taken by governments and private businesses to attempt to respond to the COVID-19 pandemic. Therefore, we cannot predict whether, or to what extent, the COVID-19 pandemic will have a material adverse impact on our business, supply chain, cash flows, liquidity, financial condition and/or results of operations.

Our results of operations and financial condition could be negatively impacted by any development or event beyond our control that causes economic weakness or reduced demand for electricity in the ERCOT market.

We derive substantially all of our revenues from operations in the ERCOT market, which represents approximately 90% of the electricity consumption in the State of Texas. Economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market and slowing growth in our service territory, which could have a material adverse impact on our results of operations, financial condition, and cash flows. In addition, reduced demand for electricity in high growth areas of our service territory, such as west Texas, where a significant portion of the demand for electricity is tied to the operations of the oil and gas industry, could lead to a material decrease in our construction projects and capital expenditure projections.

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

ERCOT is subject to oversight by the PUCT and the Texas Legislature, and either entity could impose changes to the ERCOT market that could impact us. Since the February 2021 Winter Storm, when extreme winter weather resulted in insufficient generation in the ERCOT market and prolonged power outages, the PUCT and the Texas Legislature have instituted various measures relating to operations in the ERCOT market. Both the PUCT and the Texas Legislature continue to actively review the operations as well as the overall design of the ERCOT market. In January 2023, the PUCT approved a redesign of Texas’s electric market involving a performance credit mechanism structure for generating and purchasing power, but directed PUCT Staff and ERCOT to delay implementation of such redesign until the Texas Legislature has had an opportunity to render judgment on the merits of the proposed redesign or establish an alternative solution. We cannot predict whether, or to what extent, the PUCT market redesign and any additional legislation or regulations relating to the ERCOT market will impact our business.

Our capital deployment program may not be executed as planned, which could adversely impact our reputation, reliability, financial condition and results of operations.

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

Texas has been experiencing significant population and business growth in recent years, and our capital expenditure plans include projects to successfully maintain or replace our aging infrastructure and address the expected growth of electricity demand in our service territory, particularly as a result of increased commercial and industrial demand and electrification goals of customers. Projects to construct, upgrade, or maintain transmission and distribution infrastructure are subject to various additional uncertainties, including regulatory approvals, land/easement acquisition (including requirements and constraints relating to eminent domain), labor and contractor availability, volatile commodity prices, supply chain disruptions and inflation, costs of materials and labor, and forecasts of future electric load needs, and there can be no assurance that any such projects will be completed in a timely manner or at all, or fully meet all customer requirements at all times. Our capital deployment program could also be impacted by weather, natural disasters, emergency events, equipment malfunction or failure, accidents, terrorist attacks, cyber security events, failure of technology platforms, or other events outside of our control. Failure to execute on our capital deployment program as planned could adversely impact our reputation, financial condition, and results of operations.

The litigation environment in which we operate poses a significant risk to our business.

We are involved in the ordinary course of business in a number of lawsuits arising out of our business operations, including as a result of power outages, among other matters. For example, lawsuits have been filed against various market participants, including us, relating to the power outages resulting from the February 2021 Winter Storm and as a transmission and distribution utility operating during the February 2021 Winter Storm, there is a risk we could be named in future lawsuits. The litigation is currently consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. In addition, various governmental and regulatory bodies also opened investigations and projects related to the February 2021 Winter Storm. We cannot predict whether or to what extent any of such litigation or governmental or regulatory investigations or projects will impact our business. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in the State of Texas poses a business risk.

Our revenues are concentrated in a small number of customers and a significant delay or default in payment could adversely affect our cash flows, liquidity, financial condition and/or results of operations.

As of December 31, 2022, our revenues from the distribution of electricity are primarily collected from over 100 REPs that sell the electricity we distribute to consumers in our certificated service area. REPs are generally noninvestment grade. REP subsidiaries of our two largest customers represented 26% and 24%, respectively, of our total operating revenues for the year ended December 31, 2022 and 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2021. In addition, we collect network transmission revenues from distribution companies, cooperatives and municipally-owned utilities. Currently, the majority of this network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more customers could adversely impact the credit quality of our customers, impair the ability of these customers to pay for our services or could cause them to delay such payments. We depend on these customers to timely remit these revenues to us. Delays or defaults in payment from customers could materially and adversely affect our cash flows, liquidity, financial condition and/or results of operations, particularly in the event of any moratoriums on the ability of REPs to disconnect customers for nonpayment or other regulatory actions that impact our receipt of electricity delivery charges owed to us.

We are dependent upon a limited number of suppliers and service providers for certain of our operations. If any of these suppliers or service providers fails to perform on their agreements with us or became unable to perform on expected or acceptable terms, it could disrupt our business and have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations.

We rely on suppliers and service providers to provide us with certain specialized materials and services, including for construction, maintenance and repair of electricity delivery facilities and power lines, information technology and customer operations. In certain instances, our operations are dependent upon a limited number of suppliers and service providers. The financial condition of our suppliers and service providers or their ability to perform has been or may be adversely affected by global events, including the COVID-19 pandemic or other health epidemics or pandemics, climate change, severe weather events, natural disasters, global supply chain issues, global demand, wars, terrorist attacks, regulations, or general economic conditions, such as credit risk, commodity availability and pricing, inflation, labor availability and cost, and turbulent macroeconomic events. We also compete with other utilities as well as non-utility companies for goods and services from certain suppliers. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform or otherwise fully satisfy their contractual obligations, choose not to renew contracts, go out of business or otherwise become unable to perform on terms acceptable to us, or unexpectedly delay performance or increase the cost of performance, we may not be able to transition to substitute suppliers or service providers in a timely manner, on terms acceptable to us, or at all. This could delay our construction and improvement projects, increase our costs and/or disrupt our operations, which could negatively impact our business, financial condition, results of operations, cash flows, liquidity, reputation and/or business prospects. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

Supply chain disruptions, the contractor labor market, and inflation could negatively impact our operations and corporate strategy.

Our operations and business plans depend on the global supply chain to procure the equipment, materials and other resources necessary to build and maintain transmission and distribution infrastructure and provide electricity delivery services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to our business operations and corporate strategy has been, and may continue to be in the future, restricted by the current domestic and global supply chain challenges. International tensions, including the ramifications of geopolitical events such as the conflict in Ukraine, could further exacerbate global supply chain challenges. In addition, a decline in manufacturing workforce or increased competition from other companies for the time and resources of our suppliers has negatively impacted, and we expect it to continue to negatively impact, our ability to obtain materials. These disruptions and shortages could adversely impact our business and have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations.

Supply chain disruptions have contributed, and are expected to continue to contribute, to higher prices of components, equipment and other needed materials, particularly due to increased pricing of commodities and/or availability of commodities used in such materials, such as steel. Increasing cost and availability of labor has also contributed to supply chain disruptions and higher construction and operating costs. Higher than anticipated costs could have an adverse impact on our business, financial condition, results of operations, liquidity, and cash flows.

Our future success is dependent on our ability to attract and retain qualified personnel and identify and develop talent, and failure to attract and retain a highly qualified workforce, particularly in senior management as well as operational roles, could adversely impact our operations.

Our future success will depend on our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with many other companies, both in and outside our industry, as well as government entities and other organizations. Our workforce strategy to attract, develop, reward and retain a qualified workforce includes a market competitive total reward strategy along with talent development and succession planning to retain key talent and build succession strength for future leadership roles. However, we may not be successful in retaining our current personnel or in hiring or retaining qualified personnel, particularly in certain highly technical or specialized roles, in the future. In addition, we may incur increased costs in order to remain a competitive employer in a highly competitive labor market. Further tightening of the labor markets may adversely affect our ability to attract new personnel and retain existing personnel, which could adversely impact our operations. In addition, because of our reliance on the expertise of our senior management team, our future success depends in part on our ability to identify, retain and develop talent to succeed our senior management. Senior management succession planning is, and we expect it will continue to be, critically important to the successful implementation of our strategies.

Certain events, such as an aging workforce without appropriate replacements, limited availability of contract resources, or a mismatch of existing skillsets to future needs, could lead to operating challenges such as a lack of resources, loss of internal historical knowledge or a lengthy time period associated with highly technical or specialized skill development. Our costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to transfer significant internal historical knowledge and expertise to new employees or the future availability and cost of contract labor may adversely affect our ability to manage and operate our business.

Our revenues and results of operations are seasonal and significantly impacted by weather events and other electricity usage drivers.

A significant portion of our revenues is derived from rates that we collect from REPs based on the amount of electricity we distribute to electricity customers on behalf of such REPs. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, our revenues and results of operations are subject to seasonality, weather events and other electricity usage drivers, with revenues being highest in the summer. Unusual weather patterns, including as a result of climate change or other factors, could significantly impact revenues.

The costs of providing pension benefits and OPEB and related funding requirements may have a material adverse effect on our financial condition, results of operations and cash flows.

We offer certain pension and health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees through pension plans and OPEB plans. Until October 2016, we were a member of the same controlled group (within the meaning of ERISA) as Vistra and we have contractual liabilities related to a Vistra defined benefit pension plan. We also maintain an OPEB plan to cover eligible retirees of Oncor and EFH Corp./Vistra whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of EFH Corp./Vistra.

Our costs or share of the costs of providing pension and OPEB benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding the pension plans and OPEB plans and future benefit costs for pension plans and OPEB plans. Benefits costs and related funding requirements could also increase or decrease due to changes in employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, mortality assumptions, expected and actual earnings on plan assets, general interest rates, and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Significant unplanned increases in benefit costs could have an adverse impact on our financial condition, results of operations, and/or cash flows. See Note 9 to Financial Statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Defined Benefit Pension Plans and OPEB Plans” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Pension and OPEB Plans Funding” for further information regarding pension and OPEB funding.

PURA provides for our recovery of pension and OPEB costs related to our active and retired employees as well as certain EFH Corp./Vistra active and retired employees for periods prior to the January 1, 2002 deregulation and disaggregation of EFH Corp.’s electric utility businesses, and we are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts in these regulatory assets are ultimately subject to regulatory approval, and disallowance of any of these regulatory assets could have an adverse effect on our financial condition, results of operations and/or cash flows. At December 31, 2022 and 2021, we had recorded net regulatory assets (after taking into account related regulatory liabilities) totaling $346 million and $581 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income. See Note 2 to Financial Statements for further information regarding these regulatory assets.

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

The electricity we transmit and distribute to REPs, electricity distribution companies, cooperatives and municipally-owned utilities is obtained by these entities from electricity generation facilities, and if electricity generation is disrupted or if power generation capacity is inadequate, our electricity delivery services may be diminished or interrupted, which could have an adverse impact on our reputation, results of operations, financial condition, and cash flows. We do not own any generation facilities (although we do lease certain mobile generation assets as permitted by PURA to assist in power restoration after certain widespread power outages), and we are subject to ERCOT directives with respect to the flow of power on the electric grid. In the event of extreme weather or other emergency events that impact power availability within ERCOT, ERCOT could require us to reduce demand on the grid. If we are required by ERCOT to institute outages, it could negatively impact our reputation, our revenues from transmission and distribution services may be diminished or interrupted, and our results of operations, financial condition and cash flows may be materially and adversely affected.

The growth of distributed energy resources and similar technologies or actions that decrease demand or consumption of electricity delivered by us may significantly adversely impact our business, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.

The electric industry is undergoing significant technological change, particularly regarding development and availability of distributed energy resources (DERs), non-traditional transmission and distribution solutions such as distributed generation (including solar panels and microgrids), batteries and other energy storage, energy efficiency technologies, demand response technologies (such as electric vehicle-to-grid solutions) and grid management solutions. Research and development activities are ongoing to improve existing and alternative technologies and services to produce and store electricity, and it is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will make these technologies more attractive to customers than relying on traditional sources of electricity. Such changes in technology, as well as public perception of DERs and legislation or regulations relating to DERs, could also alter the channels through which retail customers buy and receive electricity. This could reduce the amount of electricity delivery usage and demand on our system as well as make investments in transmission and distribution infrastructure less desirable. For instance, the PUCT has instituted various projects reviewing the regulatory framework regarding DER and other non-traditional technologies. As DER usage continues to grow, regulatory decisions made with respect to DER, including with respect to ERCOT market rules and transmission and distribution utilities’ ability to invest in non-traditional electricity delivery solutions, could adversely impact our revenues and operations. To the extent DERs controlled by entities other than Oncor (including behind the meter alternatives and private use networks) become a more cost-effective or otherwise preferred option for certain customers, our revenues, financial condition, results of operations, cash flows, capital expenditures, and business prospects could be materially adversely impacted.

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

Goodwill that we have recorded is subject to at least annual impairment evaluations, and as a result, we could be required to write off some or all of this goodwill, which may adversely impact our reported financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed for impairment annually, or more frequently if certain conditions exist. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which may adversely impact our reported results of operations and financial condition. See Note 1 to Financial Statements for more information on our goodwill impairment assessment and testing.

Risks Related to Financial and Market Matters

Adverse actions with respect to our credit ratings could negatively affect our cost of debt and our ability to access capital.

Our access to capital markets and our cost of debt could be directly affected by changes in our credit ratings. Regulatory impacts, particularly in the ERCOT market, changes in our financial performance, liquidity needs, as well as unfavorable conditions in the capital markets, among other things, could result in credit agencies changing our credit ratings. In addition, specific regulatory decisions with respect to us, such as our pending base rate review, could also have an impact on our credit ratings. For instance, one credit rating agency has published a report indicating that if the PUCT adopts the recommendations of the SOAH administrative law judges set forth in their December 28, 2022 PFD, it would have a negative impact on our credit metrics. Any adverse action with respect to our credit ratings could generally cause debt issuance and borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our Credit Facility also provides that interest rates charged for borrowings may be adjusted based on our credit ratings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—

Liquidity and Capital Resources—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial, and Cross-Default Covenants” for more information on material credit rating covenants in our Credit Facility and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates” for more information on our pending base rate review.

In addition, most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us. In addition, if any adverse credit rating action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent base rate review or subsequent base rate reviews.

Our credit ratings are currently higher than those of Sempra, our indirect majority equity owner. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could decline. Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings in response to activities involving financing and liability management activities by our indirect majority equity owner.

Market volatility may impact our business and financial condition in ways that we currently cannot predict.

Because our operations are capital intensive, we expect to rely on access to financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows or our Credit Facility and CP Program. It is likely we will incur additional debt in connection with our large capital expenditure projections, which include continuing significant investments in transmission and distribution infrastructure. Our ability to access the capital, credit, or commercial paper markets may be severely restricted, or limited entirely, due to market conditions at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by changes in general interest rates. In 2022, the Federal Reserve increased the federal funds rate by 425 basis points. In addition, banking regulations could impact lenders’ ability to offer us certain financing options. Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our PUCT-approved cost of debt determined in our most recent base rate review or subsequent base rate reviews, which could adversely affect our earnings and cash flows. Fluctuations in actual market returns as well as changes in general interest rates may also result in increased or decreased benefit costs in future periods. Additionally, disruptions in the capital, credit, and commercial paper markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, slowing growth in our service territory, payment defaults by REPs or other customers, or failure by our suppliers to perform their contractual obligations, which could have a negative impact on our revenues, financial condition or results of operations, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

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

See Note 1 to Financial Statements and “Items 1. and 2. Business and Properties-Ring-Fencing Measures” for additional information on our ring-fencing measures.

In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.

Our operations are capital intensive. We expect to rely on access to financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows, or our Credit Facility and CP Program. We have also retained earnings that could have been distributed to our members and invested them in the business. In addition, from time to time we have received capital contributions from our members and could seek member capital contributions in the future to address capital needs. However, our Limited Liability Company Agreement provides that no member may be required to make any additional capital contributions to us.

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

We are also subject to certain limitations on our ability to incur indebtedness. We are required to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Currently, our authorized regulatory capital structure set by the PUCT is 57.5% debt to 42.5% equity. At December 31, 2022, our regulatory capital structure was 53.5% debt to 46.5% equity. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure and we are able to issue future long-term debt only to the extent that such issuance would not cause our capital structure to exceed the authorized regulatory debt-to-equity ratio. In addition, certain of our debt agreements contain debt-to-capital ratio covenants that effectively limit our ability to incur indebtedness in the future. At December 31, 2022, we were in compliance with these covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial, and Cross-Default Covenants” for more information on these covenants. Also, because our Credit Facility provides liquidity support to our CP Program, we treat CP Notes outstanding as a reduction to the available Credit Facility borrowing capacity. See Note 5 to Financial Statements for further information regarding our Credit Facility and CP Program.

Our variable rate debt subjects us to interest rate risk.

Our variable rate debt uses SOFR as a benchmark for establishing interest rates. SOFR is a backward-looking measure, calculated based on short-term repurchase agreements, backed by Treasury securities. As such, if interest rates were to continue to increase, our debt service obligations on variable rate debt subject to SOFR would increase, which could negatively impact our net income and cash flows.

SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR may be difficult to predict accurately because of limited historical performance data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. In addition, the administrator of SOFR may make methodological or other changes that could change the value of SOFR. Uncertainty as to SOFR or changes to SOFR will affect the interest rates of our financial instruments linked to SOFR.

Furthermore, the composition and characteristics of SOFR are not the same as those of LIBOR, which was previously used as a benchmark for our variable rate debt and which is a forward-looking measure, based on bank estimates of borrowing costs. As a result of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 3.LEGAL PROCEEDINGS

For a discussion of material regulatory proceedings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Matters with the PUCT.” We are also involved in other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations, or cash flows.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2022, 80.25% of our outstanding membership interests were held by Oncor Holdings and 19.75% were held by Texas Transmission. For information on beneficial ownership of our membership interests, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” None of the membership interests are publicly traded, and none were issued by Oncor in 2022.

See Note 8 to Financial Statements for a description of cash capital contributions and distributions between us and our members.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and the notes to those statements as well as “Item 1A. Risk Factors.”

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts in the tables in the following discussion and analysis are stated in U.S. dollars in millions unless otherwise indicated.

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

Significant Activities and Events

Base Rate Review (PUCT Docket No. 53601) — In May 2022, following an extension approved by the PUCT, we filed a request for a comprehensive base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. The base rate review includes requests for an average increase over test year adjusted annualized revenue of 4.5%, a revised regulatory capital structure ratio, and an increased authorized return on equity, among other requests. Resolution of the base rate review requires issuance of a final order by the PUCT, which is expected around the end of the first quarter of 2023, with new rates going into effect following approval of tariffs reflecting that order. We cannot predict whether or to what extent our requests in the base rate review will be approved or what the ultimate impact of the proceeding will be on our results of operations, financial condition, liquidity, or cash flows. See “—Regulation and Rates—Matters with the PUCT” below for further discussion of our base rate review proceeding.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below, and Notes 5 and 6 to Financial Statements for information regarding our debt-related activities.

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

Regulation, Rates and Cost Recovery

The rates we charge for our electricity delivery services are set pursuant to tariffs approved by the PUCT and certain cities and, in the case of transmission service related to limited interconnections to other markets, the FERC. Our rates are subject to regulatory rate-setting processes and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated test year, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of our costs, including costs included in a regulatory asset reported on the balance sheet to have been prudently incurred and therefore fully recoverable. The approved levels of recovery could be significantly less than our requested levels. There can also be no assurance that the PUCT will approve other items proposed by us in any rate proceeding. There is also no assurance that the historical test year regulatory process in which rates are determined will result in rates that will produce full recovery of our actual post-test year costs and/or the return on invested capital allowed by the PUCT.

We are required by PUCT rules to file a comprehensive base rate review within four years of the order setting rates in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. Our last base rate review resulted in rates that went into effect in November 2017. In May 2022, following an extension approved by the PUCT, we filed a request for a base rate review (PUCT Docket No. 53601) with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. See “—Regulation and Rates—Matters with the PUCT” for additional discussion on the base rate review.

In between base rate reviews, we are also eligible to file certain capital trackers that help shorten the regulatory lag associated with recovery of transmission and distribution investments through regulated rates. These capital trackers, consisting of DCRF and TCOS interim rate adjustments, allow us to begin recovering in rates, and earn a return on, certain capital investments, with all such investments ultimately subject to prudence review by the PUCT in a subsequent base rate review after such assets are put into service. DCRF applications for recovery of distribution investments placed into service are permitted once a year and TCOS applications for recovery of transmission investments placed into service are permitted twice a year. However, due to our base rate review filing and PUCT rules regarding interim rate adjustments preceding or during a pending base rate review, we only filed one TCOS application in 2022 and did not file a DCRF application in 2022. Given our pending base rate review and the April deadline for filing a DCRF application, we have requested that the PUCT extend our deadline for filing a DCRF application this year to May 31, 2023. See “—Regulation and Rates—Matters with the PUCT—DCRF Good Cause Exception Request (PUCT Docket No. 54648)” below for more information on this request.

The rate-setting and cost-recovery process is intended to provide revenues to recover the cost of providing electricity delivery service and a return on and recovery of our investment in rate base assets and liabilities. As a result, management closely monitors our regulatory rate base and the capital expenditure budget which historically has increased our rate base. Our capital expenditure projections through 2027 are largely tied to the expected population growth in our service territory and related increases in residential, commercial and industrial premises, as well as generation interconnections and measures to maintain reliability on the system. The amounts we earn, particularly with respect to retail delivery services, are heavily impacted by the amount of electricity we deliver. Management monitors various consumption drivers that could impact electricity deliveries or demand on our system. Such drivers include weather (discussed in more detail below), population and business growth, number of end use customers, and average customer usage and demand. In recent years Texas has seen increasing population and business growth, and we have experienced an increase in electricity consumption as a result. During 2022, the number of premises (electric points of delivery) increased by 1.7%. We expect the growth in the communities we serve to continue as Texas continues to grow.

Except in certain instances, we are required to file an earnings report annually with the PUCT that includes our calculated regulatory rate base at the end of the previous calendar year. Our calculated regulatory rate base as reported in the latest filing as of December 31, 2020 was $17.2 billion. As calculated on a similar basis, our regulatory rate bases at each of December 31, 2022 and 2021 were estimated to be $20.7 billion and $18.9 billion, respectively, although an earnings report for 2021 was not filed as a result of our pending base rate review (PUCT Docket No. 53601) pursuant to PUCT rules and an earnings report for 2022 has not yet been filed. The incremental investments included in any regulatory rate base calculation since our last base rate review are subject to PUCT review in our next base rate review, and our pending base rate review requests approval of rates based on investments through the December 31, 2021 test year. See “—Regulation and Rates—Matters with the PUCT” for additional discussion of the base rate review.

In addition to rate regulation and earnings oversight as discussed above, our business is subject to numerous other complex governmental regulations and legislation, which has materially impacted our business in the past and could materially impact our business in the future. In addition, public perception regarding us, our industry and our business priorities could influence regulations, administrative actions and legislation. See “Item 1A. Risk Factors— Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and results of operations.” and “Item 1A. Risk Factors —We are subject to mandatory service quality and reliability standards. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.”

See “—Regulation and Rates” below for further information on legislative and regulatory matters.

Capital Availability and Cost

Our business is capital intensive and we expect to rely on access to financial markets as a significant source of funding. Our access to the capital and credit markets and cost of any such debt could be directly affected by our credit ratings and financial market conditions. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently higher than those of Sempra. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could change. We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements. See “Item 1A. Risk Factors—Adverse actions with respect to our credit ratings could negatively affect our cost of debt and our ability to access capital” and “Item 1A. Risk Factors—In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.”

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

Cyber Security and Physical Infrastructure Protection

A breach of our cyber/data or physical security measures that impairs our technology infrastructure or transmission and distribution infrastructure could disrupt normal business operations, affect our ability to control our transmission and distribution system, expose us to material regulatory claims and limit communication with third parties. Any loss of control of our critical infrastructure, disruption of our technology platforms, or loss of confidential or proprietary data through a cyber security breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, expose us to significant remediation costs, impair our ability to execute on business strategies and/or materially adversely impact our results of operations, financial condition, liquidity and/or cash flows. If third parties in our supply chain experience cyber attacks, the services they provide us could be disrupted. This disruption could interfere with our ability to perform our obligations to others, which could negatively affect our financial condition and reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm. We participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques related to cyber and physical security. While we are not aware of any breaches resulting in a material impact to Oncor, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms.

Weather

Weather is a significant driver of distribution base revenues, as increased cooling and heating needs generally result in higher electricity consumption. As a result, management closely monitors weather and its potential impact on our financial performance. However, the exact amount of revenue variation due to weather is difficult to measure due to the number of factors that contribute to revenues. As our transmission and distribution system grows and weather variations potentially become more extreme, we cannot predict how much the variation to our distribution base revenue due to weather in any one year could be in the future. See “—Results of Operations” below for information on volumes of electricity delivered, heating and cooling degree days and a discussion of distribution base revenues and revenues contributing to earnings and “Item 1A. Risk Factors—Our revenues and results of operations are seasonal and significantly impacted by weather events and other electricity usage drivers.”

Significant Storms and Other Emergency Events

Significant storms and other emergency events that cause extensive damage on our system or affect electric capacity in the ERCOT market could result in unexpected challenges, including negative public perception, disruptions in our ability to provide electricity delivery services, regulatory and legislative actions, and increased maintenance or capital expenditures. See “Item 1A. Risk Factors—Severe weather, natural disasters, and other emergency events could adversely impact us” and “Item 1A. Risk Factors—Effects of climate change, including natural disasters, severe weather and other related phenomena, and the regulatory and legislative developments related to climate change, may have a material adverse effect on our business, financial condition, results of operations and cash flows” for discussion of the impact of significant storms on our business. Storm recovery costs are generally recorded as a regulatory asset and our ability to recover any amounts included in those regulatory assets in rates as well as the time period for such recovery is subject to PUCT review and approval.

Similarly, emergency events that broadly affect our service territory also could pose challenges and have an impact on our business. The COVID-19 pandemic, for instance, has had a significant global impact, and while we have not been materially adversely impacted to date, we cannot predict whether, or to what extent a health epidemic or pandemic will affect us in the future, particularly if circumstances related to the pandemic worsen or continue for an extended period of time. See “Item 1A. Risk Factors—Our business could be adversely affected by health epidemics and pandemics, including the current COVID-19 pandemic and its variants.” With respect to the COVID-19 pandemic, we have been recording the incremental costs incurred by Oncor resulting from the effects of the pandemic, including costs relating to the implementation of our pandemic readiness plan, as a regulatory asset. At December 31, 2022 and 2021, the balance of this regulatory asset was $37 million and $35 million, respectively.

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

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement, as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our income tax returns, as well as the STH Texas margin tax returns in which we are consolidated filers, are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination. There were no significant changes in estimates or assumptions in the accounting for the effects of income taxes during 2022.

Amounts payable to and receivable from our members related to income taxes on our balance sheet reflect our tax provision net of quarterly estimated tax payments required by the tax sharing agreement that are trued up the following year when the annual tax return is filed.

See Notes 1 and 4 to Financial Statements for additional information.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with GAAP related to the effect of certain types of regulation. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. Regulatory decisions, such as in our pending base rate review, can have an impact on the rate earned on invested capital and the timing and amount of the recovery of assets and other costs through rates. See Note 2 to Financial Statements for more information regarding regulatory assets and liabilities and “—Regulation and Rates—Matters with the PUCT—Base Rate Review (PUCT Docket No. 53601)” below for more information on our base rate review.

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

For our annual goodwill impairment testing, we generally have the option to directly perform a quantitative assessment or first make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying value before applying the quantitative assessment. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and our overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our estimated enterprise fair value is less than our enterprise carrying book value, we perform a quantitative assessment. If, after performing the quantitative assessment, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of enterprise carrying book value over estimated enterprise fair value, not to exceed the carrying amount of goodwill.

For our annual goodwill impairment testing in 2022, we elected to perform a quantitative assessment of goodwill as of October 1, 2022. We estimated our enterprise fair value by weighting results from a market-based approach and an income-based approach. Key assumptions in the valuation methodologies for goodwill included terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on our analysis, we determined that our estimated enterprise fair value was in excess of our enterprise carrying book value, indicating none of our goodwill was impaired and no impairment was recognized in 2022. For our annual goodwill impairment testing in 2021, we elected to perform a qualitative assessment of goodwill as of October 1, 2021 and concluded that an estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no additional testing for impairment was required and no impairment was recognized in 2021.

Goodwill totaling $4.740 billion was reported on our balance sheet at each of December 31, 2022 and 2021.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of EFH Corp. and Vistra whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of EFH Corp.’s electric utility business in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 9 to Financial Statements. We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Accordingly, we recognize (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA. Net regulatory assets related to our pension and OPEB costs decreased $235 million during 2022. Amounts deferred are ultimately subject to regulatory approval.

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

See Note 9 to Financial Statements regarding other disclosures related to obligations of our pension plans and OPEB plans.

RESULTS OF OPERATIONS

Operating Data

	Years Ended December 31,
	2022	2021	2020
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	49,648	44,059	44,628
Commercial, industrial, small business and other	99,612	90,998	86,529
Total electric energy volumes	149,260	135,057	131,157
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	75.0	78.5	79.4
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.2	1.3	1.3
Customer Average Interruption Duration Index (CAIDI) (non-storm)	63.5	61.8	63.5
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,896	3,832	3,762
Residential system weighted weather data (b):
Cooling degree days	2,204	1,636	1,660
Heating degree days	971	723	676

	Years Ended December 31,
	2022	2021	2020
Operating revenues:
Revenues contributing to earnings:
Distribution base revenues (c)	$2,447	$2,217	$2,156
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	944	879	803
Billed to REPs serving Oncor distribution customers, through TCRF	528	479	446
Total transmission base revenues	1,472	1,358	1,249
Other miscellaneous revenues	112	104	87
Total revenues contributing to earnings	4,031	3,679	3,492

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,162	1,039	975
EECRF	50	46	44
Total revenues collected for pass-through expenses	1,212	1,085	1,019
Total operating revenues	$5,243	$4,764	$4,511

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

(b)Degree days are measures of how warm or cold it is throughout our service territory. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit standard temperature. The more extreme the outside temperature, the higher the number of degree days. A high number of degree days generally results in higher levels of energy use for space cooling or heating.

(c)In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

Financial Results ─ Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total operating revenues increased $479 million, or 10%, to $5.243 billion in 2022. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $352 million to $4.031 billion in 2022. The change reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rates are set periodically in a base rate review docket initiated by either us or the PUCT. The PUCT rules allow utilities to file, under certain circumstances, DCRF interim rate adjustment applications between comprehensive base rate reviews to recover distribution investments and certain other related costs. Distribution base rate revenues increased $230 million to $2.447 billion in 2022. The increase in distribution base rate revenues primarily reflects:

o$145 million increase due to higher consumption attributable primarily to significantly warmer summer weather and colder winter weather,

o$57 million increase due to the effects of the DCRF rate increases to reflect increases in invested capital, and

o$28 million increase due to growth in points of delivery.

See the DCRF Filings Table below for a listing of recent DCRF filings impacting revenues for 2022 and 2021. PUCT rules provide that DCRF filings may only be made between April 1 and April 8 of a given year. See “—Regulation and Rates—Matters with the PUCT—DCRF Good Cause Exception Request (PUCT Docket No. 54648)” below for information on our request to extend this deadline this year due to our pending base rate review. We did not file a DCRF in 2022 as PUCT rules also provide that any DCRF filings initiated within 145 days of a comprehensive base rate review proceeding will be dismissed. As our base rate review proceeding was required to be filed within 145 days of the DCRF filing deadline, we did not file a DCRF in April 2022.

DCRF Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact
51996	April 2021	September 2021	$88
50734	April 2020	September 2020	$70

•An Increase in Transmission Base Revenues — TCOS revenues are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. The PUCT rules allow utilities to file up to two TCOS interim rate adjustments in a calendar year to reflect changes in our invested transmission capital. TCOS revenues increased $114 million to $1.472 billion in 2022. The increase in TCOS revenues was primarily due to the effects of the TCOS updates to reflect increases in invested capital.

See the TCOS Filings Table below for a listing of recent TCOS filings impacting revenues for 2022 and 2021. While we have historically made TCOS interim rate adjustment filings twice a year, we elected to only make one such TCOS filing in 2022 due to the pending comprehensive base rate review proceeding.

TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
53145	January 2022	March 2022	$27	$17	$10
52352	July 2021	September 2021	$48	$31	$17
51767	January 2021	March 2021	$83	$54	$29
51115	July 2020	September 2020	$43	$28	$15

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $8 million in 2022. The increase was primarily due to an $11 million increase in revenues from discretionary services, including facilities studies, offset by a $3 million lower annual energy efficiency program performance bonus in 2022.

Revenues collected for pass-through expenses increased $127 million to $1.212 billion in 2022. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $123 million to $1.162 billion in 2022 due to an increase in TCRF Third-Party provider billings. TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to TCRF Third-Party providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in TCRF Third-Party expense. PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year.

See the TCRF Filings Table below for a listing of recent TCRF filings impacting revenues for 2022 and 2021, as well as filings anticipated to impact revenues for the year ending December 31, 2023.

TCRF Filings Table

PUCT Docket No.	Filed	Effective	Billing Impact for Period Effective Increase (Decrease)
54388	November 2022	March 2023 – August 2023	$(135)
53675	May 2022	September 2022 – February 2023	$154
52898	November 2021	March 2022 – August 2022	$(61)
52175	May 2021	September 2021 – February 2022	$149
51560	November 2020	March 2021 – August 2021	$(87)
50883	May 2020	September 2020 – February 2021	$81

•An Increase in EECRF Revenues — EECRF revenues increased $4 million in 2022 and were generally offset in operation and maintenance expense. The EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of recent EECRF filings impacting revenues for 2022 and 2021, as well as filings that will impact revenues for the year ending December 31, 2023.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	Under-/ (Over)- Recovery and Other
53671	May 2022	March 2023	$1.23	$52	$28	$3
52178	May 2021	March 2022	$1.27	$49	$31	$3
50886	May 2020	March 2021	$1.03	$53	$14	$(2)
49594	May 2019	March 2020	$0.89	$50	$9	$(3)

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $123 million to $1.162 billion in 2022. The increase was due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $72 million to $1.055 billion in 2022. The increase is primarily due to a $48 million increase in labor and contractor related costs, a $9 million increase in vegetation management costs, a $6 million increase in material and transportation costs and a $4 million increase in energy efficiency program expenses. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs, given labor market conditions and inflationary pressures.

Depreciation and amortization increased $84 million to $904 million in 2022. The increase is primarily attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes increased $38 million to $191 million (including a $10 million benefit related to nonoperating income) in 2022 compared to $153 million (including a $12 million benefit related to nonoperating income) in 2021.

The effective income tax rate was 17.4% and 16.6% for the 2022 and 2021 periods, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $6 million to $561 million in 2022. The increase is primarily due to increases in local franchise taxes payable by us to municipalities due to higher customer consumption and higher payroll taxes, partially offset by decreases in property taxes primarily attributable to lower property tax rates across the various taxing jurisdictions.

Other deductions and (income) - net was $11 million favorable in 2022 compared to 2021. See Note 11 to Financial Statements for more information.

Interest expense and related charges increased $32 million to $445 million in 2022. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, partially offset by lower average interest rates on the borrowings and higher average capitalized interest.

Net income increased $135 million to $905 million in 2022. The increase was driven by higher revenues from updates to base transmission and distribution rates to reflect increases in invested capital, increased customer consumption attributable primarily to significantly warmer summer weather and colder winter weather, and customer growth, partially offset by increases in costs associated with additional investments (primarily depreciation and borrowing costs) and higher operation and maintenance expense.

OTHER COMPREHENSIVE INCOME

In February and March 2020, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on anticipated issuances of ten-year and thirty-year senior secured notes. The hedges were terminated in March 2020 upon the issuance of certain senior secured notes. As a result of the termination, a $29 million ($23 million after-tax) loss was reported in other comprehensive income. We expect approximately $3 million of the amount reported in accumulated other comprehensive loss at December 31, 2022 related to interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Cash provided by operating activities totaled $1.867 billion and $1.658 billion in 2022 and 2021, respectively. The $209 million net increase is primarily the result of a $434 million increase in transmission and distribution receipts, a $39 million increase in accounts payable due to timing of payments to vendors and a $23 million increase in customer advances for construction held in restricted accounts, partially offset by a $92 million increase in inventory purchases, a $72 million increase in storm-related costs, a $39 million net increase in income tax payments, a $32 million increase in local gross receipts tax and property tax payments, a $32 million increase in interest payments and a $17 million increase in vegetation management costs.

Depreciation and amortization expense reported in operating activities in the statements of consolidated cash flows was $84 million and $81 million more than the amounts reported in the statements of consolidated income in 2022 and 2021, respectively. The differences are due to certain regulatory asset amortization being reported as operation and maintenance expense in the statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $1.170 billion and $802 million in 2022 and 2021, respectively. The $368 million net increase is the result of a $414 million decrease in distributions to members and a $234 million net increase in debt financing activity, offset by a $280 million decrease in capital contributions from members. For more information, see Notes 5 and 6 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 8 to Financial Statements for additional information regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $2.993 billion and $2.433 billion in 2022 and 2021, respectively. The $560 million net increase is primarily the result of a $552 million increase in capital expenditures and a $28 million net decrease as a result of the 2021 completion of our joint project with LP&L, partially offset by a $21 million in proceeds from sales of certain non-utility properties in 2022.

Long-Term Debt

Our long-term debt at December 31, 2022 consisted of fixed rate secured debt and variable rate unsecured debt. Our secured debt is secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

The following tables summarize our long-term debt issuance, borrowing and repayment activities in 2022:

Long-Term Debt Issued (Secured)	Issuance Dates	Principal Amounts Issued
4.15% Senior Secured Notes due June 1, 2032	May 20, 2022	$400
4.60% Senior Secured Notes due June 1, 2052	May 20, 2022	400
4.55% Senior Secured Notes due September 15, 2032	September 8, 2022	700
4.95% Senior Secured Notes due September 15, 2052	September 8, 2022	500
Total secured long-term debt issued in 2022		2,000

Long-Term Debt Borrowed (Unsecured)	Borrowing Dates	Principal Amounts Borrowed
January 2022 Term Loan Credit Agreement due April 29, 2023 (a)
	January 28, 2022	400
	February 28, 2022	600
	March 28, 2022	185
	April 28, 2022	115
		1,300
July 2022 Term Loan Credit Agreement due August 30, 2023 (b)(c)
	August 29, 2022	650
		650

Total unsecured long-term debt borrowed in 2022		1,950

Total long-term debt issued and borrowed in 2022		3,950

Long-Term Debt Repaid	Repayment Dates	Principal Amounts Repaid
4.10% Senior Secured Notes due June 1, 2022	March 1, 2022	400
January 2022 Term Loan Credit Agreement due April 29, 2023 (a)	May 20, 2022	650
7.00% Debentures due September 1, 2022	September 1, 2022	482
January 2022 Term Loan Credit Agreement due April 29, 2023 (a)	September 9, 2022	650
July 2022 Term Loan Credit Agreement due August 30, 2023 (b)(c)	September 9, 2022	550
Total long-term debt repaid in 2022		2,732

Net increase in long-term debt in 2022		$1,218

____________

(a)Borrowings under the unsecured term loan credit agreement dated January 28, 2022 bore interest at an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus an adjustment of 0.10% (SOFR Adjustment) plus a spread of 0.575%).

(b)Borrowings under the unsecured term loan credit agreement dated July 6, 2022 (July 2022 Term Loan Credit Agreement) bore interest at an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment plus a spread of 0.60%).

(c)On January 9, 2023, we repaid the remaining $100 million principal amount outstanding under the July 2022 Term Loan Credit Agreement.

On January 24, 2023, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $625 million (January 2023 Term Loan Credit Agreement). On January 27, 2023, we borrowed $500 million and on February 27, 2023, we borrowed the remaining $125 million under the January 2023 Term Loan Credit Agreement. No additional amount remains available for borrowing under the January 2023 Term Loan Credit Agreement. See Note 6 to Financial Statements for more information regarding our long-term debt issuances, borrowings and repayments, including certain debt activity in 2023.

For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Deed of Trust — Our long-term secured debt is secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2022, the amount of available bond credits was $2.987 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.340 billion. See Note 6 to Financial Statements for a listing of all of our secured long-term debt secured by the Deed of Trust.

Short-Term Debt

Our unsecured revolving Credit Facility has a borrowing capacity of $2.0 billion. The Credit Facility has a maturity date of November 9, 2027, and we have the option to request one additional 1-year extension. We also have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives.

We have also established a CP Program, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion and with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt. The CP Program obtains liquidity support from the Credit Facility. As a result, the aggregate principal amount outstanding under both the CP Program and the Credit Facility cannot exceed $2.0 billion.

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at December 31, 2022 and 2021:

	At December 31,
	2022	2021
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(198)	(215)
Letters of credit outstanding (b)	-	(8)
Available unused credit	$1,802	$1,777

____________

(a)The weighted average interest rates for outstanding CP Notes were 4.58% and 0.30% at December 31, 2022 and December 31, 2021, respectively. All outstanding CP Notes at December 31, 2022 and December 31, 2021 had maturity dates of less than one year.

(b)The interest rate on the outstanding letters of credit at December 31, 2021 was 1.20% based on our credit ratings.

See Note 5 to Financial Statements for additional information regarding our Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our management anticipates recommending to our board of directors capital expenditures of at least $3.0 billion for 2023 and each of the years 2024 through 2027. Our board of directors is expected to approve a capital expenditure budget for 2023 in April 2023 and for each of 2024 through 2027 no earlier than the year immediately preceding the applicable year. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system growth, reliability and resiliency. Service territory growth (and projects to accommodate that growth), increases in the cost of materials due to inflation and supply chain constraints, and increased labor and contractor costs impacted capital expenditures in 2022, and we expect those trends to continue to impact capital expenditures for 2023 and beyond.

In connection with the PUCT approval of the Sempra Acquisition, we committed to make a minimum of $7.5 billion in capital expenditures over the period from January 1, 2018 to December 31, 2022. Our actual capital expenditures from January 1, 2018 to December 31, 2022 totaled $11.9 billion.

Long-Term Debt Maturities and Interest — As of December 31, 2022, our obligations related to long-term debt and related interest payments are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal amounts	$100	$500	$974	$38	$-	$9,733	$11,345
Interest payments	467	458	444	432	432	5,639	7,872
Total	$567	$958	$1,418	$470	$432	$15,372	$19,217

See Note 6 to Financial Statements for more information regarding long-term debt.

Pension Plans and OPEB Plans Funding — Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans is expected to total $5 million and $22 million, respectively, in 2023 and approximately $356 million and $126 million, respectively, in the five-year period 2023 to 2027. We may also elect to make additional discretionary contributions based on market and/or business conditions. In 2022, we made cash contributions to the pension plans and OPEB Plans of $6 million and $35 million, respectively. See Note 9 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 7 to Financial Statements for information regarding leases. Purchase obligations under outsourcing agreements total $174 million over the next five years at December 31, 2022. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.”

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes and borrow under our Credit Facility. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the Credit Facility. Cash and cash equivalents totaled $10 million and $11 million at December 31, 2022 and 2021, respectively. Considering any CP Notes and letters of credit outstanding, available liquidity (cash, cash equivalents and available borrowing capacity under the Credit Facility and CP Program) at December 31, 2022 totaled $1.812 billion, reflecting an increase of $24 million as compared to December 31, 2021.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, or our Credit Facility and CP Program. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the Credit Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, accounts receivables financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Member Contributions and Distributions

Contributions — On February 13, 2023, we received cash capital contributions from our members totaling $106 million. During 2022, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 17, 2022	$106
April 26, 2022	$106
July 26, 2022	$106
October 24, 2022	$106

Distributions — The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions that would cause us to exceed the PUCT’s authorized regulatory debt-to-equity ratio. Our current PUCT authorized capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At December 31, 2022, our regulatory capitalization ratio was 53.5% debt to 46.5% equity, and as a result we had $1.479 billion available to distribute to our members.

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

On February 14, 2023, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 15, 2023. During 2022, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 18, 2022	February 18, 2022	$106
April 27, 2022	April 28, 2022	$106
July 27, 2022	July 28, 2022	$106
October 25, 2022	October 26, 2022	$106

Capitalization and Return on Equity — We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017 as part of the PUCT order issued in our previous comprehensive base rate review we filed in PUCT Docket No. 46957. In PUCT Docket No. 46957, the PUCT also set our authorized return on equity at 9.8%. Our regulatory capital structure was 53.5% debt to 46.5% equity at December 31, 2022. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

Our GAAP capitalization ratios were 45.3% debt to 54.7% equity and 42.1% debt to 57.9% equity at December 31, 2022 and 2021, respectively.

Credit Rating Provisions and Material Debt Covenants

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of our Credit Facility (as discussed below). In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent base rate review or subsequent base rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Presented below are the credit ratings assigned for our debt securities at February 28, 2023.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial, and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates and commitment fee charged under the agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. Based on our current debt ratings as of February 28, 2023, the commitment fee will be 0.10% and the applicable margin for SOFR-based borrowings would be 1.00% and alternate base rate borrowings would be 0.00%. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 5 to Financial Statements for additional information regarding our Credit Facility and CP Program.

The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics set forth in the Credit Facility. Based on our performance on the two sustainability-linked pricing metrics during 2022, in which we exceeded the employee health and safety targets but failed, due to supply chain constraints, to meet the environmental threshold objective of securing a certain number of lower-emissions bucket trucks, we do not anticipate an overall increase or decrease to the applicable margin or commitment fee during 2023. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

Our Credit Facility, Note Purchase Agreement and January 2023 Term Loan Credit Agreement each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility and January 2023 Term Loan Credit Agreement is calculated as membership interests determined in accordance with GAAP plus debt described above. The ratio under our Note Purchase Agreement is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. Capitalization under the Note Purchase Agreement is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. At December 31, 2022, we were in compliance with this covenant and all other covenants under the Credit Facility, Note Purchase Agreement and the then-outstanding July 2022 Term Loan Credit Agreement (which contained covenants consistent to that which is described here as the January 2023 Term Loan Credit Agreement).

Certain of our financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, Note Purchase Agreement and January 2023 Term Loan Credit Agreement, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the Note Purchase Agreement, would permit the holders of our secured debt to exercise their remedies under the Deed of Trust.

Guarantees

At December 31, 2022, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for a discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

Base Rate Review (PUCT Docket No. 53601) — In May 2022, following an extension approved by the PUCT, we filed a request for a base rate review with the PUCT and the 209 cities in our service territory that have retained original jurisdiction over rates. The base rate review test year is based on calendar year 2021 results with certain adjustments. The base rate review includes a request for an average increase over test year adjusted annualized revenue of 4.5%, and, if approved as requested, would result in an aggregate annualized revenue increase of approximately $251 million. The base rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity and an authorized return on equity of 10.3%. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity and our current authorized return on equity is 9.8%.

A hearing on the merits was held before SOAH from September 26, 2022 to October 4, 2022, and a PFD was issued by the SOAH administrative law judges to the PUCT for its consideration on December 28, 2022. The PFD initially recommended a $397 million reduction to our requested annualized base rate revenue requirement, which would be a $146 million reduction to test year adjusted annualized revenue. The PFD also included recommendations for a return on equity of 9.3%, continuation of our existing 57.5% debt to 42.5% equity capital structure, disallowances of various items included in rate base, as well as other modifications to our base rate review requests. On January 19, 2023, PUCT Staff filed an errata memorandum indicating that the number run model relied upon by the PFD included a $680 million accumulated depreciation reallocation error. On February 9, 2023, the SOAH administrative law judges filed an exceptions letter indicating that they agreed that this and certain other number-running corrections and any associated flow-through adjustments should be adopted. We believe the impact of the number-running errors results in an unwarranted reduction to our rate base that drives $51 million of the proposed annualized revenue decrease reflected in the PFD. We further believe that the correction of the accumulated depreciation reallocation number running error will revise the PFD’s recommendation to a $346 million reduction to our requested annualized base rate revenue, which would be a $95 million decrease to our test year adjusted annualized revenue.

On January 24, 2023, we filed Exceptions to the Proposal for Decision (Exceptions) explaining why we disagree with certain recommendations of the SOAH administrative law judges in the PFD. Other intervening parties in the proceeding filed Exceptions as well, and on February 1, 2023, we filed a Reply to Exceptions addressing points in those intervenor Exceptions. Resolution of the base rate review requires issuance of a final order by the PUCT, which is expected around the end of the first quarter of 2023, with new rates going into effect following approval of tariffs reflecting that order. We cannot predict whether or to what extent our requests in the base rate review will be approved or what the ultimate impact of the proceeding will be on our results of operations, financial condition, liquidity, or cash flows.

DCRF Good Cause Exception Request (PUCT Docket No. 54648) — On February 13, 2023, we filed an application with the PUCT requesting that it grant certain exceptions to the DCRF application filing requirements, including extending the filing deadline, due to the timing of our pending base rate review. We requested that our April 8, 2023 deadline for filing a DCRF application for eligible distribution investments placed into service during 2022 be extended until at least May 31, 2023. Our last DCRF capital tracker went into effect in September 2021 for distribution investments placed into service in 2020. As a result, we are not currently recovering in rates or earning a return on distribution investments placed into service in 2021 and 2022. This regulatory lag results in lost potential revenue. Our net distribution investments placed into service during 2021 are reflected in our base rate review proceeding and will be reflected in revenues when new rates resulting from that proceeding are implemented. However, if we must delay implementation of a DCRF tracker update until 2024 and are thus unable to begin recovering in rates and earning a return on the net distribution investments placed into service during 2022, it would materially impact potential future revenues, as well as potential future cash flows, in the last four months of 2023 (assuming a DCRF effective date of September 2023, consistent with previous years), as well as 2024. We cannot predict whether or to what extent our good cause exception requests will be approved.

See Note 2 to Financial Statements for a discussion of additional significant PUCT matters, including regulatory assets.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The Texas Legislature convened its regular session in January 2023, and is scheduled to conclude May 29, 2023. At any time, the Governor of Texas may convene a special session of the Texas Legislature. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations, or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time, we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at December 31, 2022 or December 31, 2021.

At December 31, 2022, all of our long-term debt, other than the July 2022 Term Loan Credit Agreement borrowings, carried fixed interest rates. At December 31, 2021, all of our long-term debt carried fixed interest rates. The following table presents our long-term debt maturities and related information.

	Expected Maturity Date
	2023	2024	2025	2026	2027	There-after	2022 Total Carrying Amount	2022 Total Fair Value	2021 Total Carrying Amount	2021 Total Fair Value
	(dollars in millions and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$-	$500	$974	$38	$-	$9,733	$11,245	$10,398	$10,127	$11,758
Weighted average interest rate (b)	-	2.75%	2.00%	3.86%	-	4.44%	4.15%	-	4.20%	-
Variable rate debt amount (a)(c)	$100	$-	$-	$-	$-	$-	$100	$100	$-	$-
Weighted average interest rate	(c)	-	-	-	-	-	(c)	-	-	-
Total Long-Term Debt	$100	$500	$974	$38	$-	$9,733	$11,345	$10,498	$10,127	$11,758

____________

(a)Excludes unamortized premiums, discounts and debt issuance costs. See Note 6 to Financial Statements for a discussion of changes in long-term debt obligations.

(b)Based on annualized interest rates for each outstanding series of fixed rate notes.

(c)On January 9, 2023, we repaid the remaining $100 million principal amount outstanding under the July 2022 Term Loan Credit Agreement. At the time of repayment and as of December 31, 2022, the interest rate on this variable rate debt was 5.02%.

Borrowings under the Credit Facility bear interest on a floating rate basis. At December 31, 2022 and December 31, 2021, there were no borrowings under the Credit Facility. At December 31, 2022, the borrowings under the July 2022 Term Loan Credit Agreement bore interest at an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment plus a spread of 0.60%). SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR will affect the interest rates of our borrowings that use SOFR as a benchmark.

Based on the amount of floating rate debt outstanding as of December 31, 2022, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 5 and 6 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At December 31, 2022 and December 31, 2021, we had accrued $8 million and $9 million, respectively, in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with trade accounts receivable totaled $897 million and $750 million at December 31, 2022 and December 31, 2021, respectively. The receivable balance is before the allowance for uncollectible accounts, which totaled $13 million and $12 million at December 31, 2022 and December 31, 2021, respectively. The exposure at December 31, 2022 and December 31, 2021 includes trade accounts receivable from REPs totaling $587 million and $477 million, respectively, which are generally noninvestment grade, and from transmission customers totaling $31 million and $68 million at December 31, 2022 and December 31, 2021, respectively, which include investment grade distribution companies, cooperatives and municipally-owned utilities, which are generally considered low credit risk. At December 31, 2022 and December 31, 2021, REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers collectively represented 23% and 20%, respectively, of the trade accounts receivable balance at December 31, 2022 and 22% and 21%, respectively, of the trade accounts receivable balance at December 31, 2021. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at both December 31, 2022 and 2021.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•legislation, governmental policies and orders, and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT (particularly in our pending base rate review in PUCT Docket No. 53601), ERCOT, NERC, the Texas RE, the U.S. Department of Energy, the EPA, and the TCEQ, and including with respect to:

authorized rate of return;

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

•actions by credit rating agencies;

•health epidemics and pandemics, including the COVID-19 pandemic and its variants and its impact on our business and the economy in general;

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

•general industry trends;

•significant decreases in demand or consumption of electricity delivered by us, including as a result of increased consumer use of third-party distributed energy resources or other technologies;

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

•commercial bank and financial market conditions, macroeconomic conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds and the potential impact of any disruptions in U.S. capital and credit markets;

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•For regulatory matters in process, we inspected the Company’s filings with the PUCT and the filings with the PUCT by intervenors and others that may impact the carrying value of property, plant and equipment or regulatory assets and liabilities, for any evidence that might contradict management’s assertions.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2023

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Operating revenues (Note 3)	$5,243	$4,764	$4,511
Operating expenses:
Wholesale transmission service	1,162	1,039	975
Operation and maintenance (Note 10)	1,055	983	925
Depreciation and amortization	904	820	786
Provision in lieu of income taxes (Notes 1, 4 and 10)	201	165	148
Taxes other than amounts related to income taxes	561	555	538
Total operating expenses	3,883	3,562	3,372
Operating income	1,360	1,202	1,139
Other deductions and (income) – net (Note 11)	20	31	33
Nonoperating benefit in lieu of income taxes (Note 4)	(10)	(12)	(12)
Interest expense and related charges (Note 11)	445	413	405
Net income	$905	$770	$713

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Net income	$905	$770	$713
Other comprehensive income (loss):
Cash flow hedges – derivative value net gain (loss) recognized in net income (net of tax expense (benefit) of $1, $1 and ($5)) (Notes 1 and 8)	2	3	(21)
Defined benefit pension plans (net of tax expense of $0, $0 and $0) (Notes 8 and 9)	(33)	17	9
Total other comprehensive income (loss)	(31)	20	(12)
Comprehensive income	$874	$790	$701

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Cash flows – operating activities:
Net income	$905	$770	$713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	985	901	866
Provision in lieu of deferred income taxes – net	41	68	32
Other – net	(14)	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable – trade	(138)	37	(78)
Inventories	(32)	(27)	4
Accounts payable – trade	45	27	(29)
Regulatory assets – deferred revenues (Note 2)	120	(46)	33
Regulatory assets – self-insurance reserve (Note 2)	(198)	(118)	(14)
Other – assets	16	(9)	(57)
Other – liabilities	137	56	56
Cash provided by operating activities	1,867	1,658	1,525
Cash flows – financing activities:
Issuances of long-term debt (Note 6)	3,950	2,090	1,810
Repayments of long-term debt (Note 6)	(2,732)	(1,290)	(1,164)
Net increase (decrease) in short-term borrowings (Note 5)	(17)	145	24
Capital contributions from members (Note 8)	425	705	788
Distributions to members (Note 8)	(425)	(839)	(356)
Debt discount, premium, financing and reacquisition costs – net	(31)	(9)	(54)
Cash provided by financing activities	1,170	802	1,048
Cash flows – investing activities:
Capital expenditures (Note 11)	(3,049)	(2,497)	(2,540)
Expenditures for third party in joint project	(2)	(67)	(96)
Reimbursement from third party in joint project	6	99	66
Proceeds from sales of non-utility properties	21	-	-
Other – net	31	32	20
Cash used in investing activities	(2,993)	(2,433)	(2,550)
Net change in cash, cash equivalents and restricted cash	44	27	23
Cash, cash equivalents and restricted cash – beginning balance	54	27	4
Cash, cash equivalents and restricted cash – ending balance	$98	$54	$27

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2022	2021
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$10	$11
Restricted cash, current (Note 1)	16	13
Trade accounts receivable – net (Note 11)	884	738
Amounts receivable from members related to income taxes (Note 10)	-	6
Materials and supplies inventories – at average cost	204	171
Prepayments and other current assets	109	101
Total current assets	1,223	1,040
Restricted cash, noncurrent (Note 1)	72	30
Investments and other property (Note 11)	137	155
Property, plant and equipment – net (Note 11)	25,203	22,954
Goodwill (Notes 1 and 11)	4,740	4,740
Regulatory assets (Note 2)	1,502	1,547
Operating lease ROU and other assets (Notes 3 and 7)	161	167
Total assets	$33,038	$30,633

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$198	$215
Long-term debt due currently (Note 6)	100	882
Trade accounts payable (Note 10)	536	441
Amounts payable to members related to income taxes (Note 10)	45	24
Accrued taxes other than amounts related to income	277	286
Accrued interest	97	89
Operating lease and other current liabilities (Note 7)	330	283
Total current liabilities	1,583	2,220
Long-term debt, less amounts due currently (Note 6)	11,128	9,150
Liability in lieu of deferred income taxes (Notes 1, 4 and 10)	2,182	2,065
Regulatory liabilities (Note 2)	3,014	2,876
Employee benefit obligations (Note 9)	1,394	1,503
Operating lease and other obligations (Notes 3 and 11)	275	231
Total liabilities	19,576	18,045
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account – number of units outstanding 2022 and 2021 – 635,000,000	13,624	12,719
Accumulated other comprehensive loss	(162)	(131)
Total membership interests	13,462	12,588
Total liabilities and membership interests	$33,038	$30,633

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Capital account:
Balance at beginning of period	$12,719	$12,083	$10,938
Net income	905	770	713
Capital contributions from members (Note 8)	425	705	788
Distributions to members (Note 8)	(425)	(839)	(356)
Balance at end of period (number of units outstanding: 2022, 2021 and 2020 – 635,000,000)	$13,624	$12,719	$12,083

Accumulated other comprehensive income (loss), net of tax effects (Note 8):
Balance at beginning of period	$(131)	$(151)	$(139)
Net effects of cash flow hedges (net of tax expense (benefit) of $1, $1 and ($5))	2	3	(21)
Defined benefit pension plans (net of tax expense of $0, $0 and $0) (Note 9)	(33)	17	9
Balance at end of period	$(162)	$(131)	$(151)

Total membership interests at end of period	$13,462	$12,588	$11,932

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

Until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its subsidiaries or affiliated entities (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the date on which the officer first became employed by Oncor. Oncor Holdings, at the direction of STIH, has the right to nominate and/or seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.

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

•There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or membership interests for any entity other than Oncor; and

•Until March 9, 2023, Sempra must hold indirectly at least 51% of the ownership interests in Oncor and Oncor Holdings, unless otherwise specifically authorized by the PUCT.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations. All dollar amounts in the financial statements and tables in the notes are stated in U.S. dollars in millions unless otherwise indicated.

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

Interest Rate Derivatives, Hedge Accounting and Mark-to-Market Accounting

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

The fair value of an interest rate derivative instrument is recognized on the balance sheet as a derivative asset or liability and changes in the fair value are recognized in net income if the criteria for cash flow hedge accounting are not met or if the instrument is not designated as a cash flow hedge. This recognition is referred to as “mark-to-market” accounting.

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

For our annual goodwill impairment testing, we generally have the option to directly perform a quantitative assessment or first make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying value before applying the quantitative assessment. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and our overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our estimated enterprise fair value is less than our enterprise carrying book value, then we perform a quantitative assessment. If, after performing the quantitative assessment, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of enterprise carrying book value over estimated enterprise fair value, not to exceed the carrying amount of goodwill.

For our annual goodwill impairment testing in 2022, we elected to perform a quantitative assessment of goodwill as of October 1, 2022. We estimated our enterprise fair value by weighting results from a market-based approach and an income-based approach. Key assumptions in the valuation methodologies for goodwill included terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on our analysis, we determined that our estimated enterprise fair value was in excess of our enterprise carrying book value, indicating none of our goodwill was impaired and no impairment was recognized in 2022. For our annual goodwill impairment testing in 2021, we elected to perform a qualitative assessment of goodwill as of October 1, 2021 and concluded that an estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no additional testing for impairment was required and no impairment was recognized in 2021.

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2022 and 2021.

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

Defined Benefit Pension Plans and OPEB Plans

We have liabilities under pension plans that offer benefits based on either a traditional defined benefit formula or a cash balance formula and OPEB Plans that offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Costs of pension and OPEB Plans are dependent on numerous factors, assumptions and estimates. See Note 9 for additional information regarding pension and OPEB Plans.

System of Accounts

Our accounting records have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

Property, Plant and Equipment

Property, plant and equipment is stated at original cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead and AFUDC.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the sum of such amounts reported on the Statements of Consolidated Cash Flows:

	At December 31,
	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$10	$11
Restricted cash, current (a)	16	13
Restricted cash, noncurrent (a)	72	30
Total cash, cash equivalents and restricted cash on the Statements of Consolidated Cash Flows	$98	$54

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

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts. The following discussion of fair value accounting standards applies primarily to our determination of the fair value of assets in the pension plans’ and OPEB Plans’ trusts (see Note 9) and long-term debt (see Note 6).

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

The fair value of certain investments is measured using the NAV per share as a practical expedient. Such investments measured at NAV are not required to be categorized within the fair value hierarchy.

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

Components of our regulatory assets and liabilities and their remaining recovery periods as of December 31, 2022 are provided in the table below. Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period at	At December 31,
	December 31, 2022	2022	2021
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$157	$328
Employee retirement costs being amortized	5 years	158	193
Employee retirement costs incurred since the last base rate review period (b)	To be determined	91	99
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	181	223
Self-insurance reserve incurred since the last base rate review period (primarily storm related) (b)	To be determined	571	373
Debt reacquisition costs	Lives of related debt	15	19
Under-recovered AMS costs	5 years	107	128
Energy efficiency program performance bonus (a)	1 year or less	28	31
Wholesale distribution substation service (b)	To be determined	97	75
Unrecovered expenses related to COVID-19 (b)	To be determined	37	35
Recoverable deferred income taxes	Various	25	16
Uncollectible payments from REPs (b)	To be determined	8	9
Other regulatory assets	Various	27	18
Total regulatory assets		1,502	1,547

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,431	1,348
Excess deferred taxes	Primarily over lives of related assets	1,375	1,442
Over-recovered wholesale transmission service expense (a)	1 year or less	101	7
Unamortized gain on reacquisition of debt	Lives of related debt	25	26
Employee retirement costs over-recovered since last base rate review period (b)	To be determined	60	39
Other regulatory liabilities	Various	22	14
Total regulatory liabilities		3,014	2,876
Net regulatory assets (liabilities)		$(1,512)	$(1,329)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

Base Rate Review (PUCT Docket No. 53601)

In May 2022, following an extension approved by the PUCT, we filed a request for a base rate review with the PUCT and the 209 cities in our service territory that have retained original jurisdiction over rates. The base rate review test year is based on calendar year 2021 results with certain adjustments. The base rate review includes a request for an average increase over test year adjusted annualized revenue of 4.5%, and, if approved as requested, would result in an aggregate annualized revenue increase of approximately $251 million. The base rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity and an authorized return on equity of 10.3%. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity and our current authorized return on equity is 9.8%.

A hearing on the merits was held before SOAH from September 26, 2022 to October 4, 2022, and a PFD was issued by the SOAH administrative law judges to the PUCT for its consideration on December 28, 2022. The PFD initially recommended a $397 million reduction to our requested annualized base rate revenue requirement, which would be a $146 million reduction to test year adjusted annualized revenue. The PFD also included recommendations for a return on equity of 9.3%, continuation of our existing 57.5% debt to 42.5% equity capital structure, disallowances of various items included in rate base, as well as other modifications to our base rate review requests. On January 19, 2023, PUCT Staff filed an errata memorandum indicating that the number run model relied upon by the PFD included a $680 million accumulated depreciation reallocation error. On February 9, 2023, the SOAH administrative law judges filed an exceptions letter indicating that they agreed that this and certain other number-running corrections and any associated flow-through adjustments should be adopted. We believe the impact of the number-running errors results in an unwarranted reduction to our rate base that drives $51 million of the proposed annualized revenue decrease reflected in the PFD. We further believe that the correction of the accumulated depreciation reallocation number running error will revise the PFD’s recommendation to a $346 million reduction to our requested annualized base rate revenue, which would be a $95 million decrease to our test year adjusted annualized revenue.

On January 24, 2023, we filed Exceptions to the Proposal for Decision (Exceptions) explaining why we disagree with certain recommendations of the SOAH administrative law judges in the PFD. Other intervening parties in the proceeding filed Exceptions as well, and on February 1, 2023, we filed a Reply to Exceptions addressing points in those intervenor Exceptions. Resolution of the base rate review requires issuance of a final order by the PUCT, which is expected around the end of the first quarter of 2023, with new rates going into effect following approval of tariffs reflecting that order. We cannot predict whether or to what extent our requests in the base rate review will be approved or what the ultimate impact of the proceeding will be on our results of operations, financial condition, liquidity, or cash flows.

DCRF Good Cause Exception Request (PUCT Docket No. 54648)

On February 13, 2023, we filed an application with the PUCT requesting that it grant certain exceptions to the DCRF application filing requirements, including extending the filing deadline, due to the timing of our pending base rate review. We requested that our April 8, 2023 deadline for filing a DCRF application for eligible distribution investments placed into service during 2022 be extended until at least May 31, 2023.

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP. Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. The PUCT approved annual energy efficiency program performance bonuses for us of $28 million and $31 million that we recognized in revenues in 2022 and 2021, respectively.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Years Ended December 31,
	2022	2021	2020
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$2,447	$2,217	$2,156
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	944	879	803
Billed to REPs serving Oncor distribution customers, through TCRF	528	479	446
Total transmission base revenues	1,472	1,358	1,249
Other miscellaneous revenues	112	104	87
Total revenues contributing to earnings	4,031	3,679	3,492

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,162	1,039	975
EECRF	50	46	44
Revenues collected for pass-through expenses	1,212	1,085	1,019
Total operating revenues	$5,243	$4,764	$4,511

Customers

At December 31, 2022, our distribution business customers primarily consist of over 100 REPs that sell the electricity we distribute to consumers in our certificated service area. The consumers of the electricity we deliver (other than ultimate end-use customers served by an electric cooperative or a municipally-owned utility) are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 26% and 24%, respectively, of our total operating revenues for the year ended 2022, 25% and 23%, respectively, of our total operating revenues for the year ended 2021 and 25% and 18%, respectively, of our total operating revenues for the year ended 2020. No other customer represented more than 10% of our total operating revenues.

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

4. PROVISION IN LIEU OF INCOME TAXES

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At December 31,
	2022	2021
Deferred Tax Related Assets:
Employee benefit liabilities	$267	$253
Regulatory liabilities	48	45
Other	43	45
Total	358	343
Deferred Tax Related Liabilities:
Property, plant and equipment	2,261	2,132
Regulatory assets	278	274
Other	1	2
Total	2,540	2,408
Liability in lieu of deferred income taxes – net	$2,182	$2,065

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020
Reported in operating expenses:
Current:
U.S. federal	$136	$79	$100
State	27	24	22
Deferred:
U.S. federal	39	63	27
Amortization of investment tax credits	(1)	(1)	(1)
Total reported in operating expenses	201	165	148
Reported in other income and deductions:
Current:
U.S. federal	(13)	(17)	(17)
Deferred federal	3	5	5
Total reported in other income and deductions	(10)	(12)	(12)
Total provision in lieu of income taxes	$191	$153	$136

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Years Ended December 31,
	2022	2021	2020
Income before provision in lieu of income taxes	$1,096	$923	$849
Provision in lieu of income taxes at the U.S. federal statutory rate of 21%	$230	$194	$178
Amortization of investment tax credits – net of deferred tax effect	(1)	(1)	(1)
Amortization of excess deferred taxes	(52)	(52)	(52)
Texas margin tax, net of federal tax benefit	22	19	18
Nontaxable gains on benefit plan investments	-	(3)	(2)
Other	(8)	(4)	(5)
Reported provision in lieu of income taxes	$191	$153	$136
Effective rate	17.4%	16.6%	16.0%

The net amounts of $2.182 billion and $2.065 billion reported in the balance sheets at December 31, 2022 and 2021, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities. In connection with the sale of equity interests to Texas Transmission in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the IRS if Oncor was taxed as a corporation. Accordingly, as the temporary differences become taxable, we will pay the equity holders. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

The statute of limitations is open for our partnership tax returns for the years beginning after December 31, 2018. We filed a refund claim for the tax year ending December 31, 2018, but the tax year is closed for new issues. Texas margin tax returns are still open for examination for tax years beginning after 2017. We are not a member of any consolidated federal tax group and assess our liability for uncertain tax positions in our partnership returns.

We had approximately $1 million and $495,000 of uncertain tax positions at December 31, 2022 and December 31, 2021, respectively. Noncurrent liabilities included negligible amounts of accrued interest related to uncertain tax positions at December 31, 2022 and December 31, 2021. There were negligible amounts recorded related to interest and penalties in the years ended December 31, 2022 and 2021, respectively, and none in the year ended December 31, 2020. The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

5. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at December 31, 2022 and 2021:

	At December 31,
	2022	2021
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(198)	(215)
Letters of credit outstanding (b)	-	(8)
Available unused credit	$1,802	$1,777

____________

(a)The weighted average interest rates for commercial paper were 4.58% and 0.30% at December 31, 2022 and December 31, 2021, respectively. All outstanding CP Notes at December 31, 2022 and December 31, 2021 had maturity dates of less than one year.

(b)The interest rate on the outstanding letters of credit at December 31, 2021 was 1.20% based on our credit ratings.

Credit Facility

At December 31, 2022, we had a $2.0 billion unsecured Credit Facility that may be used for working capital and other general corporate purposes and issuances of letters of credit. Our CP Program obtains liquidity support from the Credit Facility. The Credit Facility, which was entered into in November 2021 and extended in November 2022 by amendment, has a maturity date of November 9, 2027. We have the option to request one additional 1-year extension. We also have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Borrowings under the Credit Facility, if any, are classified as short-term on the balance sheet.

The amendment to the Credit Facility in November 2022 also replaced the LIBOR-based interest rates with interest rates based on SOFR, subject to adjustments as specified therein. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus an adjustment of 0.10% (the SOFR Adjustment), plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) term SOFR for a one month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in each case, an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. The Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current benchmark.

A commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate per annum equal to between 0.075% and 0.225%, depending on certain credit ratings assigned to us, of the commitments under the Credit Facility. Letter of credit fees under the Credit Facility are payable quarterly in arrears and upon termination at a rate per annum equal to the applicable margin for adjusted term SOFR under the Credit Facility. Fronting fees in an amount as separately agreed by Oncor and any fronting bank that issues a letter of credit are also payable quarterly in arrears and upon termination to each such fronting bank.

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

The Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2022, we were in compliance with these covenants.

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

CP Program

We maintain the CP Program under which we may issue unsecured CP Notes (with a maturity date not exceeding 397 days from the date of issue) on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion. The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. In November 2022, we amended the CP Program to provide for, among other things, an extension of the maximum maturity date for CP Notes. As amended, the CP Program now provides that CP Notes may be issued with maturity dates not exceeding 397 days from the date of issuance. The CP Program obtains liquidity support from our Credit Facility discussed above. We may utilize either the CP Program or the Credit Facility at our option, to meet our funding needs.

6. LONG-TERM DEBT

Our long-term debt at December 31, 2022 consisted of fixed rate secured debt and variable rate unsecured debt. Our secured debt is secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

At December 31, 2022 and 2021, our long-term debt consisted of the following:

	At December 31,
	2022	2021
Fixed Rate Secured:
4.10% Senior Notes, due June 1, 2022	$-	$400
7.00% Debentures due September 1, 2022	-	482
2.75% Senior Notes due June 1, 2024	500	500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	-
4.55% Senior Notes due September 15, 2032	700	-
7.25% Senior Notes due January 15, 2033	323	323
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes, due June 1, 2049	500	500
3.10% Senior Notes, due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	-
4.95% Senior Notes due September 15, 2052	500	-
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	11,245	10,127
Variable Rate Unsecured:
Term loan credit agreement due August 30, 2023	100	-
Variable rate unsecured long-term debt	100	-
Total long-term debt	11,345	10,127
Unamortized discount and debt issuance costs	(117)	(95)
Less amount due currently	(100)	(882)
Long-term debt, less amounts due currently	$11,128	$9,150

Deed of Trust

Our long-term secured debt is secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.

Long-Term Debt-Related Activities in 2022

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

Loans under the January 2022 Term Loan Credit Agreement bore interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.575%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.575%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

July 2022 Term Loan Credit Agreement

On July 6, 2022, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $650 million (July 2022 Term Loan Credit Agreement). The July 2022 Term Loan Credit Agreement had a maturity date of August 30, 2023. On August 29, 2022, we borrowed the entire $650 million aggregate principal amount available under the July 2022 Term Loan Credit Agreement. The proceeds from the borrowing were used for general corporate purposes, including to repay in full the $482 million principal amount outstanding of our 7.00% Debentures due 2022 (the Debentures), plus accrued and unpaid interest on the Debentures. On September 9, 2022, we repaid $550 million of the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement. As a result of the repayment, the aggregate principal amount outstanding under the July 2022 Term Loan Credit Agreement at December 31, 2022 was $100 million.

Loans under the July 2022 Term Loan Credit Agreement bore interest, at our option, at either (i) an adjusted term SOFR (calculated based on one-month term SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.60%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate publicly announced by the administrative agent on such date, (2) the federal funds effective rate on such date plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

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

May 2022 Notes Issuances

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

September 2022 Notes Issuances

On September 8, 2022, we issued $700 million aggregate principal amount of 4.55% senior secured notes due September 15, 2032 (4.55% 2032 Notes) and $500 million aggregate principal amount of 4.95% senior secured notes due September 15, 2052 (4.95% 2052 Notes).

We used the proceeds from the sale of the 4.55% 2032 Notes and the 4.95% 2052 Notes (net of the discounts, fees and expenses) of approximately $1.185 billion for general corporate purposes, including to repay the full $650 million of the principal amount outstanding under the January 2022 Term Loan Credit Agreement and a portion of the principal amount outstanding under the July 2022 Term Loan Credit Agreement.

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

Long-Term Debt-Related Activities in 2023

  On January 9, 2023, we repaid the remaining $100 million principal amount outstanding under the July 2022 Term Loan Credit Agreement. Following the repayment on January 9, 2023, no borrowings remained outstanding and the July 2022 Term Loan Credit Agreement was no longer in effect.

On January 24, 2023, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $625 million (January 2023 Term Loan Credit Agreement). The January 2023 Term Loan Credit Agreement has a maturity date of February 28, 2024. On January 27, 2023, we borrowed $500 million and on February 27, 2023, we borrowed the remaining $125 million under the January 2023 Term Loan Credit Agreement. As a result of the February 27, 2023 borrowing, no additional amount remains available for borrowing under the January 2023 Term Loan Credit Agreement. The proceeds from the borrowings were used for general corporate purposes, including repayment of outstanding CP Notes.

Loans under the January 2023 Term Loan Credit Agreement bear interest, at our option, at either (i) an adjusted term SOFR (calculated based on term SOFR for a one-, three-, or six-month interest period, as selected by us, as of a specified date, plus the SOFR Adjustment) plus a spread of 0.85%, (ii) an adjusted daily simple SOFR (calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment) plus a spread of 0.85%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate quoted by The Wall Street Journal on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) daily simple SOFR on such date, plus 1.0%.

Maturities

Long-term debt maturities at December 31, 2022, are as follows:

Years	Amounts
2023	$100
2024	500
2025	974
2026	38
2027	-
Thereafter	9,733
Total	$11,345

Fair Value of Long-Term Debt

At December 31, 2022 and 2021, the estimated fair value of our long-term debt (including current maturities) totaled $10.398 billion and $11.758 billion, respectively, and the carrying amount totaled $11.228 billion and $10.032 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

7.COMMITMENTS AND CONTINGENCIES

Leases

General

A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At December 31, 2022 and 2021, we had $5 million and $3 million, respectively, in GAAP operating leases that are treated as capital leases solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following table presents GAAP operating lease related balance sheet information:

	At December 31,
	2022	2021
ROU assets:
Operating lease ROU and other assets (noncurrent)	$145	$146

Lease liabilities:
Operating lease and other current liabilities	$38	$37
Operating lease and other obligations (noncurrent)	131	133
Total operating lease liabilities	$169	$170

Weighted-average remaining lease term (in years)	6	7
Weighted-average discount rate	2.6%	2.5%

The following table presents costs related to lease activities:

	Years Ended December 31,
	2022	2021	2020
Operating lease costs (including amounts allocated to property, plant and equipment)	$52	$51	$42
Short-term lease costs	9	11	10
Total operating lease costs	$61	$62	$52

The following table presents lease related cash flows and other information:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$49	$40	$35

ROU assets obtained in exchange for operating lease obligations (noncash)	$42	$52	$72

The following table presents the maturity analysis of our operating lease liabilities and reconciliation to the present value of lease liabilities:

Years	Amounts
2023	$42
2024	33
2025	24
2026	16
2027	12
Thereafter	53
Total undiscounted lease payments	180
Less imputed interest	(11)
Total operating lease obligations	$169

Capital Expenditures

As part of the Sempra Acquisition, Oncor committed to make minimum aggregate capital expenditures equal to at least $7.5 billion from January 1, 2018 to December 31, 2022. Our actual capital expenditures from January 1, 2018 to December 31, 2022 totaled $11.9 billion.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. Currently, the Texas State Comptroller’s office is conducting sales and use tax audits for audit periods January 2010 through June 2013, July 2013 through December 2017, and January 2018 through December 2022, respectively. No audit reports have been issued for these audits. While the outcome is uncertain, based on our analysis, we do not expect the ultimate resolution of these audits will have a material adverse effect on our financial position, results of operations, or cash flows.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand and consumption efficiencies to satisfy ongoing regulatory requirements. The requirement for the year 2023 is $52 million, which is recoverable through EECRF rates.

Legal/Regulatory Proceedings

In May 2022, we filed a base rate review with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. In addition, in February 2023, we filed an application with the PUCT requesting that it grant certain exceptions to the DCRF filing application requirements, including extending the filing deadline. See Note 2 above for additional information regarding these proceedings. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows.

Labor Contracts

At December 31, 2022, approximately 17% of our full time employees were represented by a labor union and covered by a collective bargaining agreement that expires in October 2026.

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

8. MEMBERSHIP INTERESTS

Contributions

On February 13, 2023, we received cash capital contributions from our members totaling $106 million. During 2022, we received the following cash capital contributions from our members.

Receipt Dates	Amounts
February 17, 2022	$106
April 26, 2022	$106
July 26, 2022	$106
October 24, 2022	$106

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

The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At December 31, 2022, our regulatory capitalization was 53.5% debt to 46.5% equity and as a result we had $1.479 billion available to distribute to our members.

On February 14, 2023, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 15, 2023. During 2022, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 18, 2022	February 18, 2022	$106
April 27, 2022	April 28, 2022	$106
July 27, 2022	July 28, 2022	$106
October 25, 2022	October 26, 2022	$106

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the years ended December 31, 2022, 2021 and 2020 net of tax:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(18)	$(121)	$(139)
Defined benefit pension plans	-	9	9
Cash flow hedges — net decrease in fair value of derivatives (net of tax benefit of $6)	(24)	-	(24)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	3	-	3
Balance at December 31, 2020	(39)	(112)	(151)
Defined benefit pension plans	-	17	17
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $0)	3	-	3
Balance at December 31, 2021	(36)	(95)	(131)
Defined benefit pension plans	-	(33)	(33)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	2	-	2
Balance at December 31, 2022	$(34)	$(128)	$(162)

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts deferred are ultimately subject to regulatory approval. At December 31, 2022 and 2021, we had recorded net regulatory assets totaling $346 million and $581 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service are not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA. Employees do not contribute to either plan. These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. The weighted-average interest crediting rate assumption for the Cash Balance Formula was 3.0% for 2022. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

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

At December 31, 2022, the pension plans’ projected benefit obligation included a net actuarial gain of $662 million for 2022 attributable primarily to an increase in the discount rate due to changes in the corporate bond markets, partially offset by losses associated with economic assumption updates and plan experience different than expected.

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

At December 31, 2022, the OPEB Plans’ projected benefit obligation included a net actuarial gain of $190 million for 2022 attributable primarily to an increase in the discount rate due to changes in the corporate bond markets.

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension plans and OPEB Plans information is based on December 31, 2022, 2021 and 2020 measurement dates:

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	2.75%	2.40%	3.13%	2.91%	2.58%	3.29%
Expected return on plan assets	4.70%	4.35%	4.94%	5.61%	5.24%	5.90%
Rate of compensation increase	4.98%	4.80%	4.64%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$31	$33	$29	$4	$5	$6
Interest cost (a)	90	84	103	25	26	32
Expected return on assets (a)	(104)	(99)	(109)	(8)	(7)	(8)
Amortization of prior service credit (a)	-	-	-	-	(17)	(20)
Amortization of net loss (gain) (a)	32	52	48	(1)	18	10
Curtailment credit (a)	-	-	-	-	-	(1)
Net pension and OPEB costs	49	70	71	20	25	19
Net adjustments (b)	(6)	(25)	(24)	11	6	11
Net pension and OPEB costs recognized as operation and maintenance expense or other deductions	$43	$45	$47	$31	$31	$30

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Curtailment	$-	$-	$-	$-	$-	$2
Net loss (gain)	50	(164)	61	(157)	(142)	14
Amortization of net gain (loss)	(32)	(52)	(48)	1	(18)	(10)
Amortization of prior service credit	-	-	-	-	17	20
Total recognized as regulatory assets or other comprehensive income	18	(216)	13	(156)	(143)	26
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$61	$(171)	$60	$(125)	$(112)	$56

____________

(a)The components of net costs other than service cost component are recorded in “Other deductions and (income) – net” in Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, regulatory asset or regulatory liability.

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	4.94%	2.75%	2.40%	5.19%	2.91%	2.58%
Rate of compensation increase	5.34%	4.98%	4.80%	-	-	-

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$3,358	$3,596	$3,400	$861	$1,013	$999
Service cost	31	33	29	4	5	6
Interest cost	90	84	103	25	26	32
Participant contributions	-	-	-	19	19	18
Actuarial loss (gain)	(662)	(95)	302	(190)	(136)	20
Benefits paid	(169)	(171)	(165)	(55)	(66)	(63)
Curtailment	-	-	-	-	-	1
Settlements	(81)	(89)	(73)	-	-	-
Projected benefit obligation at end of year	$2,567	$3,358	$3,596	$664	$861	$1,013
Accumulated benefit obligation at end of year	$2,452	$3,199	$3,433	$-	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$2,669	$2,740	$2,494	$146	$145	$141
Actual return (loss) on assets	(608)	168	350	(25)	13	14
Employer contributions	6	21	134	35	35	35
Participant contributions	-	-	-	19	19	18
Benefits paid	(169)	(171)	(165)	(55)	(66)	(63)
Settlements	(81)	(89)	(73)	-	-	-
Fair value of assets at end of year	$1,817	$2,669	$2,740	$120	$146	$145

Funded Status:
Projected benefit obligation at end of year	$(2,567)	$(3,358)	$(3,596)	$(664)	$(861)	$(1,013)
Fair value of assets at end of year	1,817	2,669	2,740	120	146	145
Funded status at end of year	$(750)	$(689)	$(856)	$(544)	$(715)	$(868)

	Pension Plans		OPEB Plans
	At December 31,		At December 31,
	2022	2021	2022	2021
Amounts Recognized in the Balance Sheet Consist of:
Liabilities:
Other current liabilities	$(5)	$(5)	$(16)	$(12)
Other noncurrent liabilities	(764)	(705)	(528)	(703)
Net liabilities recognized	$(769)	$(710)	$(544)	$(715)
Assets:
Other noncurrent assets	$19	$21	$-	$-
Net regulatory assets recognized	337	355	(180)	(27)
Net assets recognized	$356	$376	$(180)	$(27)
Accumulated other comprehensive net loss	$129	$93	$-	$3

The following table provides information regarding the assumed health care cost trend rates.

	Years Ended December 31,
	2022	2021	2020
Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	7.40%	6.70%	6.90%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2029	2029

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	8.30%	7.50%	7.80%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2031	2030

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2022	2021
Pension Plans with PBO and ABO in Excess of Plan Assets (a):
Projected benefit obligations	$2,567	$3,358
Accumulated benefit obligations	$2,452	$3,199
Plan assets	$1,817	$2,669

_________

(a)PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan are included. Oncor’s obligations with respect to the Vistra Retirement Plan are overfunded. As of December 31, 2022, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $140 million, $139 million and $159 million, respectively. As of December 31, 2021, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $187 million, $185 million and $208 million, respectively.

The following table provides information regarding OPEB Plans with accumulated projected benefit obligations (APBO) in excess of the fair value of plan assets.

	At December 31,
	2022	2021
OPEB Plans with APBO in Excess of Plan Assets
Accumulated postretirement benefit obligations	$664	$861
Plan assets	$120	$146

Pension Plans and OPEB Plans Investment Strategy and Asset Allocations

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

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the recoverable service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the non-recoverable service portion of plan obligations not related to Oncor’s regulated utility business. Each pool is invested in a broadly diversified portfolio as shown below. The second pool represents 25% of total investments at December 31, 2022.

The target asset allocation ranges of the pension plans’ investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Recoverable	Non-recoverable
International equities	8% - 16%	5% - 11%
U.S. equities	17% - 25%	11% - 17%
Real estate	7% - 11%	3% - 7%
Credit strategies	3% - 7%	3% - 7%
Fixed income	48% - 58%	65% - 75%

Our investment objective for the OPEB Plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2022 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2022 and 2021, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$-	$20	$-	$20
Equity securities:
U.S.	35	3	-	38
International	67	-	-	67
Fixed income securities:
Corporate bonds (a)	-	543	-	543
U.S. Treasuries	-	41	-	41
Other (b)	-	41	-	41
Total assets in the fair value hierarchy	$102	$648	$-	750
Total assets measured at NAV (c)				1,067
Total fair value of plan assets				$1,817

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$-	$9	$-	$9
Equity securities:
U.S.	65	1	-	66
International	138	1	-	139
Fixed income securities:
Corporate bonds (a)	-	879	-	879
U.S. Treasuries	-	55	-	55
Other (b)	-	50	-	50
Total assets in the fair value hierarchy	$203	$995	$-	1,198
Total assets measured at NAV (c)				1,471
Total fair value of plan assets				$2,669

_____________

(a)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

(b)Other consists primarily of municipal bonds, emerging market debt, bank loans and fixed income derivative instruments.

(c)Fair value was measured using the NAV per share as a practical expedient as the investments did not have a readily determinable fair value and are not required to be classified in the fair value hierarchy. The NAV fair value amounts presented here are intended to permit a reconciliation to the total fair value of plan assets.

Fair Value Measurement of OPEB Plans’ Assets

At December 31, 2022 and 2021, the OPEB Plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$9	$-	$-	$9
Equity securities:
U.S.	13	-	-	13
International	11	-	-	11
Fixed income securities:
Corporate bonds (a)	-	28	-	28
U.S. Treasuries	-	2	-	2
Other (b)	15	2	-	17
Total assets in the fair value hierarchy	$48	$32	$-	80
Total assets measured at NAV (c)				40
Total fair value of plan assets				$120

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$9	$-	$-	$9
Equity securities:
U.S.	16	-	-	16
International	17	-	-	17
Fixed income securities:
Corporate bonds (a)	-	37	-	37
U.S. Treasuries	-	2	-	2
Other (b)	16	2	-	18
Total assets in the fair value hierarchy	$58	$41	$-	99
Total assets measured at NAV (c)				47
Total fair value of plan assets				$146

_____________

(a)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

(b)Other consists primarily of diversified bond mutual funds.

(c)Fair value was measured using the NAV per share as a practical expedient as the investments did not have a readily determinable fair value and are not required to be classified in the fair value hierarchy. The NAV fair value amounts presented here are intended to permit a reconciliation to the total fair value of plan assets.

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

Pension Plans		OPEB Plans
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return
International equity securities	7.83%	401(h) accounts	7.37%
U.S. equity securities	7.40%	Life insurance VEBA	6.95%
Real estate	4.80%	Union VEBA	6.95%
Credit strategies	7.00%	Non-union VEBA	3.30%
Fixed income securities	5.17%	Shared retiree VEBA	3.30%
Weighted average (a)	6.05%	Weighted average	6.94%

_____________

(a)The 2023 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 5.83%, and for Oncor’s obligations with respect to the Vistra Retirement Plan is 6.47%.

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

Assumed Discount Rate

For the Oncor Retirement Plan at December 31, 2022, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2022 consisted of 1,138 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings. For Oncor’s obligations with respect to the Vistra Retirement Plan and the OPEB Plans at December 31, 2022, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2022 consisted of 504 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Future Pension Plans and OPEB Plans Cash Contributions

Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans, is expected to total $5 million and $22 million, respectively, in 2023 and approximately $356 million and $126 million, respectively, in the five-year period 2023 to 2027. We may also elect to make additional discretionary contributions based on market and/or business conditions.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2023	2024	2025	2026	2027	2028-32
Pension plans	$176	$180	$184	$186	$186	$925
OPEB Plans	$45	$47	$48	$48	$49	$242

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, the Oncor Thrift Plan, which is a participant-directed defined contribution plan subject to the provisions of ERISA and intended to qualify under Section 401(a) of the Code, and to meet the requirements of Code Sections 401(k) and 401(m). Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law. Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Our contributions to the Oncor Thrift Plan totaled $26 million, $24 million and $23 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31,
	2022			2021
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes payable (receivable)	$14	$4	$18	$(5)	$(1)	$(6)
Texas margin tax payable	27	-	27	24	-	24
Net payable (receivable)	$41	$4	$45	$19	$(1)	$18

Cash payments made to our members related to income taxes consisted of the following:

	Years Ended December 31,
	2022			2021			2020
	STH	Texas Transm.	Total	STH	Texas Transm.	Total	STH	Texas Transm.	Total
Federal income taxes	$79	$20	$99	$49	$12	$61	$70	$17	$87
Texas margin taxes	24	-	24	23	-	23	22	-	22
Total payments	$103	$20	$123	$72	$12	$84	$92	$17	$109

•Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT,Inc., we entered into an operation agreement with Sharyland under which we provide certain operations services to Sharyland at cost with no markup or profit. Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $11 million, $10 million and

$13 million in the years ended December 31, 2022, 2021 and 2020, respectively. We provided substation monitoring and switching service to Sharyland in the amount of $639,000, $592,000 and $629,000 in the years ended December 31, 2022, 2021 and 2020, respectively.

•We paid Sempra $103,000, $116,000 and $119,000 for the years ended December 31, 2022, 2021 and 2020, respectively, for tax consulting and related services.

See Notes 1, 4, and 8 for information regarding the tax sharing agreement and distributions to members.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Years Ended December 31,
	2022	2021	2020
Professional fees	$7	$9	$6
Recoverable Pension and OPEB - non-service costs	56	54	55
Non-recoverable pension and OPEB	2	3	4
Gain on sale of non-utility property	(12)	(1)	-
AFUDC – equity income	(36)	(27)	(29)
Interest and investment loss (income) – net	2	(8)	(4)
Other	1	1	1
Total other deductions and (income) - net	$20	$31	$33

Interest Expense and Related Charges

	Years Ended December 31,
	2022	2021	2020
Interest	$453	$415	$413
Amortization of discount, premium and debt issuance costs	10	11	11
Less AFUDC – capitalized interest portion	(18)	(13)	(19)
Total interest expense and related charges	$445	$413	$405

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At December 31,
	2022	2021
Gross trade accounts and other receivables	$897	$750
Allowance for uncollectible accounts	(13)	(12)
Trade accounts receivable – net	$884	$738

REP subsidiaries of our two largest customers collectively represented 23% and 20%, respectively, of the trade accounts receivable balance at December 31, 2022 and 22% and 21%, respectively, at December 31, 2021. No other customers represented 10% or more of the total trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2022	2021
Assets related to employee benefit plans	$123	$133
Non-utility property – land	12	20
Other	2	2
Total investments and other property	$137	$155

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. At December 31, 2022 and 2021, the face amount of these policies totaled $175 million and $198 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $94 million and $99 million at December 31, 2022 and 2021, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Property, Plant and Equipment

Property, plant and equipment reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Average Life of Depreciable Plant at December 31, 2022	2022	2021
Assets in service:
Distribution	2.5% / 39.6 years	$17,226	$15,994
Transmission	2.9% / 34.4 years	13,874	13,075
Other assets	5.9% / 17.0 years	2,156	1,960
Total		33,256	31,029
Less accumulated depreciation		9,054	8,659
Net of accumulated depreciation		24,202	22,370
Construction work in progress		953	557
Held for future use		48	27
Property, plant and equipment – net		$25,203	$22,954

Depreciation expense as a percent of average depreciable property approximated 2.7% for each of the years ended December 31, 2022 and 2021.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2022			At December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$662	$122	$540	$641	$117	$524
Capitalized software	1,183	441	742	1,066	451	615
Total	$1,845	$563	$1,282	$1,707	$568	$1,139

Aggregate amortization expense for intangible assets totaled $76 million, $50 million and $62 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the weighted average remaining useful lives of capitalized land easements and software were 83 years and 9 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years	Amortization Expenses
2023	$86
2024	$85
2025	$85
2026	$85
2027	$85

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2022 and 2021. See Note 1 regarding goodwill impairment assessment and testing.

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At December 31,
	2022	2021
Operating lease liabilities (Notes 1 and 7)	$131	$133
Investment tax credits	3	4
Customer advances for construction – noncurrent	71	30
Other	70	64
Total operating lease and other obligations	$275	$231

Supplemental Cash Flow Information

	Years Ended December 31,
	2022	2021	2020
Cash payments related to:
Interest	$441	$409	$406
Less capitalized interest	(18)	(13)	(19)
Interest payments (net of amounts capitalized)	$423	$396	$387

Amount in lieu of income taxes (a):
Federal	$99	$61	$87
State	24	23	22
Total payments in lieu of income taxes	$123	$84	$109

Noncash investing and financing activities:
Construction expenditures financed through accounts payable (investing) (b)	$305	$254	$254
Transfer of title to assets constructed for and prepaid by LP&L (investing)	$-	$150	$-
Debt exchange offering (financing)	$-	$-	$300

______________

(a)See Note 10 for income tax related detail.

(b)Represents end-of-period accruals.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2022, the end of the period covered by this Annual Report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  During the fourth quarter of 2022, we completed the implementation of our Work and Asset Management system. There has been no other change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2022 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2022, Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

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

February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report, dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2023

Item 9B.OTHER INFORMATION

On February 27, 2023, we borrowed $125 million under the January 2023 Term Loan Credit Agreement. The proceeds from the borrowing were used for general corporate purposes, including repayment of outstanding CP Notes. No additional amount remains available for borrowing under the January 2023 Term Loan Credit Agreement. For more information on the January 2023 Term Loan Credit Agreement, see Note 6 to Financial Statements.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names, ages (as of February 28, 2023) and information about our directors, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Thomas M. Dunning (3)	80

Thomas M. Dunning has served as a member of our board of directors since October 2007 and has served as Lead Independent Director/Lead Disinterested Director of our board of directors since July 2010. Since his retirement in 2008 as chairman of Lockton Dunning Benefits, a company specializing in the design and servicing of employee benefits, he has served as chairman emeritus. Mr. Dunning also served as chairman and chief executive officer of Lockton Dunning Benefit Company, its predecessor company, from 1998 to 2007 following the 1998 acquisition of Dunning Benefits Corporation by the Lockton Group of Companies. Mr. Dunning currently serves as a director of a number of non-profit organizations. He also previously served as chairman of the Dallas Fort Worth International Airport board of directors and on the board of directors of Oncor Holdings, the Southwestern Medical Foundation and American Beacon Funds.

We believe Mr. Dunning’s broad experience with employee benefit programs and his understanding of employee benefits as part of an overall employee compensation program is important to Oncor in his role as a member of our board of directors. In addition, Mr. Dunning’s past appointments by Governors of Texas as chairman of the Texas Water Development board and a director on the boards of the Texas Department of Transportation, Texas Department of Human Services and Texas Department of Criminal Justice, as well as his past service on the boards of various for-profit and non-profit organizations, add to the extensive experience and leadership skills he provides to our board of directors. His experience and familiarity with Texas government, combined with over 50 years of experience in business and strong record of civic involvement in Texas, are valuable to our Texas-based business.

Robert A. Estrada (1)	76

Robert A. Estrada has served as a member of our board of directors since October 2007. Mr. Estrada is senior managing director and chairman emeritus of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also previously served as chairman of the board and as president, chief executive officer and chief compliance officer of Estrada Hinojosa & Company, Inc. Mr. Estrada currently serves on the board of directors of Oncor Holdings, and several civic and arts organizations. He also previously served on the Board of Regents of the University of Texas System, as a member of the board of directors of the Federal Reserve Bank of Dallas, and as a member of the board of directors of the Student Loan Marketing Association (Sallie Mae).

We believe Mr. Estrada’s broad experience in the financial and legal sectors are important to Oncor in his role as a member of our board of directors. In addition, Mr. Estrada’s comprehensive understanding of financial, compliance and business matters pertinent to Oncor and his experience in serving large clients and boards regarding these matters add to the extensive experience and leadership skills he provides to our board of directors. His over 35 years of legal experience as a securities attorney gives him a familiarity with securities law issues and disclosure requirements relevant to our company.

Printice L. Gary (1)(2)	76

Printice L. Gary has served as a member of our board of directors since February 2014. Mr. Gary is the founding partner of, and since its founding in 1991 has served as the chief executive officer, Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985 to 1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978 to 1985. Mr. Gary currently serves on the board of directors of Oncor Holdings and Preservation of Affordable Housing Inc. (Boston, Massachusetts). He also previously served on the board of directors of the National Equity Fund, Inc. and the governing bodies of various state entities pursuant to appointments by Governors of Texas, including the board of directors of the University of Texas Investment Management Company, the University of Texas System Board of Regents, the University of Texas System Board for Lease of University Lands, the Texas State Tax Reform Commission, and the North Texas Tollway Authority.

We believe Mr. Gary’s extensive skills and experience in the business and financial sectors are important to Oncor in his role as a member of our board of directors. In addition, Mr. Gary brings an entrepreneurial background and valuable development and construction experience across Oncor’s North Texas service territory to our board of directors. His experience with Texas government through his service on various state entities also brings great value to our Texas-based business.

William T. Hill, Jr. (2)	80

William T. Hill, Jr. has served as a member of our board of directors since October 2007. Mr. Hill currently practices law with the law firm of William T. Hill, Jr., attorney at law, a firm he established in 2007. Until 2012, he was also of counsel to the Dallas criminal defense law firm of Fitzpatrick Hagood Smith & Uhl LLP. In 2007, he served as director of strategic initiatives of Mercy Street Ministries. From 1999 to 2007, Mr. Hill was criminal district attorney of the Dallas County District Attorney’s office. Mr. Hill currently serves on the board of directors of Oncor Holdings, Hilltop Holdings, Incorporated (NYSE: HTH), a financial holding company whose businesses provide banking, residential mortgage lending, and securities broker-dealer services, and a number of charitable organizations. He also previously served on the board of directors of the Baylor Hospital Foundation.

We believe Mr. Hill’s experience of over 50 years with legal and compliance matters, along with his management of a large group of highly skilled professionals, is important to Oncor in his role as a member of our board of directors. In addition, during Mr. Hill’s time as a district attorney he developed judgment and decision-making abilities that assist him today in evaluating and making decisions on issues that face our board of directors. His experience in serving on several civic and charitable boards has given him strong experience in corporate governance matters.

Timothy A. Mack (1)(3)	70

Timothy A. Mack has served as a member of our board of directors since February 2014. Mr. Mack is of counsel to the Dallas, Texas law firm, Matheson & Marchesoni PLLC and has served in such role since September 2017. Mr. Mack was a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, from March 2009 until his retirement from such position in August 2017. Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP), and its predecessor firm in Dallas, Texas, where he had practiced law since 1980. Mr. Mack currently serves on the board of directors of Oncor Holdings and various local non-profit organizations.

We believe Mr. Mack’s experience of over 40 years in advising energy companies in finance, securities, corporate governance and merger and acquisition matters, is important to Oncor in his role as a member of our board of directors. In addition, Mr. Mack participating in the management of a large international law firm, as well as additional knowledge and valuable first-hand experience with the duties of directors, adds to the extensive experience and leadership skills he provides to our board of directors.

Jeffrey W. Martin (3)	61

Jeffrey W. Martin has served as a member of our board of directors since March 2018. Mr. Martin has served as chief executive officer and a member of the board of directors of Sempra (NYSE: SRE) since May 2018, has served as chairman of Sempra since December 2018, and also has served as president of Sempra since March 2020. Mr. Martin served as executive vice president and chief financial officer of Sempra from January 2017 to April 2018. Mr. Martin served at San Diego Gas & Electric Company (SDG&E), an indirect subsidiary of Sempra, as chief executive officer and as a director beginning in January 2014. In addition to those roles at SDG&E, Mr. Martin was appointed as SDG&E’s president in October 2015 and as its chairman in November 2015, serving in each of these offices through December 2016. From 2010 to 2013, Mr. Martin served as chief executive officer and president of Sempra U.S. Gas & Power (USGP), a previous business unit of Sempra, and USGP’s predecessor organization, Sempra Generation. Earlier he served as the vice president of investor relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin currently serves on the board of directors of Oncor Holdings and the American Petroleum Institute and on the board of trustees of the University of San Diego. He also is a governor of the Oil and Gas community and co-chair of the Electricity community for the World Economic Forum, and represents Sempra as part of the International Business Council of the World Economic Forum. He previously served on the boards of directors of Southern California Gas Company (SoCalGas), an indirect subsidiary of Sempra, the Edison Electric Institute, Business Roundtable, California Chamber of Commerce and National Association of Manufacturers.

Mr. Martin was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Martin’s extensive financial, management and operations experience is important to Oncor in his role as a member of our board of directors. In addition, his extensive knowledge and experience in utility and energy infrastructure matters brings great value to our board of directors and our company.

Trevor I. Mihalik (1)(2)	56

Trevor I. Mihalik has served as a member of our board of directors since March 2020. Mr. Mihalik has served as executive vice president and chief financial officer of Sempra since May 2018. Prior to that role, he served as Sempra’s senior vice president from December 2013 until April 2018 and as its controller and chief accounting officer from July 2012 until April 2018. Prior to joining Sempra, he served as senior vice president of finance for Iberdrola Renewables, the U.S. subsidiary of Iberdrola S.A., a multinational utility and energy company headquartered in Bilbao, Spain. Prior to that, he was vice president of finance for Chevron Natural Gas and also served as its vice president of finance and chief financial officer for its natural gas marketing, trading and storage joint venture, Bridgeline Holdings. Mr. Mihalik spent the first nine years of his career working in Houston and London in the energy practice of Price Waterhouse. Since December 2019, he has served on the board of directors of WD-40 Company (NASDAQ: WDFC), a global marketing organization that develops and sells maintenance, homecare and cleaning products, and also currently serves on the board of directors of Oncor Holdings. Through his roles at Sempra, Mr. Mihalik has served as an officer, manager, or member of the board of directors of various Sempra subsidiaries or entities in which Sempra holds an equity interest, including serving on the board of directors from July 2020 through October 2021 of Infraestructura Energética Nova, S.A.P.I. de C.V. (IEnova), which was listed on the Mexican Stock Exchange until October 2021, as well as serving on the board of directors of each of SDG&E and SoCalGas from 2017 until March 2021. In addition, Mr. Mihalik has served as the executive chairman of the board of Sempra Infrastructure Partners since its formation in October 2021.

Mr. Mihalik was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Mihalik’s significant financial, business, and management experience is important to Oncor in his role as a member of our board of directors. In addition, his extensive experience in the utility and energy industries in particular brings substantial benefits to our board of directors.

Helen M. Newell (1)	54

Helen M. Newell has served as a member of our board of directors since July 2019. Ms. Newell has served as managing director – infrastructure for GIC Special Investments Pte Ltd (GICSI) focused on asset management in the Americas since June 2022. Prior to serving in this role, Ms. Newell served as a senior vice president – infrastructure for GICSI from October 2018 until June 2022. Before joining GICSI, Ms. Newell held various roles at Rio Tinto PLC and Rio Tinto Limited, a global diversified mining company listed on the London Stock Exchange and Australian Securities Exchange, serving as global head of risk from 2014 until 2018 and vice president – infrastructure from 2011 until 2014. Prior to joining Rio Tinto, Ms. Newell worked for several Australian listed transportation and infrastructure companies. Ms. Newell began her career in management consulting, working on various transportation and telecommunications projects in Australia, Asia and North America. In her role with GICSI, Ms. Newell has also been appointed to the board of directors of various companies in which GICSI invests, including BRE Colombia GP Limited, Cavalry Parent GP LLC, Duquesne Light Company, HEP Catalyst Investco, LLC, WaterBridge Resources LLC, and Genesee & Wyoming Inc. and related holdings companies.

Ms. Newell was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under our Limited Liability Company Agreement to designate two directors. We believe Ms. Newell’s experience of over 20 years in the infrastructure, transportation and mining sectors, is important to Oncor in her role as a member of our board of directors. In addition, Ms. Newell’s extensive business, operations and management experience brings great value to our board of directors and our company.

E. Allen Nye, Jr.	55

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

As our Chief Executive, we believe Mr. Nye’s unique knowledge of our company and our industry is important to Oncor in his role as a member of our board of directors. In addition, Mr. Nye’s prior experience as Senior Vice President, General Counsel and Secretary of Oncor and first-hand knowledge of and experience with state and federal government and regulatory agencies, the duties of directors, and governance matters, brings great value and benefit to our board of directors and company.

Alice L. Rodriguez (2)	58

Alice L. Rodriguez has served as a member of our board of directors since March 2021. Ms. Rodriguez is co-owner of Kendall Milagro Inc., a home building and real estate investment business. Ms. Rodriguez retired from JPMorgan Chase & Co. (JPMorgan) effective September 2022 after 35 years with JPMorgan and its predecessors. From April 2022 until September 2022, Ms. Rodriguez served in a senior advisor role with JPMorgan after previously serving as head of the community impact organization and managing director of JPMorgan from August 2020 until April 2022, where she focused on JPMorgan’s community engagement initiatives and localization strategy. From July 2017 to August 2020, she served as managing director and head of JPMorgan’s community and business development organization. From 2015 to July 2017, she served as managing director and consumer and Chase wealth management executive, responsible for consumer and wealth business in the greater Texas metro markets. From 2012 to 2015, she served as executive vice president and business banking executive for the California region. Ms. Rodriguez currently serves on the board of directors of Oncor Holdings, is the chair of the board of directors of the United States Hispanic Chamber of Commerce and also serves on the boards of various non-profit organizations.

We believe Ms. Rodriguez’s extensive leadership, financial, and business experience is important to Oncor in her role as a member of our board of directors. In addition, Ms. Rodriguez’s significant management experience, long tenure, and a variety of roles serving at JPMorgan, brings a unique perspective to our board of directors. Her professional experiences in Texas as well as her community involvement at both the state and national level bring a great understanding of the communities we serve.

Robert S. Shapard	67

Robert S. Shapard has served as a member of our board of directors since April 2007. He has served as non-executive Chairman of our board of directors since March 2018 and before that, served as Chairman from April 2007 until July 2015. From April 2007 until March 2018, he also served as Chief Executive of Oncor. Mr. Shapard joined TXU Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor, then a TXU Corp. subsidiary. Between March and October 2005, he served as chief financial officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was executive vice president and chief financial officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, from 2000 to 2002. Previously, from 1998 to 2000, Mr. Shapard was chief executive officer and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard currently serves on the board of directors of Oncor Holdings, Leidos Holdings, Inc. (formerly SAIC, Inc.) (NYSE: LDOS), a provider of scientific, engineering and systems integration service, and NACCO Industries, Inc. (NYSE: NC), a holding company for The North American Coal Corporation, which, with its affiliates, operates in the mining and natural resources industries.

As our former Chief Executive, we believe Mr. Shapard’s unique knowledge of our company and our industry is important to Oncor in his role as a member of our board of directors. In addition, Mr. Shapard’s prior experience with EFH Corp., Exelon and as chief executive officer of TXU Australia gives him extensive leadership experience in the electric industry in both regulated and unregulated markets. His previous experience as chief financial officer of Tenet Healthcare Corporation and Ultramar Diamond Shamrock provided him with substantial experience in other complex financial and business environments.

W. Kelvin Walker (3)	60

W. Kelvin Walker has served as a member of our board of directors since March 2021. Mr. Walker has served since March 2019 as chief executive officer of the Dallas Citizens Council, a non-profit organization made up of over 150 chief executive officers and other top business leaders in North Texas that focuses on advancing public policy issues impacting the Dallas area. Prior to joining the Dallas Citizens Council, Mr. Walker served as a managing director of RLJ Equity Partners LLC, a private equity fund, from July 2015 to March 2019. Prior to that, he was a managing partner of 21st Century Group, LLC, a private equity firm, from January 1999 to June 2015. Mr. Walker currently serves on the board of directors of Oncor Holdings, Encore Wire Corporation (NASDAQ: WIRE), a manufacturer of a broad range of copper and aluminum electrical wire and cables, and Reflekt Me, an online retail personalization and engagement technology company, as well as various non-profit organizations.

We believe Mr. Walker’s extensive business, civic, and management experience is important to Oncor in his role as a member of our board of directors. In addition, Mr. Walker’s service at the Dallas Citizens Council and his past leadership experience in private equity bring a significant and valuable understanding of business, financial, and public policy matters to our company and board of directors.

Steven J. Zucchet (2)(3)	57

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

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the Limited Liability Company Agreement to designate two directors. We believe Mr. Zucchet’s extensive experience in the energy industry is important to Oncor in his role as a member of our board of directors. In addition, Mr. Zucchet’s business, management and operations experience, assist him in evaluating and making decisions on issues that face our board of directors.

(1)	Member of Audit Committee.
(2)	Member of Governance and Sustainability Committee.
(3)	Member of Organization and Compensation Committee (O&C Committee).

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

Our Limited Liability Company Agreement provides that seven of our directors will be Disinterested Directors under the standards set forth in our Limited Liability Company Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a discussion of the director qualifications. We have determined that Messrs. Dunning, Estrada, Gary, Hill, Mack and Walker and Ms. Rodriguez are Disinterested Directors. Disinterested Directors are appointed by the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the Disinterested Directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist solely of Disinterested Directors. The Sempra Order and our Limited Liability Company Agreement provide that the Disinterested Directors of Oncor at the time of the Sempra Acquisition, who are referred to as initial Disinterested Directors, would serve, if willing and able, for a term of three years from the closing of the Sempra Acquisition (subject to continuing to meet the Disinterested Director requirements). Thereafter, the Sempra

Order and our Limited Liability Company Agreement require that two of these directors roll off our board of directors every two years, with the nominating committee of Oncor Holdings (subject to approval by a majority of the Disinterested Directors of the Oncor Holdings board of directors) determining the order of departure of these directors. As a result, two of our initial Disinterested Directors are required to roll off our board of directors prior to March 9, 2023 and two new Disinterested Directors are required to be appointed as their successors. Our Limited Liability Company Agreement provides that each Disinterested Director, other than the initial Disinterested Directors, will be appointed for a four year term, which is able to be renewed for only one additional term of four years, and will be appointed consistent with a mandatory retirement age of 75. To the extent any Disinterested Director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new Disinterested Director will be chosen by the nominating committee of Oncor Holdings subject to approval by a majority vote of the Disinterested Directors of Oncor Holdings’ board of directors. Any change to the size, composition, structure or rights of our board of directors must first be approved by the PUCT.

Oncor Holdings, at the direction of STIH, has the right, pursuant to the terms of our Limited Liability Company Agreement, to nominate two directors that are current or former officers of Oncor (each, an Oncor Officer Director), subject to approval of any such nomination by a majority of the Oncor board of directors. Mr. Shapard and Mr. Nye each serve as an Oncor Officer Director. Our Limited Liability Company Agreement provides that until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its subsidiaries or affiliated entities (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the date on which the officer first became employed by Oncor. In addition to such right to nominate Oncor Officer Directors, Oncor Holdings, at the direction of STIH, has the right to seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Estrada, Gary, Mack, and Mihalik and Ms. Newell. Our board of directors has determined that Mr. Estrada is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and that Messrs. Estrada, Gary, and Mack are Disinterested Directors under the standards set forth in our Limited Liability Company Agreement and independent directors for purposes of New York Stock Exchange independence standards. Mr. Mihalik is a member director designated to serve on our board of directors by Sempra (through Oncor Holdings) and Ms. Newell is a member director designated to serve on our board of directors by Texas Transmission.

Executive Officers

The names, ages (as of February 28, 2023) and information about our executive officers, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	55	Chief Executive and Director	See “—Directors—E. Allen Nye, Jr.” for Mr. Nye’s biographical information.

Joel S. Austin	58	Senior Vice President and Chief Digital Officer

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

Walter Mark Carpenter	70	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. Mr. Carpenter also oversees Oncor’s distribution operation centers, as well as Oncor’s distribution management and transmission management systems supporting such operations, and, since March 2018, he has been responsible for Oncor’s environmental and NERC compliance activities. From February 2010 until October 2011 he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served EFH Corp’s predecessor and Oncor for over 40 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Texas Society of Professional Engineers.

Don J. Clevenger	52	Senior Vice President and Chief Financial Officer

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

Deborah L. Dennis	68	Senior Vice President, Chief Customer Officer and Chief HR Officer

Deborah L. Dennis has served as our Senior Vice President since January 2013, as our Chief Customer Officer since March 2018, and as our Chief HR Officer since February 2020. From January 2013 until February 2020, she also held the title of Senior Vice President, Human Resources & Corporate Affairs. In her role, Ms. Dennis oversees activities including customer service, community relations, economic development initiatives, human resources and corporate affairs. Ms. Dennis has been employed with Oncor and its predecessors and affiliates for over 40 years in a number of corporate and customer service functions, including as Vice President of Corporate Affairs from 2011 to December 2012, and Vice President—Dallas Customer Operations from 2007 to 2011. Ms. Dennis has extensive experience in customer services, human resources, supply chain, outsourcing management and corporate philanthropy.

James A. Greer	62	Executive Vice President and Chief Operating Officer

James A. Greer has served as our Executive Vice President since March 2018 and as Chief Operating Officer since October 2011. Mr. Greer previously served as our Senior Vice President and Chief Operating Officer from October 2011 until March 2018. From October 2007 until October 2011, he served as our Senior Vice President, Asset Management and Engineering and in such role was responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as our Vice President. Since joining EFH Corp.’s predecessor in 1984, Mr. Greer has held a number of leadership positions within Oncor and EFH Corp. in such areas as engineering, operations and governmental relations. Mr. Greer is a registered Professional Engineer in the State of Texas and is a member of the Texas Society of Professional Engineers.

Angela Y. Guillory	51	Senior Vice President, Human Resources & Corporate Affairs

Angela Y. Guillory has served as our Senior Vice President, Human Resources & Corporate Affairs since February 2020. In her role as Senior Vice President, Human Resources & Corporate Affairs, Ms. Guillory is responsible for Oncor’s human resource and corporate affairs functions, a role she performed as Vice President, Human Resources & Corporate Affairs, from March 2018 until February 2020. From November 2013 to March 2018, Ms. Guillory was Vice President, Customer and Market Operations where she led Oncor’s customer and market relations functions. Ms. Guillory has been with Oncor and its former affiliated companies since joining as an intern in 1990, and throughout her career at Oncor has gained experience in several different departments, including engineering, distribution operations, rates and regulatory, customer experience, and customer and market operations.

Matthew C. Henry	53	Senior Vice President, General Counsel & Secretary

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

Malia Hodges	45	Senior Vice President and Chief Information Officer

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

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” in the “Investor Relations” section of the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Operating Officer, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to, or waivers from, our Code of Conduct that apply to our officers will be posted under “Corporate Governance” in the “Investor Relations” section of our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1616 Woodall Rodgers Freeway, Suite 7E-002, Dallas, Texas 75202-1234.

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation Table (our Named Executive Officers) were compensated in 2022. In 2022, our Named Executive Officers, as well as their current titles, were:

Name	Title
E. Allen Nye, Jr.	Chief Executive (CEO)
Don J. Clevenger	Senior Vice President and Chief Financial Officer
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer
James A. Greer	Executive Vice President and Chief Operating Officer
Matthew C. Henry	Senior Vice President, General Counsel and Secretary

Role of the Organization and Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs. The O&C Committee met three times in 2022 and acted once by unanimous written consent.

The responsibilities of the O&C Committee include:

•Determining and overseeing executive compensation programs, including making recommendations to our board of directors, when and if board of director approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based compensation and other executive compensation and benefit plans, policies and practices;

•Establishing, reviewing and approving corporate goals and objectives relevant to executive compensation, evaluating the performance of our CEO and other executive officers in light of those goals and objectives and ultimately approving executive compensation based on those evaluations; and

•Advising our board of directors with respect to the compensation of our Disinterested Directors and non-executive Chairman of the board of directors.

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation (base salary, annual incentives and long-term incentives) for our executive officers, from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the fourth quarter of 2022. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance and responsibilities of the executives and both the competitive market analysis and peer group comparisons of executive compensation provided by a compensation consultant engaged by the O&C Committee. The O&C Committee evaluates the CEO’s performance and obtains the input of the CEO on the performance of executive officers other than the CEO. The CEO assesses the performance of each executive in light of the executive’s business unit and function and presents a performance evaluation and compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis and peer group comparisons in making his recommendation. The O&C Committee determines total direct compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

Following the completion of each fiscal year, the O&C Committee (1) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (2) certifies the performance results for incentive payments for performance periods that ended on December 31 of the previous fiscal year. In connection with the annual determination of the incentive awards to be paid to our executive officers other than the CEO, the CEO conducts an annual performance review of each executive officer and evaluates each executive’s performance for the recently completed year relative to the corporate goals and objectives for the previous fiscal year set by the O&C Committee. The CEO then makes recommendations to the O&C Committee with respect to other executive officers’ annual incentive compensation individual performance modifiers. The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives for the previous fiscal year set by the O&C Committee. After considering this evaluation, as well as the CEO’s recommendations with respect to the other executive officers, the O&C Committee determines any individual performance modifiers to be applied to the annual incentive award payouts for all of our executive officers.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate our executives appropriately for their contribution to the attainment of key strategic objectives and to strongly align the interests of our executives, owners, and customers through both short and long-term performance goals. We believe that:

•Levels of executive compensation should be based upon an evaluation of the performance of our business (particularly through operational metrics) and the individual executive, as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance to us;

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

•Basing incentive compensation largely on the satisfaction of company operational metrics with the goal of motivating performance towards improving the services we provide our customers; and

•Creating value for our equity holders and promoting the long-term performance of the company.

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•Base salary;

•Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Electric Delivery Company LLC Eighth Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

•Long-term incentives through awards under the Oncor Electric Delivery Company LLC Long-Term Incentive Plan as amended and restated effective December 31, 2022 (Long-Term Incentive Plan);

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

Compensation Consultant

PricewaterhouseCoopers LLP (PricewaterhouseCoopers), a compensation consultant, has been engaged by the O&C Committee since 2014 to advise and report to the O&C Committee on executive compensation and certain director fee matters. In October 2022, the O&C Committee engaged PricewaterhouseCoopers to advise and report on executive compensation and compensation with respect to our Disinterested Directors and non-Executive Chairman of the board of directors, including a competitive market analysis and a peer group comparison, as discussed in more detail under “—Compensation Benchmarking and Market Data” below. PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, compliance and other matters.

Compensation Benchmarking and Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to the executive’s individual performance and Oncor’s operational performance, we also seek to set our executive compensation program in a manner that is competitive with that of our peer group and market compensation survey data in order to promote retention of key personnel and to attract high-performing executives from outside our company. As a result, the O&C Committee annually conducts a compensation benchmarking review of our executive officers.

October 2021 Annual Survey and Peer Group Analysis

In the fourth quarter of 2021, the O&C Committee assessed total direct compensation of our executives against a number of companies in the utility industry, including transmission/distribution utilities and fully integrated utilities, using both competitive market survey data and peer group comparisons prepared by PricewaterhouseCoopers. For purposes of the 2021 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2021. This competitive market analysis involved a review of competitive market survey data from a nationally recognized energy services executive compensation report for 2021 using our size (based on our 2020 annual revenues) and our industry (utilities; energy sector), and a review of each of our executives’ total direct compensation against similarly situated executives within that competitive market survey group. For purposes of the competitive market analysis, PricewaterhouseCoopers adjusted the competitive market survey data upward or downward as they deemed appropriate to reflect the increased or decreased scope of duties of certain Oncor executives as compared to similarly situated executives within the competitive market survey group, including upward adjustments to the survey data applied to each of Messrs. Clevenger and Henry and Ms. Dennis to reflect their additional responsibilities versus comparable positions. In addition, to better reflect our competitive position versus the market, the long-term incentive competitive market survey data was adjusted by PricewaterhouseCoopers to include the addition of a premium to approximate the value difference after three years between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers. The competitive market survey data was also aged from the reporting date to January 1, 2022, using an annual rate of 3.0%, which was the projected increase factor for 2021 for officers and executives based on a nationally recognized salary budget survey. The PricewaterhouseCoopers competitive market analysis compared the compensation elements for each of our executives to the 50th percentile of the adjusted competitive market survey data with respect to base salary, target total cash compensation (base salary and target cash annual incentives) and target total direct compensation (base salary, target cash annual incentives and long-term incentives). The PricewaterhouseCoopers competitive market analysis also compared the target cash annual incentives and long-term incentives for each of our executives to the 50th and 75th percentiles of the adjusted competitive market survey data.

In addition to the competitive market analysis for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies based on relevant industry classification codes and filters identifying companies similar to Oncor based on business operations, revenue, and other objective criteria, including potential competition for talent. PricewaterhouseCoopers recommended keeping the companies from the 2020 peer group for the 2021 peer group with the exception of El Paso Electric Co., as they ceased providing public compensation disclosures. Oncor’s size, based on 2020 revenues, was in the 48th percentile of this peer group. PricewaterhouseCoopers provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation with respect to the chief executive officer, chief financial officer, chief operating officer, general counsel and three highest paid executives (excluding the chief executive officer and chief financial officer) at each of the 2021 peer group companies (to the extent such data was available), along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size, the addition of a premium to reflect the value difference between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers, and the addition of a premium on the general counsel role to reflect the additional scope of responsibilities held by our general counsel. For purposes of the peer group review, executives with less than a full year of compensation in their respective role were excluded from the applicable comparison, and peer group retention bonuses and sign-on bonuses were disregarded. The peer group consisted of 15 companies, all of which were used in PricewaterhouseCoopers’ 2020 study:

Alliant Energy	Cleco Power LLC	IdaCorp Inc.
Ameren Corp.	CMS Energy Corp.	ITC Holdings Corp.
American Electric Power Co., Inc.	Consolidated Edison, Inc.	OGE Energy Corp.
Avangrid Inc.	Evergy Inc.	Pinnacle West Capital
CenterPoint Energy, Inc.	Eversource Energy	Portland General Electric Co.

The O&C Committee reviewed and considered both the 2021 peer group data and the competitive market analysis, along with individual performance and responsibilities, when determining total direct compensation, as well as each element of total direct compensation. For each executive, the O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the adjusted competitive market survey data for that executive’s position. With respect to long-term incentives, the O&C Committee also considered the cost of equity differential between Oncor’s long-term incentive program, which offers cash awards, versus equity-based long-term incentive awards, which are more common among the peer group. The competitive market analysis indicated that the aggregate target total direct compensation of certain of our executives (including Messrs. Nye and Clevenger) was generally below the 50th percentile of the adjusted competitive market survey data, with all individual Named Executive Officers within 7% above or 8% below the 50th percentile.

After consideration of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, in October 2021 the O&C Committee increased the base salaries of all Named Executive Officers effective November 26, 2021, awarded individual performance modifiers for the 2021 plan year under the Executive Annual Incentive Plan for Messrs. Nye, Greer and Henry, and increased the long-term incentive target percentages for Messrs. Nye and Clevenger effective January 1, 2022. No changes were made to the target annual incentives of our Named Executive Officers under the Executive Annual Incentive Plan.

October 2022 Annual Survey and Peer Group Analysis

In the fourth quarter of 2022, the O&C Committee assessed total direct compensation of our executives against a number of companies in the utility industry, including transmission/distribution utilities and fully integrated utilities, using both competitive market survey data and peer group comparisons prepared by PricewaterhouseCoopers. For purposes of the 2022 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2022. This competitive market analysis involved a review of competitive market survey data from a nationally recognized energy services executive compensation report for 2022 using our size (based on our 2021 annual revenues) and our industry (utilities; energy sector), and a review of each of our executives’ total direct compensation against similarly situated executives within that competitive market survey group. For purposes of the competitive market analysis, PricewaterhouseCoopers adjusted the competitive market survey data upward or downward as they deemed appropriate to reflect the increased or decreased scope of duties of certain Oncor executives as compared to similarly situated executives within the competitive market survey group, including upward adjustments to the survey data applied to each of Messrs. Clevenger and Henry and Ms. Dennis to reflect their additional responsibilities versus comparable positions. In addition, to better reflect our competitive position versus the market, the long-term incentive competitive market survey data was adjusted by PricewaterhouseCoopers to include a premium to approximate the value difference after three years between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers. The competitive market survey data was also aged from the reporting date to January 1, 2023, using an annual rate of 4.0%, which is the projected increase factor for 2022 for officers and executives based on a nationally recognized salary budget survey. The PricewaterhouseCoopers competitive market analysis compared the compensation elements for each of our executives to the 50th percentile of the adjusted competitive market survey data with respect to base salary, target total cash compensation (base salary and target cash annual incentives) and target total direct compensation (base salary, target cash annual incentives and long-term incentives). The PricewaterhouseCoopers competitive market analysis also compared the target cash annual incentives and long-term incentives for each of our executives to the 50th and 75th percentiles of the adjusted competitive market survey data.

In addition to the competitive market analysis for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies based on relevant industry classification codes and filters identifying companies similar to Oncor based on business operations, revenue, and other objective criteria, including potential competition for talent. PricewaterhouseCoopers recommended keeping the companies from the 2021 peer group for the 2022 peer group. Oncor’s size, based on 2021 revenues, was in the 47th percentile of this peer group. PricewaterhouseCoopers provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation with respect to the chief executive officer, chief financial officer, chief operating officer, general counsel and three highest paid executives (excluding the chief executive officer and chief financial officer) at each of the 2022 peer group companies (to the extent such data was available), along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size, the addition of a premium to reflect the value difference between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers, and the addition of a premium on the general counsel role to reflect the additional scope of responsibilities held by our general counsel. For purposes of the peer group review, one time payments granted pursuant to an offer letter and one-time retention bonuses were disregarded. The peer group consisted of 15 companies, all of which were used in PricewaterhouseCoopers’ 2021 study:

Alliant Energy	Cleco Power LLC	IdaCorp Inc.
Ameren Corp.	CMS Energy Corp.	ITC Holdings Corp.
American Electric Power Co., Inc.	Consolidated Edison, Inc.	OGE Energy Corp.
Avangrid Inc.	Evergy Inc.	Pinnacle West Capital
CenterPoint Energy, Inc.	Eversource Energy	Portland General Electric Co.

The O&C Committee reviewed and considered both the 2022 peer group data and the competitive market analysis, along with individual performance and responsibilities, when determining total direct compensation, as well as each element of total direct compensation. For each executive, the O&C Committee targeted total direct compensation, including target payouts under annual and long-term incentive awards, at approximately the 50th percentile of the adjusted competitive market survey data for that executive’s position. With respect to long-term incentives, the O&C Committee also considered the cost of equity differential between Oncor’s long-term incentive program, which offers cash awards, versus equity-based long-term incentive awards, which are more common among the peer group. The competitive market analysis indicated that the aggregate target total direct compensation of certain of our executives (including Messrs. Nye, Greer and Henry) was generally below the 50th percentile of the adjusted competitive market survey data, with all individual Named Executive Officers within 4% above or 4% below the 50th percentile.

As described further below, after consideration of the PricewaterhouseCoopers studies and each executive’s individual performance and responsibilities, in October 2022 the O&C Committee increased the base salaries of all Named Executive Officers effective November 26, 2022. No changes were made to the target annual incentives of our Named Executive Officers under the Executive Annual Incentive Plan or the long-term incentives target percentages for our Named Executive Officers effective January 1, 2023.

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

The 2022 competitive market analysis prepared by PricewaterhouseCoopers indicated that the base salary of certain of our executives, including Mr. Henry and Ms. Dennis, was below the 50th percentile of the 2022 adjusted competitive market survey data for their respective positions. For each of Messrs. Clevenger and Henry and Ms. Dennis, whose roles involve responsibilities in addition to the duties traditionally associated with the chief financial officer, general counsel, and chief human resources officer, respectively, the competitive market survey data included the addition of a premium to address their respective additional responsibilities. These additional responsibilities consist of oversight of corporate strategy for Mr. Clevenger, oversight of regulatory affairs, risk, and environmental, social, and governance matters for Mr. Henry, and chief customer officer duties for Ms. Dennis. The base salaries of Messrs. Nye, Greer, and Clevenger were slightly above the 50th percentile of the 2022 adjusted competitive market survey data for their respective positions (1%, 4% and 1%, respectively, above the 50th percentile). After considering the results of the 2022 competitive market analysis and individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 26, 2022, as described below.

Annual Base Salary for Named Executive Officers

The annual base salaries of our Named Executive Officers at December 31, 2022 were as follows:

Name	Current Title	At December 31, 2022 (1)
E. Allen Nye, Jr.	Chief Executive	$1,145,000
Don J. Clevenger	Senior Vice President and Chief Financial Officer	$ 652,000
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer	$ 476,000
James A. Greer	Executive Vice President and Chief Operating Officer	$ 664,000
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$ 651,000

__________

(1)Annual base salaries were increased effective November 26, 2022 as follows: Mr. Nye increased from $1,080,000 to $1,145,000; Mr. Clevenger increased from $615,000 to $652,000; Ms. Dennis increased from $449,000 to $476,000; Mr. Greer increased from $626,000 to $664,000; and Mr. Henry increased from $614,000 to $651,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan. The award targets under the Executive Annual Incentive Plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels. The O&C Committee determines annual target award percentages for executives based on executive responsibilities and performance goals, an evaluation of the most recent competitive market analysis conducted by PricewaterhouseCoopers, and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance of each executive against the goals of the executive’s business unit and function and reviews the competitive market analysis. Executive Annual Incentive Plan awards are based on a target payout, which is set as a percentage of a participant’s base salary and is based on both the performance of Oncor and individual participant performance. The annual incentive target payout for each executive is based on the O&C Committee’s review of the executive’s responsibilities and consideration of the 50th percentile of the target total direct compensation of executives with similar responsibilities from the competitive market analysis and, where available, peer group data provided by PricewaterhouseCoopers. After considering the results of this review, the O&C Committee did not make any changes to the annual incentive target payout for any of the Named Executive Officers.

Executive officer awards under the Executive Annual Incentive Plan are determined based on (1) the achievement of certain threshold, target, superior, and/or aspirational performance levels or such other performance levels of any operational or other metrics that the O&C Committee elects to apply, which we sometimes refer to as the final funding percentage, (2) the target award levels of participants in the Executive Annual Incentive Plan, and (3) any individual performance modifiers the O&C Committee elects to apply to an executive.

For 2022, the O&C Committee used four operational metrics to determine a final funding percentage. The operational metrics the O&C Committee established for 2022 reflect its belief that annual incentives should be based on achievement of operational metrics that are strategic to the company and also benefit our customers. The purpose of these operational metrics, which are based on safety, reliability, operational efficiency and infrastructure readiness, are to promote enhancement of our services to customers. The table below sets forth these operational metrics in further detail.

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

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis.	Promotes lower rates for our customers by keeping O&M and SG&A low. For executives, this metric also promotes operating within annual O&M and SG&A budgets.

Infrastructure Readiness	Measured by a metric based on capital expenditure per three year average kW peak; expressed as a cumulative percentage.

Promotes enhanced service to our customers by focusing on the improvement of our facilities through achievement of the capital plan. For executives, this metric also promotes operating in a disciplined fashion to achieve the capital expenditure budget.

Safety and reliability metrics are measured based on company performance as compared generally to certain utility industry operating companies, operational efficiency is measured based on operating within the annual O&M and SG&A budgets, and infrastructure readiness is measured based on making the requisite capital expenditures per kW in accordance with the budgeted amount. The O&C Committee set the safety and reliability performance threshold and superior levels as amounts to be calculated based on industry performance in order to better accomplish Oncor’s goal of being an industry leader in these areas, with an aspirational safety goal set to reflect goals management would like the company to strive to achieve. For additional information regarding the weighting of these operational metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2022 table below.

For 2022, the final funding percentage was 132.6% based on the performance levels achieved for these operational metrics. For more information on this calculation and the performance under each operational metric, see the narrative immediately following the Grants of Plan-Based Awards – 2022 table below.

To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of actual base salary, is multiplied by the final funding percentage and any individual performance modifier. The individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. Factors used in determining individual performance modifiers may include new or unexpected responsibilities, company achievement of operational measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2022 plan year awards.

The following table provides a summary of the 2022 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2022 Annual Incentives (Payable in 2023) for Named Executive Officers

Name	Target Payout Opportunity (% of Base Salary)	Target Award ($ Value)	Actual Award ($)(1)	Actual Award (% of Target)
E. Allen Nye, Jr.	100%	1,085,415	1,439,260	132.6%
Don J. Clevenger	65%	401,753	532,724	132.6%
Deborah L. Dennis	65%	293,312	388,932	132.6%
James A. Greer	65%	408,958	542,278	132.6%
Matthew C. Henry	65%	401,103	531,863	132.6%

__________

(1)Actual awards reflect the applicable target award multiplied by the final funding percentage of 132.6%. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2022 plan year awards.

Long-Term Incentives

The purpose of our long-term incentive program, which currently consists of the Long-Term Incentive Plan, is to promote the long-term interests and growth of Oncor by attracting and retaining management and other key personnel. Our long-term incentive program was developed to enable us to be competitive in our compensation practices. It was also developed to reflect our belief that the opportunity to benefit from positive long-term performance of the company motivates our management to work towards the long-term success of our business and align management’s interests with those of our customers and equity holders.

The Long-Term Incentive Plan encourages retention of executive officers and other key employees by stipulating performance periods of generally 36 months. We also believe that these multi-year performance periods encourage participants to strive for the long-term, sustained success of the company. The nature of the performance targets also ensures that participants strive towards the applicable performance goals.

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36 month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion. The initial participants for each performance period shall be determined by the O&C Committee within a reasonable period of time after the commencement date of a performance period, but in no event later than six months after the commencement date of such performance period; although additional participants for a performance period may be determined by the O&C Committee after the selection of initial participants for that performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within a reasonable period of time after the commencement date of a performance period, but in no event later than six months after the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units. Performance goals may also be determined on an absolute basis or on the basis of internal goals, levels attained in prior years, other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2022 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.

The long-term incentive target payout for each executive is set so that the target total direct compensation is near the 50th percentile of the target total direct compensation for executives with similar responsibilities among the 2022 competitive market analysis group (with a 25% premium included in the 2022 competitive market survey data to reflect the approximate value difference between our cash grants and the long-term equity grants issued by most of our peer group). After considering the results of this review, the O&C Committee did not make any changes to the long-term incentive target payout for any of the Named Executive Officers effective January 1, 2023.

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2022 for the 2022-2024 performance period consist of: (1) the aggregate weighted operational performance goal percentage consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding certain items outside of the ordinary course of business as approved by the O&C Committee) during the performance period, using the adjusted net income for the 2021 fiscal year as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value. The safety and reliability metrics are sometimes referred to as the operational metrics or operational performance goals, and the net income growth metric is sometimes referred to as the net income growth adder. For additional information regarding the weighting of the operational metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2022 table below.

The O&C Committee set the safety and reliability performance threshold and superior levels based on industry performance, with an aspirational safety goal set to reflect management’s goals, as it believed performance over the measurement period for those metrics is consistent with the company’s strategic objectives. The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific operational metric of 50%, 150% and 200%, respectively. Once the threshold level has been achieved, actual results between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis. Based on the weighting for each of the safety and reliability metric, an aggregate weighted operational performance goal percentage is determined.

The final funding percentage for long-term incentive awards granted in 2022 is the sum of the aggregate weighted operational performance goal percentage and the net income growth adder. The amount of each Long-Term Incentive Plan award granted is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

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

For a more detailed description of the Long-Term Incentive Plan, including the long-term incentive awards granted in 2020 and the actual performance levels achieved for the 2020-2022 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2022 table below.

Long-Term Incentive Awards Granted in 2022 with a 2022 – 2024 Performance Period (Payable in 2025)

The following table provides a summary of the target awards granted to each Named Executive Officer in February 2022. All awards under the Long-Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April of the year following the last year of the performance period. For target awards granted in 2022, awards are payable on or before April 1, 2025.

2022 Target Long-Term Incentive Award Grants (Payable in 2025) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	3,888,000
Don J. Clevenger	1,137,750
Deborah L. Dennis	466,960
James A. Greer	1,158,100
Matthew C. Henry	903,808

Long-Term Incentive Awards Granted in 2020 with a 2020 – 2022 Performance Period (Payable in 2023)

In February 2023, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2020 with a performance period that ended on December 31, 2022. Pursuant to the terms of the 2020 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage for long-term incentive awards granted in 2020 certified by the O&C Committee in February 2023 and the target opportunity dollar amount stated in each individual award agreement. The final funding percentage is the sum of the aggregate weighted operational performance goal percentage and the net income growth adder. For long-term incentive awards granted in 2020, this total was 160.2%. However, since the maximum funding percentage under the Long-Term Incentive Plan is 150%, the O&C Committee certified a final funding percentage for long-term incentive awards granted in 2020 of 150.0%, resulting in the long-term incentive awards as set forth below for the Named Executive Officers. See “—Compensation Tables—Long-Term Incentive Plan—2020 Grants of Long-Term Incentive Awards” for a discussion of the performance metrics and the performance goals achieved for the 2020-2022 performance period that were certified by the O&C Committee.

2020 - 2022 Performance Period Long-Term Incentive Awards (Payable in 2023) for Named Executive Officers in Office at December 31, 2022

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	4,743,375
Don J. Clevenger	1,422,750
Deborah L. Dennis	542,976
James A. Greer	1,576,200
Matthew C. Henry	1,229,856

In accordance with the terms of the plan, these amounts will be paid to the Named Executive Officers prior to April 1, 2023.

For a more detailed description of the Long-Term Incentive Plan, refer to the narrative that follows the Grants of Plan-Based Awards – 2022 table below.

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

Refer to the narrative that follows the Nonqualified Deferred Compensation – 2022 table below for a more detailed description of the Salary Deferral Program.

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

For a more detailed description of the Supplemental Retirement Plan, refer to the narrative that follows the Pension Benefits table below.

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

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. Perquisites do not include personal use of company property or services for which we are reimbursed for the incremental cost to the company of personal use. In addition, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability insurance, as well as certain other health and welfare benefits, which are generally made available to all employees at the company. For a description of the total amount of perquisites for each of our Named Executive Officers, refer to Footnote 3 in the Summary Compensation Table below.

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

Country Club/Luncheon Club Membership: Certain executive officers are entitled to reimbursement of country club or luncheon club memberships if the company determines that a business need exists for the executive’s memberships, as such clubs provide those officers with a setting for cultivating business relationships and interacting with key community leaders and officials.

Travel and Security:  We may pay travel and security expenses for executives related to service on certain third-party boards of directors or, in rare instances of personal travel or personal security, when we believe necessary for the health, safety and welfare of the executive. These expenses could include personal security, including at their personal residence, and non-commercial aircraft flights when we deem there to be a heightened safety or security risk and/or to enhance an executive’s ability to conduct Oncor business. The incremental cost to Oncor of personal security consists of actual invoiced amounts to Oncor for security provided to the executives. The incremental cost to Oncor of non-commercial flights consists of actual invoiced incremental costs for each flight pursuant to Oncor’s contracts with non-commercial aircraft providers minus any amounts reimbursed or reimbursable by the executive or a third party. From time to time an executive’s spouse and/or children may accompany the executive on a business trip. To the extent the spouse’s travel results in an incremental cost to the company, we may pay the incremental costs for the executive’s spouse to travel with the executive, if their presence contributes to the business purpose. However, any incremental costs incurred by Oncor with respect to expenses for an executive’s children to accompany the executive must be fully reimbursed by the executive.

Event Tickets and Recreational Activities:  We lease a suite at a sports arena and purchase sponsorships and season and other tickets to sporting, entertainment, and cultural events for business purposes. From time to time, employees, including our executive officers, may have personal use of the suite and/or these tickets, and in most instances such personal use results in no incremental cost to Oncor. In limited instances we may pay the incremental costs associated with personal use of additional tickets or other costs associated with sporting, entertainment and cultural events outside of our existing suite lease, sponsorship, or season ticket arrangements. In limited situations we may also reimburse certain executives for personal recreational activities.

Compensatory Agreements and Discretionary Bonuses

The O&C Committee has from time to time approved retention and performance bonus agreements for certain executives. No such agreements were in effect during 2022. In addition to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, the O&C Committee also has the ability to award discretionary bonuses to executives in its discretion to recognize individual achievements. No such discretionary bonuses were awarded to our Named Executive Officers with respect to performance for the year ended December 31, 2022.

Individual Named Executive Officer Compensation

CEO Compensation

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2022. Mr. Nye is our CEO.

Base Salary: Mr. Nye’s base salary was increased effective November 26, 2022 from $1,080,000 to $1,145,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2022 Annual Survey and Peer Group Analysis.”

Annual Incentives: In 2023, the O&C Committee awarded Mr. Nye $1,439,260 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2022 performance, as well as Mr. Nye’s individual performance in 2022. The O&C Committee evaluated his overall leadership of the company, particularly his management of the company through significant ongoing service territory growth during a period of inflationary pressures and rising interest rates, record summer temperatures and other significant weather events, filing of the company’s first comprehensive base rate review proceeding since 2017, as well as his continued focus on company diversity, equity, and inclusion efforts. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2022 table and related narrative below.

Long-Term Incentives: In 2022, Mr. Nye was granted a Long-Term Incentive Plan target award of $3,888,000 for the performance period of January 1, 2022 through December 31, 2024. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2025. In February 2023, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2020 for the January 1, 2020 – December 31, 2022 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2020-2022 performance period is $4,743,375 and will be paid on or before April 1, 2023. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2022 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2022. Mr. Clevenger is our Senior Vice President and Chief Financial Officer.

Base Salary: Mr. Clevenger’s base salary was increased effective November 26, 2022 from $615,000 to $652,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2022 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2023, the O&C Committee awarded Mr. Clevenger $532,724 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2022 performance, as well as Mr. Clevenger’s individual performance in 2022. The O&C Committee and our CEO evaluated his leadership overseeing the overall financial performance and financial strategy of the company, particularly given the challenges in 2022 of rising interest rates, inflation, supply chain pressures, and a competitive labor market, combined with continued growth in the company’s service territory. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2022 table and related narrative below.

Long-Term Incentives: In 2022, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $1,137,750 for the performance period of January 1, 2022 through December 31, 2024. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2025. In February 2023, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2020 for the January 1, 2020 – December 31, 2022 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2020-2022 performance period is $1,422,750 and will be paid on or before April 1, 2023. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2022 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

The following is a summary of Ms. Dennis’ individual compensation for 2022. Ms. Dennis is our Senior Vice President, Chief Customer Officer and Chief HR Officer.

Base Salary: Ms. Dennis’ base salary was increased effective November 26, 2022 from $449,000 to $476,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2022 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2023, the O&C Committee awarded Ms. Dennis $388,932 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2022 performance, as well as Ms. Dennis’ individual performance in 2022. The O&C Committee and our CEO evaluated her performance in overseeing the company’s employee and labor matters, including the negotiation of a new collective bargaining agreement and management of the company’s retention strategy in an increasingly competitive labor market, as well as community affairs and customer-related matters, including city, customer and other stakeholder communications related to the company’s base rate review proceeding. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2022 table and related narrative below.

Long-Term Incentives: In 2022, Ms. Dennis was granted a Long-Term Incentive Plan target award of $466,960 for the performance period of January 1, 2022 through December 31, 2024. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2025. In February 2023, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2020 for the January 1, 2020 – December 31, 2022 performance period. Ms. Dennis’ Long-Term Incentive Plan award for the 2020-2022 performance period is $542,976 and will be paid on or before April 1, 2023. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2022 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2022. Mr. Greer is our Executive Vice President and Chief Operating Officer.

Base Salary: Mr. Greer’s base salary was increased effective November 26, 2022 from $626,000 to $664,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2022 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2023, the O&C Committee awarded Mr. Greer $542,278 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2022 performance, as well as Mr. Greer’s individual performance in 2022. The O&C Committee and our CEO evaluated his leadership overseeing the complex operations of Oncor’s entire transmission and distribution system, including the multitude of construction projects as a result of the continuing growth of Oncor’s service territory, as well as management of Oncor’s transmission and distribution system during significant weather events, including a significantly warmer than normal summer, during which ERCOT reached several new records for peak demand. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2022 table and related narrative below.

Long-Term Incentives: In 2022, Mr. Greer was granted a Long-Term Incentive Plan target award of $1,158,100 for the performance period of January 1, 2022 through December 31, 2024. Actual awards will be based on the company’s achievement of approved performance goals and are payable on or before April 1, 2025. In February 2023, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2020 for the January 1, 2020 – December 31, 2022 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2020-2022 performance period is $1,576,200 and will be paid on or before April 1, 2023. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2022 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Matthew C. Henry

The following is a summary of Mr. Henry’s individual compensation for 2022. Mr. Henry is our Senior Vice President, General Counsel and Secretary.

Base Salary: Mr. Henry’s base salary was increased effective November 26, 2022 from $614,000 to $651,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2022 Annual Survey and Peer Group Analysis.”

Annual Incentive: In 2023, the O&C Committee awarded Mr. Henry $531,863 pursuant to the Executive Annual Incentive Plan, reflecting the result of Oncor’s 2022 performance, as well as Mr. Henry’s individual performance in 2022. The O&C Committee and our CEO evaluated his leadership over all legal, regulatory and governmental affairs matters affecting Oncor, which significantly increased in 2022 due to his oversight of the company’s comprehensive base rate review proceeding. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2022 table and related narrative below.

Long-Term Incentives: In 2022, Mr. Henry was granted a Long-Term Incentive Plan target award of $903,808 for the performance period of January 1, 2022 through December 31, 2024. Actual awards will be based on Oncor’s achievement of approved performance goals and are payable on or before April 1, 2025. In February 2023, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2020 for the January 1, 2020 – December 31, 2022 performance period. Mr. Henry’s Long-Term Incentive Plan award for the 2020-2022 performance period is $1,229,856 and will be paid on or before April 1, 2023. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2022 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Mack, Dunning, Martin, Walker and Zucchet each served as members of our O&C Committee during 2022. Two of our O&C Committee members, Mr. Martin and Mr. Zucchet, are not classified as Disinterested Directors under the standards set forth in the Limited Liability Company Agreement. Mr. Martin is the chairman, chief executive officer and president of Sempra, and was designated to serve on our board of directors by Sempra (through Oncor Holdings). Mr. Zucchet is employed by OMERS Infrastructure Management Inc., an affiliate of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company. Mr. Zucchet was designated to serve on our board of directors by Texas Transmission. No member of the O&C Committee is or has ever been one of our officers or employees.

Mr. Walker is the chief executive officer of the Dallas Citizens Council, a 501(c)(6) non-profit organization made up of over 150 chief executive officers and other top business leaders in North Texas that focuses on advancing public policy issues impacting the Dallas area. Oncor is a dues paying member and has served as a corporate sponsor of the annual meeting of the Dallas Citizens Council and Mr. Nye, our CEO, serves on the board of directors of the Dallas Citizens Council.

COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the aggregate compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2022, 2021 and 2020 in which they served as a Named Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
E. Allen Nye, Jr.
Chief Executive	2022	1,085,417	-	6,182,635	4,396	143,266	7,415,714
	2021	1,034,167	-	4,563,272	108,664	163,883	5,869,986
	2020	977,750	-	4,005,135	161,162	115,228	5,259,275
Don J. Clevenger
Senior Vice President & Chief Financial Officer	2022	618,083	-	1,955,474	-	88,246	2,661,803
	2021	578,333	-	1,358,229	46,188	83,450	2,066,200
	2020	544,750	-	1,335,936	94,669	87,053	2,062,408
Deborah L. Dennis
Senior Vice President, Chief Customer Officer & Chief HR Officer	2022	451,250	-	931,908	-	77,406	1,460,564
	2021	426,083	-	751,908	494,847	75,250	1,748,088
	2020	405,667	-	760,382	844,090	69,250	2,079,389
James A. Greer
Executive Vice President & Chief Operating Officer	2022	629,167	-	2,118,478	-	82,276	2,829,921
	2021	593,917	-	1,611,423	1,651,389	89,110	3,945,839
	2020	569,917	-	1,491,156	1,811,239	73,945	3,946,257
Matthew C. Henry
Senior Vice President, General Counsel & Secretary	2022	617,083	-	1,761,719	19,544	69,168	2,467,514
	2021	581,917	-	1,452,404	60,441	80,001	2,174,763
	2020	558,833	888,470	1,389,031	60,235	63,223	2,959,792

______________

(1)Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, as described in the Grants of Plan-Based Awards – 2022 table below. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amounts in this column for 2022 represent awards to be paid in 2023 that were earned by the executive for the 2020-2022 performance period. The below table reflects the amounts paid with respect to each plan’s performance period ending on December 31, 2022.

Name	Executive Annual Incentive Plan ($)	Long-Term Incentive Plan ($)
E. Allen Nye, Jr.	1,439,260	4,743,375
Don J. Clevenger	532,724	1,422,750
Deborah L. Dennis	388,932	542,976
James A. Greer	542,278	1,576,200
Matthew C. Henry	531,863	1,229,856

(2)Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan. With respect to the Oncor Retirement Plan, Ms. Dennis and Mr. Greer participate in the traditional defined benefit component and Messrs. Nye, Clevenger, and Henry participate in the cash balance component. With respect to 2022, the aggregate change in actuarial value decreased for Messrs. Clevenger ($84,767) and Greer ($1,779,889) and Ms. Dennis ($893,349). Such negative amounts have not been included in this column in accordance with applicable SEC guidance. There are no above-market or preferential earnings for nonqualified deferred compensation. For a more detailed description of these plans and the calculation of actuarial value, see “—Compensation Elements—Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.

(3)Amounts reported as “All Other Compensation” for 2022 are attributable to the executive’s receipt of certain compensation as described in the following table:

2022 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)(a)	Salary Deferral Program Company Match ($)(b)	Perquisites ($)(c)	Total ($)
E. Allen Nye, Jr.	18,205	86,833	38,228	143,266
Don J. Clevenger	16,947	49,447	21,852	88,246
Deborah L. Dennis	13,640	36,100	27,666	77,406
James A. Greer	13,774	50,333	18,169	82,276
Matthew C. Henry	16,946	49,367	2,855	69,168

______________

(a)Amounts represent company matching amounts under our thrift plan. For a more detailed description of the thrift plan, see “—Compensation Elements—Deferred Compensation and Retirement Plans—Thrift Plan.”

(b)Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation – 2022 table below for a more detailed description of the Salary Deferral Program.

(c)Amounts reported under this column represent the aggregate amount of incremental cost to Oncor for the perquisites received by each Named Executive Officer, minus any reimbursed amounts. These incremental costs consist of (i) executive physicals and related health tests for each of Messrs. Nye, Clevenger and Greer and Ms. Dennis, (ii) financial planning services for each of Messrs. Nye and Greer and Ms. Dennis, (iii) country club/luncheon club dues for Messrs. Nye, Clevenger and Henry and Ms. Dennis, (iv) event tickets for a spouse to accompany the executive at a business event for each of Messrs. Nye, Clevenger, Greer, and Henry and Ms. Dennis, and (v)sporting event tickets, parking and related costs associated with personal use of the Company’s suite at a sports arena for Mr. Nye. For a summary discussion of the perquisites offered to our executive officers, see “—Compensation Elements—Perquisites and Other Benefits.”

Grants of Plan-Based Awards – 2022

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2022.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	542,707	1,085,415	1,628,122
Long-Term Incentive Plan (2)	1,944,000	3,888,000	5,832,000
Don J. Clevenger
Executive Annual Incentive Plan (1)	200,877	401,753	602,630
Long-Term Incentive Plan (2)	568,875	1,137,750	1,706,625
Deborah L. Dennis
Executive Annual Incentive Plan (1)	146,656	293,312	439,968
Long-Term Incentive Plan (2)	233,480	466,960	700,440
James A. Greer
Executive Annual Incentive Plan (1)	204,479	408,958	613,437
Long-Term Incentive Plan (2)	579,050	1,158,100	1,737,150
Matthew C. Henry
Executive Annual Incentive Plan (1)	200,552	401,103	601,655
Long-Term Incentive Plan (2)	451,904	903,808	1,355,712

________________

(1)The amounts reported reflect the threshold, target, and maximum amounts available under the Executive Annual Incentive Plan.  The O&C Committee set performance levels and metrics for the plan and individual target amounts in February 2022 and final award payout amounts were determined by the O&C Committee in February 2023. The actual awards for the 2022 plan year will be paid in March 2023 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Threshold payout amounts for the Executive Annual Incentive Plan reflect the minimum final funding percentage of 50% multiplied by the target award. Maximum payout amounts for the Executive Annual Incentive Plan reflect a final funding percentage of 150% multiplied by the target award. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2022 plan year awards. The Executive Annual Incentive Plan provides that the final funding percentage for awards under the plan cannot exceed 150%. It is the intent of the O&C Committee to administer the plan so that application of any individual performance modifiers (which under the plan may be plus or minus 50%) would not result in payouts of more than 150% of target award. However, the O&C Committee has discretion in how it administers the plan and could adjust payout maximums as it deems necessary.

(2)The amounts reported reflect the threshold, target, and maximum amounts available for award grants made in 2022 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2022 and any final awards will be payable on or before April 1, 2025 based on achievement of performance goals for the 2022-2024 performance period, as discussed in more detail below under “—Long-Term Incentive Plan.” Under the Long-Term Incentive Plan, threshold payout amounts reflect the minimum final funding percentage of 50% multiplied by the target award. Under the Long-Term Incentive Plan, maximum payout amounts are limited to 150% of the target award. Actual awards for the 2020-2022 performance period will be paid on or before April 1, 2023 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Executive Annual Incentive Plan 2022 Awards

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual award for the successful attainment of certain annual performance goals and business objectives that are established by the O&C Committee. Elected officers of the company and other specified key employees are eligible to participate in the Executive Annual Incentive Plan provided they are employed by us for a period of at least three full months during a January 1 to December 31 plan year. The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan. Participants who die, become disabled or retire during a plan year are eligible to receive prorated awards under the plan for that plan year provided they completed at least three full months of employment in such plan year. Any awards to executive officers are in the sole discretion of the O&C Committee, and those awards are prorated for the number of months in which the individual was employed by the company in such plan year.

To calculate awards, a final funding percentage is determined by the O&C Committee based on the performance levels achieved for the operational metrics set by the O&C Committee. The target award for each participant in the Executive Annual Incentive Plan is then multiplied by the final funding percentage and any individual performance modifier to determine the final Executive Annual Incentive Plan award for each such participant. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2022 plan year awards.

For 2022, the O&C Committee used four operational metrics, which are set forth in the table below, to determine a final funding percentage.

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

The O&C Committee determined the weighting of each of those operational metrics within the total weighted operational metric funding percentage and the threshold, target, superior, and/or aspirational performance goals for each operational metric. The achievement of certain threshold, target, superior and aspirational performance levels, where applicable, results in funding for a specific operational metric of 50%, 100%, 150%, and 200%, respectively. Failure to achieve the threshold level for any operational metric results in 50% funding for that specific operational metric. Once the threshold level has been achieved, actual results between each level result in a funding percentage based on the percentage of the target achieved, determined on a straight line interpolation basis (up to 150% for achievement of the superior performance level and, where applicable, 200% for achievement of the aspirational performance level). The Executive Annual Incentive Plan provides that if the total weighted operational metric funding percentage is more than 150%, the final funding percentage is 150%. For 2022, the weighting, actual results and funding percentages for the operational metrics under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Aspirational(4)	Actual Results	Funding Percentage(5)
Safety
DART(6)	35%	0.77	N/A	0.29	0.00	0.24	55.5%
Reliability (measured in minutes)
Non-storm SAIDI (minutes)(7)	35%	96.3	N/A	66.0	N/A	75.0	42.1%
Operational Efficiency – O&M Cost Per Customer (measured in $ per customer)
O&M and SG&A Per Customer(8)	10%	$218.62	$214.41	<=$210.21	N/A	$219.46	5.0%
Infrastructure Readiness
Capital expenditures per three year average kW peak	20%	95.00%, 105.00%	97.00%, 103.00%	98.00%, 102.00%	N/A	100.82%	30.0%
		Final Funding Percentage					132.6%

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

(6)DART threshold and superior performance goals were set by the O&C Committee in February 2022 as industry average and industry top quartile, respectively. In February 2023, the O&C Committee certified the specific performance goal amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry DART rates for 2017-2021.

(7)Non-storm SAIDI threshold and superior goals were set by the O&C Committee in February 2022 as the Oncor service area 2022 PUCT reliability standard in accordance with 16 Texas Administrative Code § 25.52 and the midpoint between the 2022 top quartile and top decile industry non-storm SAIDI performance, respectively. In February 2023, the O&C Committee certified the specific performance goal amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry non-storm SAIDI performance for 2017-2021.

(8)In its calculations of this operational metric, the O&C Committee excluded from both goals and results regulatory mandated cost of service expenses, energy efficiency expenses, third-party network transmission fees (which are recovered through tariff adjustments) and excess costs of grid studies and services (which are recovered from requesting third parties). The O&C committee also excluded from results certain spending that was accelerated into 2022 to offset expense pressure anticipated in 2023.

For 2022, the final funding percentage was 132.6%, based on the performance levels achieved for the operational metrics. To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of actual base salary, is multiplied by the final funding percentage and any individual performance modifier. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include new or unexpected responsibilities, company achievement of operational measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2022 plan year awards.

Long-Term Incentive Plan

The Long-Term Incentive Plan is intended to promote the long-term interests and growth of Oncor by attracting and retaining management and other key personnel. Administration of the Long-Term Incentive Plan has been delegated to the O&C Committee by our board of directors. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36-month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion. The initial participants for each performance period shall be determined by the O&C Committee within a reasonable period of time after the commencement date of a performance period, but in no event later than six months after the commencement date of such performance period; although additional participants for a performance period may be determined by the O&C Committee after the selection of initial participants for that performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within a reasonable period of time after the commencement date of a performance period, but in no event later than six months after the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units. Performance goals may also be determined on an absolute basis or on the basis of internal goals, levels attained in prior years, other companies or indices, or as ratios expressing relationships between two or more performance goals.

2022 Grants of Long-Term Incentive Awards

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2022 for the 2022-2024 performance period consist of: (1) the aggregate weighted operational performance goal percentage consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding extraordinary items outside of the ordinary course of our business as approved by the O&C Committee) during the performance period, using the adjusted net income for the 2021 fiscal year as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value.

The safety metric promotes the health and welfare of our employees, and lowering the number of accidents also reduces our operating costs, which in turn contributes to lower rates for our customers. The reliability metric promotes our commitment to minimizing service interruptions to our customers, as the lower the SAIDI level for the year, the greater our customers’ service level and satisfaction. The net income growth adder serves to measure our company growth over the performance period. The safety and reliability metric performance achievement are each subject to a 45% weighting, and then added to the actual net income growth adder percentage, as set forth below.

2022 - 2024 Performance Period (awards granted in 2022, payable in 2025)
Weighting	Performance Metric	Performance Goal(1)(2)
45%	Safety – measured by DART (average rate)	Threshold:	Industry Average
		Superior:	Industry Top Quartile
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI (minutes)	Threshold:	Oncor’s PUCT System Reliability Standard –288.9
		Superior:	Midpoint between Top Quartile and Top Decile SAIDI
		Aspirational:	N/A
Plus:
Actual %	Net Income Growth Adder – Growth Rate ‘21-‘24(3)
		2021 Baseline:	$797.4 million

__________

(1)For the years 2022 and 2023 in the performance period, industry performance will be determined by the O&C Committee using industry performance data for each respective year. For 2024, industry performance will be calculated based on a projected linear trend utilizing industry rates for 2019-2023.

(2)The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific operational metric of 50%, 150% and 200%, respectively.

(3)The net income growth adder is calculated as the actual percentage in net income growth from the 2021 baseline through 2024, weather-normalized and excluding extraordinary items outside of the ordinary course of our business as approved by the O&C Committee.

The final funding percentage for long-term incentive awards granted in 2022 is the sum of the aggregate weighted operational performance goal percentage and the net income growth adder percentage. The amount of each Long-Term Incentive Plan award is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

Certification of performance goal amounts and performance goal achievement will be determined by the O&C Committee in the first quarter of 2025.

2020 Grants of Long-Term Incentive Awards

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2020 for the 2020-2022 performance period consist of: (1) the aggregate weighted operational performance goal percentage consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding extraordinary items outside of the ordinary course of business as approved by the O&C Committee) during the performance period, using the adjusted net income for the 2019 fiscal year as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value.

In February 2023, the O&C Committee certified the performance goal amounts and the level of attainment of performance goals established for long-term incentive awards granted in 2020 with a performance period that ended on December 31, 2022. The performance goals achieved for the 2020-2022 performance period were certified by the O&C Committee as follows:

2020 - 2022 Performance Period (awards granted in 2020, payable in 2023)
Weighting	Performance Metric	Performance Goal(2)		Actual	Achievement(3)
45%	Safety – measured by DART; (average rate)(1)	Threshold:	0.76	0.27	69.7%
		Superior:	0.30
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI (minutes)(1)	Threshold:	325.5	232.9	67.5%
		Superior:	232.8
		Aspirational:	162.8
Plus:
Actual %	Net Income Growth Adder – Growth Rate ‘19-‘22(4)
		2019 Baseline:	$686.5 million	$844.3	23.0%

Final Funding Percentage					150%(5)

__________

(1)DART threshold, superior, and aspirational performance goals were set by the O&C Committee in February 2020 as industry average, industry top quartile, and 0.00, respectively. Non-storm SAIDI threshold, superior, and aspirational performance goals were set by the O&C Committee in February 2020 as industry 2nd quartile, industry top quartile and top decile, respectively. For the years 2020 and 2021 in the performance period, industry performance for the performance goals was determined using actual industry results for each respective year. For 2022, industry performance for the performance goals was calculated based on a projected linear trend utilizing industry rates for 2017-2021. In February 2023, the O&C Committee certified the specific performance goal amounts.

(2)The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific operational metric of 50%, 150% and 200%, respectively.

(3)Achievement reflects actual performance after taking into account applicable modifiers.

(4)For purposes of the net income growth adder, the 2019 baseline set by the O&C Committee was our 2019 net income adjusted for weather and the annualized impacts related to the 2019 acquisition of InfraREIT, Inc. and excludes certain pension and OPEB costs, special project costs and the tax effect of certain adjusted items. For purposes of the net income growth adder, the 2022 net income approved by the O&C Committee was adjusted for weather and excludes certain pension and OPEB costs, special project costs, certain spending that was accelerated into 2022 to offset expense pressure anticipated in 2023 and the tax effect of certain adjusted items.

(5)As a result of the aggregate achievement being 160.2%, which is greater than the maximum 150.0% allowed by the Long Term Incentive Plan, the O&C Committee adjusted the financial funding percentage to be 150.0% for the 2020-2022 performance period.

For the awards payable to each Named Executive Officer, see “—Compensation Elements—Long-Term Incentives.”

Other Terms of the Long-Term Incentive Plan

The Long-Term Incentive Plan encourages retention of executive officers and key employees by stipulating performance periods of generally 36 months. Participants must be continuously employed by us through the last day of the performance period in order to receive a long-term incentive award for that performance period. If a participant is employed by us on the last day of the performance period but his or her employment terminates for any reason other than by us for cause prior to the payment of the award for that performance period, the participant will be entitled to receive payment of the award. In the event a participant is terminated by us for cause, the participant will forfeit any unpaid Long-Term Incentive Plan award. Cause has the definition assigned to such term in any employment agreement or change-in-control agreement in effect between the participant and us or any other surviving entity in any change in control transaction or any affiliate thereof which employs the participant at the time of and/or following a change in control (Surviving Entity). If no such agreement exists, cause is defined as (i) the participant engaging in conduct in carrying out his or her employment duties to the Surviving Entity that constitutes (a) a breach of fiduciary duty to the Surviving Entity or its equity holders, (b) gross neglect, or (c) gross misconduct resulting in material and objectively determinable damage to the business of the Surviving Entity, or (ii) the indictment of the participant for, or the participant’s plea of nolo contendere to, a felony or misdemeanor involving moral turpitude. In addition, the Long-Term Incentive Plan provides that a termination shall not constitute a termination for cause for a participant unless the participant has received written notice specifying the alleged misconduct constituting cause, the participant has been given an opportunity to be heard by the board of directors of the Surviving Entity, as applicable, and following such hearing, the applicable board of directors determines in good faith and by at least a two-thirds vote that the termination for cause is appropriate under the circumstances.

The Long-Term Incentive Plan defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the PUCT approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the Limited Liability Company Agreement).

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

If a participant’s employment is terminated for reasons other than death, disability, retirement or following a change in control prior to the last day of the performance period, all of such participant’s outstanding and unpaid Long-Term Incentive Plan awards will be cancelled. Upon a termination due to death, disability or retirement, for each outstanding Long-Term Incentive Plan unpaid award, the participant (or his or her beneficiary in the case of death) will be entitled to receive, on the same date as awards are paid for that period to other participants, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on actual performance of Oncor during the performance period. In the event of a separation from service within two years following a change in control that is initiated by the Surviving Entity for any reason other than for cause, or initiated by the participant for good reason, a participant shall be entitled to receive an award equal to the product of (i) a fraction, the numerator of which is the number of days in the performance period up to and including the date of the separation of service and the denominator of which is the number of days in the entire performance period, and (ii) the Long-Term Incentive Plan award for such performance period based on target performance, which amount will be paid at the same time as paid to current participants, unless the applicable change in control meets certain change in ownership or control provisions of Section 409A(a)(2)(A)(v) of the Code, in which case the amounts will be payable within 60 days following the participant’s separation from service.

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

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits in connection with, or following, the retirement of our Named Executive Officers for the fiscal year ended December 31, 2022:

Name	Plan Name	Number of Years Accredited Service(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(2)
E. Allen Nye, Jr.	Oncor Retirement Plan	11.00	151,783	-
	Supplemental Retirement Plan	11.00	557,870	-
Don J. Clevenger	Oncor Retirement Plan	17.67	242,462	-
	Supplemental Retirement Plan	17.67	302,660	-
Deborah L. Dennis	Oncor Retirement Plan	43.08	3,646,563	-
	Supplemental Retirement Plan	43.08	1,654,648	-
James A. Greer	Oncor Retirement Plan	37.50	2,653,981	-
	Supplemental Retirement Plan	37.50	5,541,375	-
Matthew C. Henry	Oncor Retirement Plan	3.75	53,456	-
	Supplemental Retirement Plan	3.75	108,604	-

_____________

(1)Accredited service for each of the plans is determined based on an employee’s age and hire date. Employees hired by Oncor or certain affiliates prior to January 1, 1985 became eligible to participate in the plan the month after their completion of one year of service and attainment of age 25. Employees hired after January 1, 1985 became eligible to participate in the plan on the first day of the month coincident with, or next following, the date on which they complete at least one year of service and attain age 21.

(2)While no payments were made to the Named Executive Officers under the Supplemental Retirement Plan in 2022, distributions were made from Messrs. Nye, Clevenger and Henry’s accounts in December 2022 to pay required Federal Insurance Contributions Act (FICA) taxes with respect to the participant’s respective accrued benefit in the cash balance component of the plan.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2022 to Ms. Dennis and Mr. Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Messrs. Nye, Clevenger, and Henry, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2022 of each Named Executive Officer’s Oncor Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2022. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been and may continue to be modified to address the applicable requirements under Section 409A of the Code and related guidance.

The present value of accumulated benefits for the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under either the Oncor Retirement Plan or Supplemental Retirement Plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 50% will elect a 100% joint and survivor annuity and 50% will elect a single life annuity. Post-retirement mortality was based on the Pri-2012 amounts weighted mortality table projected generationally from 2012 with scale MP-2021. A discount rate of 4.93% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.00% and then discounted back to December 31, 2022, at 4.93%. For married executives, it is assumed that 85% will elect a lump sum, 5% will elect a joint and survivor annuity and 10% will elect a single life annuity. Post-retirement mortality for annuity recipients was based on the Pri-2012 amounts-weighted mortality table projected generationally from 2012 with scale MP-2021. No pre-retirement mortality or turnover assumptions were applied.

The present values of accumulated benefits for the Supplemental Retirement Plan as of December 31, 2022 were offset by the permissible distribution made on December 30, 2022 to satisfy FICA taxes.

Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service. Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62. As Mr. Greer has achieved age 62 and has over 15 years of service, he is eligible for retirement and his retirement benefits would not be subject to any retirement benefit payment reduction. As Ms. Dennis has achieved age 65, she is eligible for normal retirement and her full retirement benefits. Participants in the cash balance component of the Oncor Retirement Plan can receive their benefit upon retirement or upon separation of service with the company.

Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable upon the later of (i) a fully vested participant’s separation from service or (ii) the date a fully vested participant would have achieved ten years of accredited service if the participant had remained in continuous employment and not experienced a separation of service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan. However, for either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable as soon as reasonably practical and within 90 days following a separation of service if the lump sum present value of the participant’s total vested benefit amount is less than the dollar amount under the applicable provision of the Code ($20,500 in 2022). Benefits under the Supplemental Retirement Plan are only available to our executive officers and other specified key employees.

Nonqualified Deferred Compensation – 2022

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2022:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Salary Deferral Program	86,833	86,833	(209,586)	(158,494)	1,086,065
Don J. Clevenger
Salary Deferral Program	49,447	49,447	(144,858)	(161,064)	711,880
Deborah L. Dennis
Salary Deferral Program	36,100	36,100	(269,060)	-	1,345,183
James A. Greer
Salary Deferral Program	50,333	50,333	(155,067)	(184,061)	798,471
Matthew C. Henry
Salary Deferral Program	49,367	49,367	(45,927)	-	444,010

_______________

(1)Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.

(2)Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.

(3)$160,953, $89,847, $66,540, $93,107 and $91,260 represent company match awards for 2020 and 2021 for Mr. Nye, Mr. Clevenger, Ms. Dennis, Mr. Greer, and Mr. Henry, respectively, which are included as compensation in the Summary Compensation Table in the applicable year earned.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($140,630 for the program year beginning January 1, 2022) may elect to defer up to 50% of annual base salary and/or up to 85% of any bonus or incentive award. This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of base salary deferred under the Salary Deferral Program. Oncor does not match deferred bonus or incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor. The definitions of “cause,” “change in control,” and “good reason” are substantially consistent with the same definitions in the Change in Control Policy, see “—Potential Payments upon Termination or Change in Control—Change in Control Policy.” Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination of employment including due to retirement, voluntary, for cause, death, disability, without cause, or termination after a change in control of Oncor for good reason or without cause. The amounts shown below for our current Named Executive Officers assume that such a termination of employment and/or change in control occurred on December 31, 2022.

In 2022, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below. In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause, death, disability, retirement at the age of 62 or later, or termination for good reason following a change in control. The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from termination without cause, death, disability, retirement at the age of 62 or later or a termination for good reason following the occurrence of a change in control. Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation – 2022 table above. For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation – 2022 table and the narrative following such table.

Messrs. Nye, Clevenger and Henry participate in the cash balance component of the Oncor Retirement Plan and as a result can elect to receive their Oncor Retirement Plan benefits as a lump sum upon separation of service with the company. In addition, since Messrs. Nye, Clevenger and Henry are fully vested, each would receive their Supplemental Retirement Plan benefits as a lump sum upon such separation of service. Ms. Dennis and Mr. Greer participate in the traditional defined benefit component of the Oncor Retirement Plan. Since Mr. Greer has satisfied the age requirement and 15 years of accredited service, he is eligible to retire early upon termination of employment. Since Ms. Dennis has reached age 65 and achieved 15 years of accredited service, she is eligible to retire upon termination of employment. No additional potential payments will be triggered by any termination of employment or change in control, and as a result no amounts are reported in the tables below for such retirement plans. For a more detailed discussion of the terms of the Oncor Retirement Plan and Supplemental Retirement Plan, see the Pension Benefits table above and the narrative following the Pension Benefits table.

All our Named Executive Officers participate in benefit plans for group term life insurance and accidental death and disability. Any benefits received under these policies are paid to the beneficiary by a third-party provider.

1. Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	5,546,244	7,776,658
Executive Annual Incentive Plan	-	-	1,085,415	1,085,415	-	-
Salary Deferral Program(3)	-	-	543,033	543,033	543,033	543,033
Long-Term Incentive Plan(4)	3,162,250	-	6,863,948	6,863,948	6,863,948	6,863,948

Health & Welfare
− Medical/COBRA	-	-	-	-	69,408	69,408
− Dental/COBRA	-	-	-	-	4,137	4,137
Outplacement Assistance	-	-	-	-	40,000	40,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$3,162,250	$-	$8,492,396	$8,492,396	$13,066,770	$15,297,184

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

2. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	1,053,753	3,563,012
Executive Annual Incentive Plan	-	-	401,753	401,753
Salary Deferral Program(3)	-	-	355,119	355,119	355,119	355,119
Long-Term Incentive Plan(4)	948,500	-	1,999,275	1,999,275	1,999,275	1,999,275
Health & Welfare
− Medical/COBRA	-	-	-	-	46,272	46,272
− Dental/COBRA	-	-	-	-	2,758	2,758
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$948,500	$-	$2,756,147	$2,756,147	$3,482,177	$5,991,436

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

3. Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	1,025,231	1,831,936
Executive Annual Incentive Plan	293,312	-	-	293,312	293,312	-	-
Salary Deferral Program(4)		-	-	-	-	-	-
Long-Term Incentive Plan(5)	811,894	361,984	-	811,894	811,894	811,894	811,894

Health & Welfare
− Medical/COBRA	-	-	-	-	-	31,512	31,512
− Dental/COBRA	-	-	-	-	-	1,823	1,823
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	$1,105,206	$361,984	$-	$1,105,206	$1,105,206	$1,895,460	$2,702,165

_________________

(1)Ms. Dennis participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because she has reached age 65 and achieved 15 years of accredited service, under the terms of the plans she is eligible to retire upon termination of employment and her retirement benefits would not be subject to any retirement benefit payment reduction.

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

4. Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement(1)	Voluntary	For Cause	Death	Disability	Without Cause(2)	Without Cause or For Good Reason in Connection with Change in Control(3)

Cash Severance	-	-	-	-	-	1,200,308	3,627,832
Executive Annual Incentive Plan	408,958	-	-	408,958	408,958	-	-
Salary Deferral Program(4)	-	-	-	-	-	-	-
Long-Term Incentive Plan(5)	2,166,438	1,050,800	-	2,166,438	2,166,438	2,166,438	2,166,438

Health & Welfare
− Medical/COBRA	-	-	-	-	-	46,272	46,272
− Dental/COBRA	-	-	-	-	-	2,742	2,742
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	$2,575,396	$1,050,800	$-	$2,575,396	$2,575,396	$3,440,760	$5,868,284

_________________

(1)Mr. Greer participates in the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan, and because he has reached age 62 and achieved 15 years of accredited service, under the terms of the plans he is eligible to retire upon termination of employment and his retirement benefits would not be subject to any retirement benefit payment reduction.

(2)Reflects amounts payable pursuant to the Severance Plan.

(3)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.

(4)Mr. Greer is fully vested in the Salary Deferral Program as a result of his eligibility to retire upon termination of employment, and therefore no additional vesting would occur as a result of any termination of his employment.

(5)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan and assumes that target performance for each performance period was met.

5. Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	1,052,103	3,557,412
Executive Annual Incentive Plan	-	-	401,103	401,103	-	-
Salary Deferral Program(3)			222,005	222,005	222,005	222,005
Long-Term Incentive Plan(4)	819,904	-	1,689,915	1,689,915	1,689,915	1,689,915

Health & Welfare
− Medical/COBRA	-	-	-	-	46,272	46,272
− Dental/COBRA	-	-	-	-	2,758	2,758
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$819,904	$-	$2,313,023	$2,313,023	$3,038,053	$5,543,362

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

The Change in Control Policy defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor’s equity by a wholly-owned subsidiary of Sempra; (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the PUCT approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the Limited Liability Company Agreement).

Our executive officers are eligible to receive the following under the Change in Control Policy:

•A one-time lump sum cash severance payment in an amount equal to the greater of (i) a multiple (three times for our chief executive, executive vice presidents, chief financial officer and general counsel (Messrs. Nye, Clevenger, Greer, and Henry), and two times for each other executive officer) of the sum of the executive’s (a) annualized base salary and (b) target annual incentive award for the year of termination or resignation, or (ii) the amount determined under Oncor’s severance plan for non-executive employees (which pays two weeks of an employee’s pay for every year of service up to the 20th year of service, and three-weeks’ pay for every year of service above 20 years of service);

•A cash bonus in an amount equal to a pro rata portion of the executive’s target annual incentive award for the year of termination;

•Continued coverage at our or the Surviving Company’s expense, as applicable, under our health care benefit plans for the applicable COBRA period with the executive’s contribution for such plans being at the applicable employee rate for 18 months (unless and until the executive becomes eligible for benefits with another employer) and, if the executive is covered under our healthcare plans through the end of such period, at the end of such continued coverage the executive may continue participation in our health care plans at the applicable COBRA rate for 18 months, in the case of the CEO, or six months, in the case of each other executive, and Oncor or the Surviving Company, as applicable, will reimburse the executive the monthly difference between the applicable employee rate for such coverage and the COBRA rate paid by the executive for such period;

•Outplacement assistance at our expense for 18 months, in the case of the CEO, or one year, in the case of the other executive officers, up to a maximum of $40,000 for the CEO, and $25,000 for other executives;

•Reimbursement of reasonable legal fees and expenses incurred by an executive in disputing in good faith the benefits under the Change in Control Policy, up to a maximum of $250,000 for each executive;

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

The Change in Control Policy attaches a form of an agreement and release that each executive is required to sign prior to receipt of benefits under the Change in Control Policy, and such form of agreement and release contains a one year non-solicitation period and provisions regarding confidentiality and non-disparagement. For a period of one year after a termination contemplated by the policy, a participant may not recruit, solicit, induce, encourage or in any way cause any employee, consultant or contractor engaged by Oncor or any affiliate to terminate his or her relationship with Oncor. The Change in Control Policy may be amended by our board of directors or a duly authorized committee of our board of directors at any time, except that any amendments that adversely affects the benefits available to eligible participants cannot be made within 24 months of a change in control or while the company is in the process of negotiating a potential transaction or event which, if consummated, would constitute a change in control.

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

•Outplacement assistance at the company’s expense for 18 months, in the case of the CEO, or one year, in the case of other executive officers, up to a maximum of $40,000 for the CEO, and $25,000 for other executives; and

•Any vested accrued benefits to which the executive is entitled under Oncor’s employee benefits plans.

In order to receive benefits under the plan, a participant must enter into an agreement and release within 45 days of being notified by us of such participant’s eligibility to receive benefits under the plan. The Severance Plan also provides that for a period of one year after a termination contemplated by the plan, a participant may not recruit, solicit, induce or in any way cause any employee, consultant or contractor engaged by Oncor to terminate his or her relationship with Oncor. The Severance Plan also contains provisions relating to confidentiality and non-disparagement.

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan-Based Awards – 2022 table.

Salary Deferral Program

For information concerning vesting upon a change of control and termination for good reason, see the narrative that follows the Nonqualified Deferred Compensation – 2022 table.

CEO Pay Ratio for Fiscal Year 2022

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2022, as shown in the Summary Compensation Table above, was $7,415,714.

The median Oncor employee’s annual total compensation in 2022 (other than Mr. Nye) was $141,535, calculated using the same methodology as used in the calculation of the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor thrift plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2022 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2022 was 52:1, when calculated in a manner consistent with Item 402(u) of Regulation S-K.

Identification of Median Employee

We identified a median employee in 2021, Because there have been no meaningful changes to our employee population or employee compensation arrangements that we reasonably believe would significantly affect the pay ratio disclosure, we have used the same median employee identified in 2021. For purposes of determining the median Oncor employee in 2021, we evaluated all employees, other than Mr. Nye, employed by Oncor as of October 31, 2021 and calculated each such employee’s total cash compensation received through October 31, 2021. Total cash compensation consists of base pay, any incentive compensation, bonuses, and any other cash payments, including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts. We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2021. The total compensation of each employee other than Mr. Nye was then ranked lowest to highest to determine the median employee.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2023, the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor. In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

•Our annual cash incentive programs for both executives and non-executives and long-term incentives for eligible employees under our Long-Term Incentive Plan are subject to maximum payout levels of 150%, which help avoid excessive total compensation and reduce the incentive to engage in unnecessarily risky behavior.

•We place an emphasis on individual, non-financial performance metrics in determining individual compensation amounts through annual incentive performance modifiers that can adjust awards upward or downward, which serves to restrain the influence of objective factors on incentive pay and also provides management (in the case of non-executive employees) and the O&C Committee (in the case of executive employees) the discretion in certain situations to adjust compensation downward if behaviors are not consistent with Oncor’s business values and objectives.

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

Director Compensation

The O&C Committee determines compensation for members of our board of directors. Directors who are current officers of Oncor and the member directors designated by each of Sempra (through Oncor Holdings) and Texas Transmission to serve on our board of directors do not receive any fees for their service as a director. See “Item 10. Directors, Executive Officers and Corporate Governance—Director Appointments” for information regarding the designation of member directors. Oncor reimburses all directors for reasonable expenses incurred in connection with their services as directors.

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2022, other than E. Allen Nye, Jr., whose compensation from Oncor is discussed in “—Compensation Discussion and Analysis” and “—Compensation Tables.” Mr. Nye did not receive any compensation for his service on our board of directors.

Name	Total Fees Earned or Paid in Cash ($)
Thomas M. Dunning (1)	272,500
Robert A. Estrada (2)	262,500
Printice L. Gary (3)	242,500
William T. Hill, Jr. (4)	257,500
Timothy A. Mack (5)	260,000
Jeffrey W. Martin (6)	—
Trevor I. Mihalik (7)	—
Helen M. Newell (8)	—
Alice L. Rodriguez (9)	242,500
Robert S. Shapard (10)	342,500
W. Kelvin Walker (11)	242,500
Steven J. Zucchet (12)	—

_______________

(1)Mr. Dunning’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 for serving as a member of our board of directors, (ii) $62,500 for the last quarter of 2022 for serving as a member of our board of directors, and (iii) $7,500 for each quarter of 2022 for serving as our Lead Disinterested Director.

(2)Mr. Estrada’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $62,500 for the last quarter of 2022 (of which $3,750 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $5,000 for each quarter of 2022 for serving as chair of the Audit Committee of our board of directors.

(3)Mr. Gary’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $62,500 for the last quarter of 2022 (of which $3,750 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(4)Mr. Hill’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $62,500 for the last quarter of 2022 (of which $3,750 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $3,750 for each quarter of 2022 for serving as chair of the Governance and Sustainability Committee (renamed in April 2022, formerly known as the Nominating and Governance Committee) of our board of directors.

(5)Mr. Mack’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $62,500 for the last quarter of 2022 (of which $3,750 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $4,375 for each quarter of 2022 for serving as chair of the O&C Committee of our board of directors.

(6)Mr. Martin was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018. Mr. Martin does not receive any compensation from Oncor for serving as a member of our board of directors.

(7)Mr. Mihalik was designated to serve on our board of directors by Sempra (through Oncor Holdings) effective March 2020. Mr. Mihalik does not receive any compensation from Oncor for serving as a member of our board of directors.

(8)Ms. Newell was designated to serve on our board of directors by Texas Transmission in July 2019. Ms. Newell does not receive any compensation from Oncor for serving as a member of our board of directors.

(9)Ms. Rodriguez’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 (of which $3,600 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $62,500 for the last quarter of 2022 (of which $3,750 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(10)Mr. Shapard’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $62,500 for the last quarter of 2022 (of which $3,750 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (ii) $25,000 for each quarter of 2022 (of which $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings) for serving as non-executive Chairman of our board of directors. Mr. Shapard, who retired as Oncor’s CEO in 2018, receives certain payments from Oncor attributable to his prior service as an employee under the Salary Deferral Program as well as certain healthcare premium reimbursements pursuant to our previous executive change in control policy. As these payments are attributable solely to his previous employment as an officer and are not related to his service as a director, these amounts are not included in this table as director compensation.

(11)Mr. Walker’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $60,000 for each of the first three quarters of 2022 (of which $3,600 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $62,500 for the last quarter of 2022 (of which $3,750 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(12)Mr. Zucchet was designated to serve on our board of directors by Texas Transmission in November 2008. Mr. Zucchet does not receive any compensation from Oncor for serving as a member of our board of directors.

The O&C Committee determines director compensation for the Disinterested Directors on our board of directors and our non-executive Chairman of the board of directors. All director fees are paid quarterly, in arrears. Each Disinterested Director and our non-executive Chairman receive a fee for serving on our board of directors. In addition, the chair of each committee, our Lead Disinterested Director, and our non-executive Chairman each receive additional fees for serving in such roles. For the first three quarters of 2022 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $60,000, of which amount $3,600 for each of the directors who also served on the board of directors of Oncor Holdings (which consisted of Ms. Rodriguez and Messrs. Estrada, Gary, Hill, Mack, Shapard, and Walker) was attributable, based on the quarters served, to such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. For the last quarter of 2022 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $62,500, of which amount $3,750 for each of the directors who also served on the board of directors of Oncor Holdings was attributable to such directors’ service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. See below for a further discussion on the changes to the fee received by the Disinterested Directors and our non-executive Chairman for serving as a member of our board of directors and the board of directors of Oncor Holdings. In addition, for each quarter of 2022, the chair of the Audit Committee (Mr. Estrada) received an additional $5,000 quarterly fee, the chair of the Governance & Sustainability Committee (Mr. Hill) received an additional $3,750 quarterly fee, and the chair of the O&C Committee (Mr. Mack) received an additional $4,375 quarterly fee for the extra responsibilities associated with each such positions. For each quarter of 2022, our Lead Disinterested Director (Mr. Dunning) received an additional $7,500 quarterly fee for the additional duties associated with that position, and our non-executive Chairman (Mr. Shapard) received an additional $25,000 quarterly fee for the additional duties associated with that position (of which amount $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings).

In October 2022, the O&C Committee engaged PricewaterhouseCoopers to conduct competitive market analysis of the fees received by our Disinterested Directors, our non-executive Chairman, Lead Disinterested Director, and our committee chairs using the same peer group used in the October 2022 analysis of executive compensation. See “—Overview—Compensation Benchmarking and Market Data—October 2022 Annual Survey and Peer Group Analysis” for a description of this peer group. As a result of this review, the O&C Committee increased the fee received by the Disinterested Directors and our non-executive Chairman to $62,500 per quarter to reflect the 50th percentile of fees paid by companies in the peer group, effective as of the quarter beginning October 1, 2022.

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

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2022, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor.

Security Ownership of Equity Interests of Oncor by Certain Beneficial Owners and Management

The following table lists the number of limited liability company membership interests (LLC Units) of Oncor beneficially owned at February 27, 2023 by the holders of more than 5% of our LLC Units (based on information made available to Oncor), our current directors and the Named Executive Officers listed in “Item 11. Executive Compensation—Summary Compensation Table.” See also “Items 1 and 2. Business and Properties—Ring-Fencing Measures” and Note 1 to Financial Statements for a discussion of the various ring-fencing measures that have been taken to enhance the separateness between us and entities with ownership interests in us. As a result of these measures, holders of our LLC Units do not control us, and the ring-fencing measures limit their ability to direct our management, policies and operations.

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

(b)

Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor. The sole member of Texas Transmission is Texas Transmission Finco LLC (TTHC Finco), whose sole member is Texas Transmission Holdings Corporation (TTHC). The address of each of Texas Transmission, TTHC Finco, and TTHC is 1100 North Market Street, 4th Floor, Wilmington, DE 19890. BPC Health Corporation (BPC Health) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 50.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 50.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that BPC Health and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. OMERS Administration Corporation (OAC), acting through its infrastructure entity, BPC Penco Corporation, beneficially owns BPC Health and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units. Borealis Power is wholly owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation. The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units. The address of OAC is 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2. The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, Canada M5H 2T6. Cheyne Walk may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares of TTHC, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Health and Borealis Power, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk shares the power to vote and the power to dispose of 49.5% of each of the Class A Shares and the Class B Shares of TTHC with GIC Special Investments Pte Ltd (GICSI) and GIC Private Limited (GICPL), both of which are private limited companies incorporated in Singapore. GICSI is wholly owned by GICPL, and is the private equity and infrastructure investment arm of GICPL. GICPL is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of the LLC Units held by Texas Transmission. The address of each of Cheyne Walk, GICSI and GICPL is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912.

(c)

Mr. Martin is the chairman, chief executive officer and president of Sempra. Mr. Martin does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units beneficially owned by Sempra.

(d)

Mr. Mihalik is the executive vice president and chief financial officer of Sempra. Mr. Mihalik does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units beneficially owned by Sempra.

(e)

Ms. Newell is a managing director – infrastructure for GICSI and a member of the board of directors, treasurer, and senior vice president of TTHC. Ms. Newell does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units held by Texas Transmission.

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

Related Party Transactions

Operation Agreement With Sharyland

Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT, Inc., we entered into an operation agreement with Sharyland pursuant to which we provide certain operations services to them at cost with no markup or profit. We provided Sharyland with approximately $639,000 worth of services pursuant to this agreement in 2022. Sempra holds an indirect 50% indirect in Sharyland Holdings, L.P., the parent of Sharyland.

Our Limited Liability Company Agreement requires that any material transactions with Sempra and its subsidiaries and affiliates (other than the Oncor Ring-Fenced Entities) be approved by a majority of our board of directors and the directors appointed by Texas Transmission present and voting, provided that at least one director appointed by Texas Transmission must be present and voting. The operation agreement was approved by our board of directors, including the directors appointed by Texas Transmission, who were both present and voting.

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

At December 31, 2022, we had $45 million net payables to members under the agreement. It consisted of a current Texas margin tax payable to Sempra totaling $27 million and federal income taxes payable totaling $18 million ($14 million payable to Sempra and $4 million payable to Texas Transmission).

We made a net in lieu of income tax payment of $123 million (including $79 million and $20 million in federal income tax-related payments to Sempra and Texas Transmission, respectively, and $24 million in Texas margin tax-related payments to Sempra) in the year ended December 31, 2022.

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

Director Independence

Our Limited Liability Company Agreement provides that seven members of our board of directors must be Disinterested Directors. For a director to be deemed a Disinterested Director, our board of directors must affirmatively determine that (i) such director has not had within the previous ten years, nor currently has, a material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings and (ii) that such director meets the independence standards in Section 303A of the New York Stock Exchange Listed Company Manual in all material respects in relation to Sempra or its subsidiaries and affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings.

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

In connection with its review and determination of independence under the New York Stock Exchange independence standards, our board of directors considered what it viewed as certain non-material relationships and transactions involving our directors, including:

•JPMorgan, where Ms. Rodriguez served in a senior advisor role from April 2022 until her retirement in September 2022 and as head of the community impact organization and as managing director from August 2020 until April 2022, and its affiliates provide various commercial and investment banking services to Oncor in the ordinary course of business, including serving as administrative agent, swingline lender, a joint lead arranger, a joint bookrunner and a lender under our Credit Facility and a commercial paper dealer under the CP Program, and as an initial purchaser/dealer manager in certain of Oncor’s secured note offerings/exchange offers; and

•Oncor is a dues paying member and has served as a corporate sponsor of the annual meeting of the Dallas Citizens Council, a 501(c)(6) nonprofit organization where Mr. Walker serves as the chief executive officer and Oncor’s chief executive serves on its board of directors.

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

 Our board of directors has designated an Audit Committee, Governance and Sustainability Committee and O&C Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our Limited Liability Company Agreement or board of directors to meet any independence standards. Mr. Zucchet, who was designated to serve on our board of directors by Texas Transmission in November 2008, has served on the O&C Committee since May 2010 and the Governance and Sustainability Committee since February 2011. Ms. Newell, who was designated to serve on our board of directors by Texas Transmission in July 2019, has served on the Audit Committee since such date. Mr. Martin, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018, has served on the O&C Committee since April 2020. Mr. Mihalik, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2020, has served on the Audit Committee and the Governance and Sustainability Committee since April 2020. None of Messrs. Martin, Mihalik or Zucchet or Ms. Newell qualifies as independent under the New York Stock Exchange independence standards or as a Disinterested Director for purposes of our Limited Liability Company Agreement.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2022 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

•litigation and base rate review proceeding assistance;

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

	Years Ended December 31,
	2022	2021
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$3,391,000	$3,015,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards. (a)	50,400	103,000
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and base rate review proceeding assistance.	-	-
Total	$3,441,400	$3,118,000

________________

(a)For the years ended December 31, 2022 and December 31, 2021, the amounts represent fees paid in each year in connection with the audit of Oncor’s employee political action committees. For the year ended December 31, 2021, the amount also includes fees paid in connection with the independent auditor’s report issued by Deloitte & Touche with Oncor’s eligible projects spend report relating to the 0.55% Senior Secured Notes due 2025. For the years ended December 31, 2022 and December 31, 2021, the amounts exclude approximately $12,000 for each year in fees related to the annual audit of the Oncor Cares Foundation, a 501(c)(3) foundation established by Oncor in 2020 (Oncor Cares Foundation). Oncor Cares Foundation’s audit fees are billed by Deloitte & Touche to the Oncor Cares Foundation and paid by Oncor as a charitable contribution to the Oncor Cares Foundation.

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

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated as of October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(d)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated as of May 6, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.
4(e)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated as of December 20, 2002, establishing the terms of Oncor’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—

Officer’s Certificate, dated as of September 8, 2008, establishing the terms of Oncor’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(i)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated as of September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040.

4(j)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated as of November 23, 2011, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2041.
4(k)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated as of May 18, 2012, establishing the terms of Oncor’s 4.10% Senior Secured Notes due 2022 and Oncor’s 5.30% Senior Secured Notes due 2042.
4(l)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated as of March 24, 2015, establishing the terms of Oncor’s 2.950% Senior Secured Notes due 2025 and Oncor’s 3.750% Senior Secured Notes due 2045.
4(m)	333-100240 Form 8-K (filed September 27, 2017)	4.1	—	Officer’s Certificate, dated as of September 21, 2017, establishing the terms of Oncor’s 3.80% Senior Secured Notes due 2047.
4(n)	333-100240 Form 8-K (filed August 14, 2018)	4.1	—	Officer’s Certificate, dated as of August 10, 2018, establishing the terms of Oncor’s 3.70% Senior Secured Notes due 2028 and 4.10% Senior Secured Notes due 2048.
4(o)	333-100240 Form 8-K (filed December 4, 2018)	4.1	—	Officer’s Certificate, dated as of November 30, 2018, establishing the terms of Oncor’s 5.75% Senior Secured Notes due 2029.
4(p)	333-100240 Form 8-K (filed May 28, 2019)	4.1	—	Officer’s Certificate, dated as of May 23, 2019, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2024 and 3.80% Senior Secured Notes due 2049.
4(q)	333-100240 Form 8-K (filed September 13, 2019)	4.1	—	Officer’s Certificate, dated as of September 12, 2019, establishing the terms of Oncor’s 3.10% Senior Secured Notes due 2049.
4(r)	333-100240 Form 8-K (filed March 20, 2020)	4.1	—	Officer’s Certificate, dated as of March 20, 2020, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2030 and 3.70% Senior Secured Notes due 2050.
4(s)	333-100240 Form 8-K (filed September 28, 2020)	4.3	—	Officer’s Certificate, dated as of September 23, 2020, establishing the terms of Oncor’s 5.35% Senior Secured Notes due 2052.
4(t)	333-100240 Form 8-K (filed September 28, 2020)	4.1	—	Officer’s Certificate, dated as of September 28, 2020, establishing the terms of Oncor’s 0.55% Senior Secured Notes due 2025.
4(u)	333-100240 Form 8-K (filed November 17, 2021)	4.1	—	Officer’s Certificate, dated as of November 16, 2021, establishing the terms of Oncor’s 2.70% Senior Secured Notes due 2051 and providing for Oncor’s additional 2.75% Senior Secured Notes due 2030.
4(v)	333-100240 Form 8-K (filed May 20, 2022)	4.1	—	Officer’s Certificate, dated May 20, 2022, establishing the terms of Oncor’s 4.15% Senior Secured Notes due 2032 and Oncor’s 4.60% Senior Secured Notes due 2052.
4(w)	333-100240 Form 8-K (filed September 8, 2022)	4.1	—	Officer’s Certificate, dated September 8, 2022, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2032 and Oncor’s 4.95% Senior Secured Notes due 2052.
4(x)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(y)	333-100240 Form 10-K (filed March 3, 2009)	4(n)	—

First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC, as Grantor, and The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(z)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(aa)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of November 10, 2011, by and between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(ab)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—

Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(ac)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—

Registration Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(c)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended.
10(d)	333-100240 Form 10-Q (filed May 7, 2018)	10(e)	—	Amendment No.1 to the Oncor Supplemental Retirement Plan, dated as of May 2, 2018.
10(e)	333-100240 Form 10-Q (filed August 2, 2019)	10(d)	—	Amendment No. 2 to the Oncor Supplemental Retirement Plan, dated as of May 13, 2019.
10(f)	333-268674 Form S-4 (filed December 5, 2022)	10(f)	—	Amendment No. 3 to the Oncor Supplemental Retirement Plan, dated as of November 22, 2022.
10(g)	333-100240 Form 10-K (filed February 25, 2022)	10(f)	—	Oncor Electric Delivery Company LLC Eighth Amended and Restated Executive Annual Incentive Plan, effective as of December 31, 2021.
10(h)	333-100240 Form 10-K (filed February 25, 2022)	10(g)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.

10(i)	333-100240 Form 8-K (filed February 25, 2022)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Salary Deferral Program.
10(j)			—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan.
10(k)	333-100240 Form 8-K (filed February 24, 2020)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2020.

	Credit Agreements
10(l)	333-100240 Form 8-K (filed November 9, 2021)	10.1	—

Revolving Credit Agreement, dated as of November 9, 2021, among Oncor Electric Delivery Company LLC, as borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as swingline lender, the fronting banks from time to time party thereto for letters of credit issued thereunder and the other financial institutions party thereto.

10(m)	333-100240 Form 8-K (filed November 9, 2022)	10.1	—

First Amendment to the Revolving Credit Agreement, dated as of November 9, 2022, among Oncor Electric Delivery Company LLC, as borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as swingline lender, the fronting banks from time to time party thereto for letters of credit issued thereunder and the other financial institutions party thereto.

10(n)	333-100240 Form 8-K (filed March 22, 2021)	10.1	—

Term Loan Credit Agreement, dated as of March 17, 2021, between Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Wells Fargo Bank, National Association, as administrative agent and as a lender.

10(o)	333-100240 Form 8-K (filed June 29, 2021)	10.1	—

Term Loan Credit Agreement, dated as of June 25, 2021, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein and Sumitomo Mitsui Banking Corporation, as administrative agent and as a lender.

10(p)	333-100240 Form 8-K (filed January 28, 2022)	10.1	—

Term Loan Credit Agreement, dated as of January 28, 2022, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, PNC Bank, National Association, as administrative agent and as a lender, and the other financial institutions party thereto.

10(q)	333-100240 Form 8-K (filed July 8, 2022)	10.1	—

Term Loan Credit Agreement, dated as of July 6, 2022, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders and as sole bookrunner, a lender and a joint lead arranger, and the other financial institutions party thereto.

10(r)	333-100240 Form 8-K (filed January 30,2023)	10.1	—

Term Loan Credit Agreement, dated as of January 24, 2023, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, and Toronto Dominion (Texas) LLC, as administrative agent for the lenders.

	Other Material Contracts
10(s)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(t)	333-100240 Form 10-K (filed March 26, 2018)	10.1	—	Form of Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(u)	333-100240 Form 8-K (Filed November 10, 2022)	10.1	—	Form of Amendment No. 1 to Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.

10(v)	333-100240 Form 8-K (filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May  6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Notes, Series A, Due December 3, 2025 and 3.86% Senior Notes, Series B, Due January  14, 2026.

21	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

31	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Additional Exhibits.
99(a)	333-100240 Form 10-K (filed February 26, 2019)	99(c)	—	PUCT Final Order in Docket No. 47675, dated as of March 8, 2018.

101	Interactive Data File.
101.INS			—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH			—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB			—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

* Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 28, 2023
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 28, 2023
	(E. Allen Nye, Jr.)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 28, 2023
(Don J. Clevenger)

/s/	W. ALAN LEDBETTER	Principal Accounting Officer	February 28, 2023
(W. Alan Ledbetter)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 28, 2023
(Robert S. Shapard)

/s/	THOMAS M. DUNNING	Director	February 28, 2023
(Thomas M. Dunning)

/s/	ROBERT A. ESTRADA	Director	February 28, 2023
(Robert A. Estrada)

/s/	PRINTICE L. GARY	Director	February 28, 2023
(Printice L. Gary)

/s/	WILLIAM T. HILL, JR.	Director	February 28, 2023
(William T. Hill, Jr.)

/s/	TIMOTHY A. MACK	Director	February 28, 2023
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 28, 2023
(J. Walker Martin)

/s/	TREVOR I. MIHALIK	Director	February 28, 2023
(Trevor I. Mihalik)

/s/	HELEN M. NEWELL	Director	February 28, 2023
(Helen M. Newell)

/s/	ALICE L. RODRIGUEZ	Director	February 28, 2023
(Alice L. Rodriguez)

/s/	W. KELVIN WALKER	Director	February 28, 2023
(W. Kelvin Walker)

/s/	STEVEN J. ZUCCHET	Director	February 28, 2023
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.