Form 10-Q
period 2023-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2023-05-04
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

― OR ―

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

Yes ☐ No ☒

As of May 4, 2023, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2022 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2022
AFUDC	Allowance for funds used during construction
AMS	Advanced metering system
AR Facility

Refers to the accounts receivables facility entered into by Oncor on April 28, 2023, providing for the sale or contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various lenders

COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019, which was declared a pandemic by the World Health Organization in March 2020
CP Notes	Unsecured commercial paper notes issued under the Oncor CP Program
CP Program	Oncor’s commercial paper program, as amended
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

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly-owned subsidiary of Oncor
REP	Retail electric provider
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Securities Act	Securities Act of 1933, as amended
Sempra	Sempra Energy, a California corporation doing business as Sempra
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Operating revenues (Note 3)	$1,292	$1,249
Operating expenses:
Wholesale transmission service	321	281
Operation and maintenance	263	249
Depreciation and amortization	240	222
Provision in lieu of income taxes (Note 9)	27	42
Taxes other than amounts related to income taxes	145	145
Write-off of rate base disallowances (Note 2)	55	-
Total operating expenses	1,051	939
Operating income	241	310
Other deductions and (income) – net (Note 10)	7	11
Non-operating benefit in lieu of income taxes	(6)	(3)
Interest expense and related charges (Note 10)	123	108
Write-off of non-operating rate base disallowances (Note 2)	14	-
Net income	$103	$194

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Net income	$103	$194
Other comprehensive income:
Net effects of cash flow hedges (net of tax)	1	1
Defined benefit pension plans (Notes 2 and 7)	(20)	1
Total other comprehensive income	(19)	2
Comprehensive income	$84	$196

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Cash flows – operating activities:
Net income	$103	$194
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	260	242
Write-off of rate base disallowances (Note 2)	69	-
Provision in lieu of deferred income taxes – net	-	13
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(38)	17
Other operating assets and liabilities	(133)	(193)
Cash provided by operating activities	261	273
Cash flows – financing activities:
Issuances of long-term debt (Note 5)	1,127	1,185
Repayment of long-term debt (Note 5)	(100)	(400)
Net change in short-term borrowings (Note 4)	(198)	(215)
Capital contributions from members (Note 7)	106	106
Distributions to members (Note 7)	(106)	(106)
Debt financing and reacquisition costs – net	(3)	-
Cash provided by financing activities	826	570
Cash flows – investing activities:
Capital expenditures	(977)	(704)
Other – net	12	12
Cash used in investing activities	(965)	(692)
Net change in cash, cash equivalents and restricted cash	122	151
Cash, cash equivalents and restricted cash – beginning balance	98	54
Cash, cash equivalents and restricted cash – ending balance	$220	$205

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2023	2022
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$139	$10
Restricted cash, current (Note 1)	16	16
Trade accounts receivable – net (Note 10)	814	884
Materials and supplies inventories – at average cost	223	204
Prepayments and other current assets	120	109
Total current assets	1,312	1,223
Restricted cash, noncurrent (Note 1)	65	72
Investments and other property (Note 10)	132	137
Property, plant and equipment – net (Note 10)	25,822	25,203
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,549	1,502
Right-of-use operating lease and other assets (Note 6)	157	161
Total assets	$33,777	$33,038

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$198
Long-term debt due currently (Note 5)	625	100
Trade accounts payable	517	536
Amounts payable to members related to income taxes (Note 9)	66	45
Accrued taxes other than amounts related to income	112	277
Accrued interest	123	97
Operating lease and other current liabilities (Note 6)	330	330
Total current liabilities	1,773	1,583
Long-term debt, less amounts due currently (Note 5)	11,629	11,128
Liability in lieu of deferred income taxes (Note 9)	2,201	2,182
Regulatory liabilities (Note 2)	2,980	3,014
Employee benefit plan obligations (Note 8)	1,371	1,394
Operating lease and other obligations (Notes 6 and 10)	277	275
Total liabilities	20,231	19,576
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at March 31, 2023 and December 31, 2022 – 635,000,000	13,727	13,624
Accumulated other comprehensive loss	(181)	(162)
Total membership interests	13,546	13,462
Total liabilities and membership interests	$33,777	$33,038

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

•At all times, Oncor will remain in compliance with the debt-to-equity ratio established by the PUCT from time to time for ratemaking purposes, and Oncor will not pay dividends or other distributions (except for contractual tax payments) if such payment would cause its debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT;

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

•Neither Oncor nor Oncor Holdings will lend money to, borrow money from or share credit facilities with Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings; and

•There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or membership interests for any entity other than Oncor.

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2022 Form 10-K. In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. We have evaluated all subsequent events through the date the financial statements were issued. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the sum of such amounts reported on the unaudited condensed statements of consolidated cash flows:

	At March 31,	At December 31,
	2023	2022
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$139	$10
Restricted cash, current (a)	16	16
Restricted cash, noncurrent (a)	65	72
Total cash, cash equivalents and restricted cash on the condensed statements of consolidated cash flows	$220	$98

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

2. REGULATORY MATTERS

Base Rate Review (PUCT Docket No. 53601)

On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. The base rate review used a test year based on calendar year 2021 results with certain adjustments. Key findings made by the PUCT in the order include setting our authorized return on equity at 9.7% (a decrease from our previous authorized return on equity of 9.8%), maintaining our regulatory capital structure at 57.5% debt to 42.5% equity, approving our requested regulatory asset amortization period of five years, changing depreciation rates and lives of certain depreciable assets, and approving our requested increase for our annual self-insurance reserve accrual primarily associated with storm related costs.

In addition, the final order excluded from rates an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as $65 million of certain employee benefit and compensation related costs that we had previously capitalized primarily to property, plant and equipment during the period of 2017 through 2021. As a result, we recognized in the three months ended March 31, 2023, a charge against income for the effects of that $65 million disallowance, as well as an additional $4 million charge against income due to certain similar employee benefit and compensation related costs that were capitalized during 2022. The total $69 million ($54 million after-tax) write-off consists of a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating cost disallowances related to these employee benefit and compensation related costs.

New rates implementing the final order went into effect on May 1, 2023. The order is subject to motions for rehearing and appeals and on May 1, 2023 we filed a motion for rehearing seeking reconsideration of certain of the exclusions from rates, as well as seeking certain technical corrections to the order. Intervening parties in the proceeding have also filed motions for rehearing with respect to certain findings in the PUCT order. We cannot predict the outcome of these matters.

DCRF Good Cause Exception Request (PUCT Docket No. 54648)

On March 9, 2023, the PUCT issued an order approving our request to extend our 2023 filing deadline for a DCRF application. As a result of that order, we now have until June 30, 2023 to file a DCRF application.

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

On May 1, 2023, as part of the implementation of new rates reflecting the final order in our comprehensive base rate review (PUCT Docket No. 53601), we commenced a five year amortization period for certain regulatory assets and liabilities accrued through the end of the December 31, 2021 test year.

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at March 31, 2023. Amounts not earning a return through rate regulation are noted.

	Remaining Rate Recovery/Amortization Period In Effect
	At March 31, 2023	At March 31, 2023	At December 31, 2022
Regulatory assets:
Employee retirement liability (a)(b)(c)(d)	To be determined	$145	$157
Employee retirement costs being amortized	5 years	148	158
Employee retirement costs incurred since PUCT Docket No. 46957 base rate review period (b)	To be determined	67	91
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	170	181
Self-insurance reserve incurred since PUCT Docket No. 46957 base rate review period (primarily storm related) (b)	To be determined	675	571
Debt reacquisition costs	Lives of related debt	14	15
Under-recovered AMS costs	5 years	102	107
Energy efficiency program performance bonus (a)	1 year or less	21	28
Wholesale distribution substation service (b)	To be determined	102	97
Unrecovered expenses related to COVID-19 (b)	To be determined	37	37
Recoverable deferred income taxes	Various	28	25
Uncollectible payments from REPs (b)	To be determined	8	8
Other regulatory assets	Various	32	27
Total regulatory assets		1,549	1,502

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,456	1,431
Excess deferred taxes	Primarily over lives of related assets	1,360	1,375
Over-recovered wholesale transmission service expense (a)	1 year or less	43	101
Unamortized gain on reacquisition of debt	Lives of related debt	25	25
Employee retirement costs over-recovered since PUCT Docket No. 46957 base rate review period (b)	To be determined	68	60
Other regulatory liabilities	Various	28	22
Total regulatory liabilities		2,980	3,014
Net regulatory assets (liabilities)		$(1,431)	$(1,512)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

(d)Reflects a $20 million reclassification related to employee retirement liabilities from regulatory assets to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended March 31,
	2023	2022
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$551	$578
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	250	233
Billed to REPs serving Oncor distribution customers, through TCRF	141	130
Total transmission base revenues	391	363
Other miscellaneous revenues	17	18
Total revenues contributing to earnings	959	959

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	321	281
EECRF	12	9
Total revenues collected for pass-through expenses	333	290
Total operating revenues	$1,292	$1,249

Customers

At March 31, 2023, our distribution business customers primarily consisted of over 100 REPs that sell the electricity we distribute to consumers in our certificated service area. The majority of consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 26% and 23%, respectively, of our total operating revenues for the three months ended March 31, 2023. No other customer represented more than 10% of our total operating revenues for such three-month period.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at March 31, 2023 and December 31, 2022:

	At March 31,	At December 31,
	2023	2022
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(198)
Letters of credit outstanding	-	-
Available unused credit	$2,000	$1,802

____________

(a)The weighted average interest rate for commercial paper was 4.58% at December 31, 2022. All outstanding CP Notes at December 31, 2022 had maturity dates of less than one year.

Credit Facility

Our $2.0 billion unsecured revolving Credit Facility, which was entered into in November 2021 and extended in November 2022 by amendment, has a maturity date of November 9, 2027. We have the option to request one additional 1-year extension. We also have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Borrowings under the Credit Facility, if any, are classified as short-term on the balance sheet.

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

The Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants. At March 31, 2023, we were in compliance with these covenants.

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

5. LONG-TERM DEBT

At March 31, 2023, our long-term debt consisted of fixed rate senior secured and variable rate unsecured debt. Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. At March 31, 2023 and December 31, 2022, our long-term debt consisted of the following:

	At March 31,	At December 31,
	2023	2022
Fixed Rate Secured:
2.75% Senior Notes due June 1, 2024	$500	$500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	-
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	72	-
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.45% Senior Notes, Series E, due May 1, 2036	80	-
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	500	500
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	11,597	11,245
Variable Rate Unsecured:
Term loan credit agreement due August 30, 2023	-	100
Term loan credit agreement due February 28, 2024	625	-
Term loan credit agreement due April 30, 2024	150	-
Variable rate unsecured long-term debt	775	100
Total long-term debt	12,372	11,345
Unamortized discount, premium and debt issuance costs	(118)	(117)
Less amount due currently	(625)	(100)
Long-term debt, less amounts due currently	$11,629	$11,128

Deed of Trust

Our long-term senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.

Long-Term Debt-Related Activity in 2023

January 2023 Term Loan Credit Agreement

On January 24, 2023, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $625 million (January 2023 Term Loan Credit Agreement). The January 2023 Term Loan Credit Agreement has a maturity date of February 28, 2024. On January 27, 2023, we borrowed $500 million and on February 27, 2023, we borrowed the remaining $125 million under the January 2023 Term Loan Credit Agreement. As a result of the February 27, 2023 borrowing, no additional amounts remain available for borrowing under the January 2023 Term Loan Credit Agreement. The proceeds from the borrowings were used for general corporate purposes, including repayment of outstanding CP Notes.

Loans under the January 2023 Term Loan Credit Agreement bear interest, at our option, at either (i) a rate per annum equal to SOFR calculated based on term SOFR for a one-, three-, or six-month interest period, as selected by us, as of a specified date, plus the SOFR Adjustment, plus a spread of 0.85%, (ii) a rate per annum equal to SOFR calculated based on daily simple SOFR as of a specified date, plus the SOFR Adjustment, plus a spread of 0.85%, or (iii) for any day, at a rate equal to the greatest of: (1) the prime rate quoted by The Wall Street Journal on such day, (2) the federal funds effective rate on such day, plus 0.50%, and (3) daily simple SOFR on such day, plus 1.00%.

March 2023 Term Loan Credit Agreement

On March 22, 2023, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $150 million (March 2023 Term Loan Credit Agreement). The March 2023 Term Loan Credit Agreement has a maturity date of April 30, 2024. On March 23, 2023, we borrowed $150 million under the March 2023 Term Loan Credit Agreement. As a result of that borrowing, no additional amounts remain available for borrowing under the March 2023 Term Loan Credit Agreement. The proceeds from the borrowing were used for general corporate purposes, including repayment of outstanding CP Notes.

Loans under the March 2023 Term Loan Credit Agreement bear interest, at our option, at either (i) a rate per annum equal to SOFR calculated based on term SOFR for a one- or three-month interest period, as selected by us, as of a specified date plus a spread of 0.95%, or (ii) for any day, at a rate equal to the greatest of: (1) the prime rate quoted by the lender on such day, (2) the federal funds effective rate on such day, plus 0.50%, and (3) term SOFR for a one-month interest period on such day, plus 1.00%.

March and April Issuance of Senior Notes

On March 29, 2023, we entered into a note purchase agreement (the March 2023 NPA) with the purchasers named therein, which provided for the issuance by us of certain senior secured notes. Pursuant to the March 2023 NPA, on March 29, 2023, we sold $200 million aggregate principal amount of 5.50% Senior Secured Notes, Series C, due May 1, 2026 (Series C Notes), $72 million aggregate principal amount of 5.34% Senior Secured Notes, Series D, due May 1, 2031 (Series D Notes) and $80 million aggregate principal amount of 5.45% Senior Secured Notes, Series E, due May 1, 2036 (the Series E Notes and, together with the Series C Notes and the Series D Notes, March Issuance Notes).

Pursuant to the March 2023 NPA, on April 26, 2023, we sold an additional $28 million aggregate principal amount of 5.34% Senior Secured Notes, Series D, due May 1, 2031 (Additional Series D Notes) and an additional $20 million aggregate principal amount of 5.45% Senior Secured Notes, Series E, due May 1, 2036 (the Additional

Series E Notes and together with the Additional Series D Notes, April Issuance Notes). The March Issuance Notes and the April Issuance Notes are collectively referred to as the March 2023 NPA Notes. The March 2023 NPA Notes are secured pursuant to the Deed of Trust.

The March 2023 NPA provides for optional prepayment and make-whole payments with respect to any series of the March 2023 NPA Notes. The March 2023 NPA also contains customary covenants, restricting, subject to certain exceptions, us from, among other things, entering into mergers and consolidations, and sales of substantial assets. In addition, the March 2023 NPA requires that we maintain a consolidated senior debt to consolidated total capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The March 2023 NPA contains customary events of default, including the failure to pay principal or interest on the March 2023 NPA Notes when due, among others. If any such event of default occurs and is continuing, among other remedies provided in the March 2023 NPA, the outstanding principal of the March 2023 NPA Notes may be declared due and payable.

We used the proceeds from the sale of the March Issuance Notes for general corporate purposes, including repayment of outstanding CP Notes. We used the proceeds from the sale of the April Issuance Notes for general corporate purposes.

The Series C Notes bear interest at a rate of 5.50% per annum and mature on May 1, 2026. The Series D Notes and Additional Series D Notes bear interest at a rate of 5.34% per annum and mature on May 1, 2031. The Series E Notes and Additional Series E Notes bear interest at a rate of 5.45% per annum and mature on May 1, 2036. Interest on the March Issuance Notes will be accrued from March 29, 2023. Interest on the April Issuance Notes will be accrued from April 26, 2023. Interest on both the March Issuance Notes and the April Issuance Notes will be payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2023.

AR Facility

On April 28, 2023, we and our bankruptcy-remote special purpose entity Receivables LLC, a wholly-owned subsidiary of Oncor, established the AR Facility, a three-year $500 million revolving accounts receivable securitization facility. Under the terms of the AR Facility, Oncor sells or contributes all of its existing and future accounts receivable from REPs and certain related rights to Receivables LLC as contemplated by the terms of the AR Facility. Receivables LLC then pledges those REP receivables and related rights to the lenders under the AR Facility as collateral for borrowings. Oncor serves as servicer of the AR Facility and receives a fee from Receivables LLC equal to 1.00% per annum of the aggregate unpaid balance of receivables as of the last day of each settlement period.

Receivables LLC’s sole business consists of the purchase or acceptance through capital contributions of the receivables and related rights from Oncor and the subsequent retransfer of or granting of a security interest in such receivables and related rights to the administrative agent for the benefit of the lenders pursuant to the receivables financing agreement. Receivables LLC is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to have amounts owed to them be satisfied out of Receivables LLC’s assets prior to any assets or value in Receivables LLC becoming available to Receivables LLC’s equity holder. The assets of Receivables LLC are not available to pay creditors of Oncor or any affiliate thereof.

Receivables LLC is considered a VIE, because its equity capitalization is not sufficient to support its activities. The most significant activities that impact the economic performance of Receivable LLC are decisions made to manage receivables assets. We are considered the primary beneficiary of the VIE because we have the power to make these decisions. Since we are the primary beneficiary of Receivables LLC, we consolidate its assets and liabilities, which consist primarily of billed and unbilled REP accounts receivable and long-term debt borrowed under the AR Facility.

Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the lesser of the facility limit of $500 million and the borrowing base amount calculated on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. The amounts available for borrowing may vary based on the amount of accounts receivable that Receivables LLC holds. On April 28, 2023, we borrowed $100 million under the AR Facility.

Borrowings under the AR Facility bear interest at (i) the cost of commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs or (ii) if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays an upfront fee in connection with the AR Facility as well as a used and unused fee.

The agreements relating to the AR Facility contain customary representations and warranties, affirmative and negative covenants, and events of default, including but not limited to those providing for the acceleration of amounts owed under the AR Facility if, among other things, Receivables LLC fails to pay interest or other amounts due, Receivables LLC becomes insolvent or subject to bankruptcy proceedings or certain judicial judgments or breaches of certain representations and warranties and covenants. The AR Facility will terminate at the earlier of (i) April 28, 2026, (ii) the date on which the termination date is declared or deemed to have occurred upon the exercise of remedies by the administrative agent, or (iii) the date that is 30 days’ after notice by Receivables LLC. Subject to the consent of the administrative agent and the lenders, Receivables LLC may, 30 days prior to each anniversary date of the receivables financing agreement, extend the AR Facility in one year increments.

Debt Repayments

On January 9, 2023, we repaid the remaining $100 million principal amount outstanding under the term loan credit agreement, dated July 6, 2022, that was due to mature on August 30, 2023. Following such repayment, no borrowings remained outstanding and the term loan credit agreement is no longer in effect.

Fair Value of Long-Term Debt

At March 31, 2023 and December 31, 2022, the estimated fair value of our long-term debt (including current maturities) totaled $11.746 billion and $10.398 billion, respectively, and the carrying amount totaled $12.254 billion and $11.228 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review (PUCT Docket No. 53601). See Note 2 above for information regarding the final order of the base rate review. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Notes 1 and 2 above and Note 7 to Financial Statements in our 2022 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At March 31, 2023, we had $4 million in GAAP operating leases that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Financial Statements in our 2022 Form 10-K for additional information on leases.

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

7. MEMBERSHIP INTERESTS

Contributions

We received cash capital contributions from our members of $106 million on February 13, 2023 and $115 million on April 27, 2023.

Distributions

The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2023, our regulatory capitalization was 55.4% debt to 44.6% equity and as a result we had $823 million available to distribute to our members.

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

On February 14, 2023, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 15, 2023. On April 25, 2023, our board of directors declared a cash distribution of $149 million, which was paid to our members on April 26, 2023.

Membership Interests

The following tables present the changes to membership interests during the three months ended March 31, 2023 and 2022, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2022	$13,624	$(162)	$13,462
Net income	103	-	103
Capital contributions	106	-	106
Distributions	(106)	-	(106)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans (a)	-	(20)	(20)
Balance at March 31, 2023	$13,727	$(181)	$13,546

Balance at December 31, 2021	$12,719	$(131)	$12,588
Net income	194	-	194
Capital contributions	106	-	106
Distributions	(106)	-	(106)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at March 31, 2022	$12,913	$(129)	$12,784

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the April 6, 2023 final order in our comprehensive base rate review (PUCT Docket No. 53601).

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the three months ended March 31, 2023 and 2022, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(34)	$(128)	$(162)
Defined benefit pension plans (a)	-	(20)	(20)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at March 31, 2023	$(33)	$(148)	$(181)

Balance at December 31, 2021	$(36)	$(95)	$(131)
Defined benefit pension plans	-	1	1
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at March 31, 2022	$(35)	$(94)	$(129)

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the April 6, 2023 final order in our comprehensive base rate review (PUCT Docket No. 53601).

8. PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA. Employees do not contribute to either plan. We also have a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Financial Statements in our 2022 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business. The second plan covers retirees and eligible current and future retirees whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of certain formerly affiliated companies, including Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees. See Note 9 to Financial Statements in our 2022 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three months ended March 31, 2023 and 2022, were comprised of the following:

	Three Months Ended March 31,
	2023	2022
Components of net allocated pension costs:
Service cost	$6	$8
Interest cost (a)	31	22
Expected return on assets (a)	(32)	(26)
Amortization of net loss (a)	1	8
Net pension costs	6	12
Net adjustments (b)	4	(1)
Net pension costs recognized as operation and maintenance expense or other deductions	$10	$11

Components of net OPEB costs:
Service cost	$1	$1
Interest cost (a)	8	6
Expected return on assets (a)	(2)	(2)
Amortization of prior service cost (a)	-	-
Amortization of net loss (a)	(8)	-
Net OPEB costs	(1)	5
Net adjustments (b)	9	2
Net OPEB costs recognized as operation and maintenance expense or other deductions	$8	$7

___________

(a)The components of net costs other than service cost component are recorded in “Other deductions and (income) – net” in Condensed Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, regulatory asset or regulatory liability.

The discount rates reflected in net pension and OPEB costs in 2023 are 5.19%, 5.19% and 5.11% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively. The expected return on pension and OPEB plan assets reflected in the 2023 cost amounts are 6.05%, 6.47% and 6.94% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively.

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $1 million and $8 million, respectively, during the three months ended March 31, 2023. Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans is expected to total $4 million and $15 million, respectively, during the remainder of 2023 and approximately $356 million and $126 million, respectively, in the five-year period from 2023-2027. We may also elect to make additional discretionary contributions based on market and/or business conditions.

9. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions and related matters.

•We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Financial Statements in our 2022 Form 10-K under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the event such amounts are not paid under the tax sharing agreement, it is probable that these regulatory amounts will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2023			At December 31, 2022
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes payable (receivable)	$26	$6	$32	$14	$4	$18
Texas margin tax payable	34	-	34	27	-	27
Net payable (receivable)	$60	$6	$66	$41	$4	$45

There were no cash payments made to (received from) members related to income taxes for the three months ended March 31, 2023 and 2022.

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million and $2 million in the three months ended March 31, 2023 and 2022, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the three months ended March 31, 2023 and 2022.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended March 31,
	2023	2022
Professional fees	$2	$2
Recoverable Pension and OPEB – non-service costs	15	13
AFUDC – equity income	(11)	(6)
Interest and investment loss (income) – net	(1)	2
Other	2	-
Total other deductions and (income) – net	$7	$11

Interest Expense and Related Charges

	Three Months Ended March 31,
	2023	2022
Interest	$126	$108
Amortization of discount, premium and debt issuance costs	3	3
Less AFUDC – capitalized interest portion	(6)	(3)
Total interest expense and related charges	$123	$108

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2023	2022
Gross trade accounts and other receivables	$828	$897
Allowance for uncollectible accounts	(14)	(13)
Trade accounts receivable – net	$814	$884

At March 31, 2023, REP subsidiaries of our two largest customers collectively represented 21% and 19%, respectively, of the trade accounts receivable balance. At December 31, 2022, REP subsidiaries of our two largest customers represented 23% and 20%, respectively, of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2023	2022
Assets related to employee benefit plans	$118	$123
Non-utility property – land	12	12
Other	2	2
Total investments and other property	$132	$137

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At March 31,	At December 31,
	Average Life of Depreciable Plant at March 31, 2023 (a)	2023	2022
Assets in service:
Distribution (b)	2.5% / 39.6 years	$17,491	$17,226
Transmission (c)	2.9% / 34.3 years	13,934	13,874
Other assets	5.9% / 16.9 years	2,189	2,156
Total		33,614	33,256
Less accumulated depreciation		9,188	9,054
Net of accumulated depreciation		24,426	24,202
Construction work in progress		1,348	953
Held for future use		48	48
Property, plant and equipment – net		$25,822	$25,203

____________

(a)Reflects depreciation rates and average lives of depreciable plant in the final order in PUCT Docket No. 46957 that were in effect at March 31, 2023. Rates implementing the final order in our comprehensive base rate review (PUCT Docket No. 53601) went into effect on May 1, 2023.

(b)Includes a $30 million write-off in the first quarter of 2023 of previously capitalized distribution assets in property, plant and equipment to reflect the PUCT’s disallowance from rate base of certain employee benefit/compensation expenses in the final order in our comprehensive base rate review. See Note 2 for more information on the base rate review.

(c)Includes a $25 million write-off in the first quarter of 2023 of previously capitalized transmission assets in property, plant and equipment to reflect the PUCT’s disallowance from rate base of certain employee benefit/compensation expenses in the final order in our comprehensive base rate review. See Note 2 for more information on the base rate review.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At March 31, 2023			At December 31, 2022
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$666	$123	$543	$662	$122	$540
Capitalized software	1,193	457	736	1,183	441	742
Total	$1,859	$580	$1,279	$1,845	$563	$1,282

Aggregate amortization expense for intangible assets totaled $22 million and $19 million for the three months ended March 31, 2023 and 2022, respectively. The estimated annual amortization expense for the five-year period from 2023 to 2027, based on rates in effect at March 31, 2023, is as follows:

Year	Amortization Expense (a)
2023	$86
2024	$85
2025	$85
2026	$85
2027	$85

____________

(a)Amortization rates and average lives of depreciable intangible assets, other than goodwill reflected in the final order in PUCT Docket No. 46957 that were in effect at March 31, 2023. Rates implementing the final order in our most recent comprehensive base rate review (PUCT Docket No. 53601) went into effect on May 1, 2023.

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2023	2022
Operating lease liabilities	$126	$131
Investment tax credits	3	3
Customer advances for construction – noncurrent	63	71
Other	85	70
Total operating lease and other obligations	$277	$275

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2023	2022
Cash payments related to:
Interest	$99	$84
Less capitalized interest	(6)	(3)
Interest payments (net of amounts capitalized)	$93	$81

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$224	$194

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as the consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2022 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company that provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through our electrical systems, as well as providing transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain limited instances, by the FERC. We are not a seller of electricity, nor do we purchase electricity for resale. We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests. Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with ownership interests in Oncor or Oncor Holdings. See “—Ring Fencing Measures” below and Note 1 to Financial Statements for a discussion of those measures. We are managed as an integrated business; consequently, there are no separate reportable business segments.

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

Significant Activities and Events

Base Rate Review (PUCT Docket No. 53601) — On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review proceeding. The base rate review used a test year based on calendar year 2021 results with certain adjustments. We estimate that the final order results in an average increase over 2021 test year adjusted annualized revenue of 1.4%, and would result in an aggregate annualized revenue increase over the 2021 test year of approximately $79 million. The final order also sets our authorized return on equity at 9.7%, a decrease from our prior authorized return on equity of 9.8%. As a result of certain rate base disallowances in the final order, in the first quarter of 2023, we recognized a charge against income for the effects of a $69 million ($54 million after-tax) write-off, consisting of a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating disallowances. New rates implementing the terms of the final order went into effect May 1, 2023. See “—Regulation and Rates” below and Note 2 to Financial Statements for a discussion of the base rate review and other significant PUCT matters.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below, and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended March 31,		%
	2023	2022	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	71.9	79.3	(9.3)
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.3	(15.4)
Customer Average Interruption Duration Index (CAIDI) (non-storm)	63.7	59.2	7.6

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,912	3,848	1.7

	Three Months Ended March 31,		%
	2023	2022	Change
Residential system weighted weather data (b):
Cooling degree days	31	15	106.7
Heating degree days	376	610	(38.4)

____________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. Our non-storm reliability performance reflects electric service interruptions of one minute or more per customer. Each of these results excludes outages during significant storm events.

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

	Three Months Ended March 31,		%
	2023	2022	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	9,685	11,376	(14.9)
Commercial, industrial, small business and other	25,094	22,335	12.4
Total electric energy volumes	34,779	33,711	3.2

	Three Months Ended March 31,		$
	2023	2022	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (a)	$551	$578	$(27)
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	250	233	17
Billed to REPs serving Oncor distribution customers, through TCRF	141	130	11
Total transmission base revenues	391	363	28
Other miscellaneous revenues	17	18	(1)
Total revenues contributing to earnings	959	959	-

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	321	281	40
EECRF	12	9	3
Total revenues collected for pass-through expenses	333	290	43
Total operating revenues	$1,292	$1,249	$43

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

Financial Results — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total operating revenues increased $43 million, or 3%, to $1.292 billion during the three months ended March 31, 2023. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings were $959 million for both of the three months ended March 31, 2023 and 2022, with offsetting variances between distribution and transmission revenues. The offsetting variances included the following components:

•A Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $27 million to $551 million during the three months ended March 31, 2023. The decrease in distribution base rate revenues primarily reflects:

o$35 million decrease due to lower consumption attributable primarily to milder weather, partially offset by

o$8 million increase due to growth in points of delivery.

Distribution base rates are set periodically in a base rate review docket initiated by either us or the PUCT, and effective May 1, 2023, new rates implementing the final order in PUCT Docket No. 53601 took effect. The PUCT rules allow utilities to file, under certain circumstances, DCRF interim rate adjustment applications between comprehensive base rate reviews to recover distribution investments and certain other related costs. Our last DCRF interim rate adjustment went into effect in September 2021.

•An Increase in Transmission Base Revenues — TCOS revenues increased $28 million to $391 million during the three months ended March 31, 2023. The increase in TCOS revenues was primarily due to the update of the annual billing factors and the effects of our most recent interim TCOS rate adjustment to reflect increases in invested capital.

TCOS revenues are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. The PUCT rules allow utilities to file up to two interim TCOS rate adjustments in a calendar year to reflect changes in our invested transmission capital.

See the Interim TCOS Filings Table below for a listing of recent TCOS interim filings impacting revenues in 2023 and 2022. We have historically made interim TCOS filings twice a year. However, we only made one interim TCOS filing in 2022 and have not filed one to date in 2023. However, the base rates that went into effect on May 1, 2023 pursuant to the final order in PUCT Docket No. 53601 also update the TCOS component of our rates until our next effective interim TCOS rate adjustment or base rate adjustment. We expect to resume making interim TCOS filings in the second half of 2023.

Interim TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
53145	January 2022	March 2022	$27	$17	$10
52352	July 2021	September 2021	$48	$31	$17

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $1 million during the three months ended March 31, 2023.

Revenues collected for pass-through expenses increased $43 million to $333 million during the three months ended March 31, 2023. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $40 million to $321 million during the three months ended March 31, 2023 due to an increase in TCRF Third-Party provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to TCRF Third-Party providers under their TCOS rates and the retail portion of our own TCOS rate described above. Changes in our TCRF Third-Party revenue are to pass through changes in TCRF Third-Party expense. PUCT rules require us to update the TCRF component of our retail delivery rates on March 1 and September 1 each year, as well as upon implementation of new base rates resulting from a comprehensive base rate review.

See the TCRF Filings Table below for a listing of recent TCRF filings impacting revenues in 2023 and 2022.

TCRF Filings Table

			Billing Impact
			for Period Effective
PUCT Docket No.	Filed	Effective	Increase (Decrease)
54388	November 2022	March 2023 – May 2023 (a)	$(135)
53675	May 2022	September 2022 – February 2023	$154
52898	November 2021	March 2022 – August 2022	$(61)
52175	May 2021	September 2021 – February 2022	$149

____________

(a)Originally contemplated to be effective March 2023 – August 2023, the TCRF rate implemented pursuant to PUCT Docket No. 54388 was replaced by the base rates that went into effect on May 1, 2023 pursuant to the final order in our comprehensive base rate review (PUCT Docket No. 53601).

•An Increase in EECRF Revenues — EECRF revenues increased $3 million to $12 million during the three months ended March 31, 2023 and were generally offset by higher operation and maintenance expense.

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

Wholesale transmission service expense increased $40 million to $321 million during the three months ended March 31, 2023. The increase is due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $14 million to $263 million during the three months ended March 31, 2023. The increase includes $6 million in higher vegetation management costs, $4 million in higher labor and contractor related costs, $3 million in higher energy efficiency program expenses and $1 million in higher material and transportation costs. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs, given labor market conditions and inflationary pressures.

Depreciation and amortization increased $18 million to $240 million during the three months ended March 31, 2023. The increase is primarily attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $21 million (including a $6 million benefit related to non-operating income) during the three months ended March 31, 2023 compared to $39 million (including a $3 million benefit related to non-operating income) during the three months ended March 31, 2022. The decrease is primarily due to the tax benefits associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 16.9% and 16.7% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes remained flat during the three months ended March 31, 2023.

Other deductions and (income) – net was $4 million favorable for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $15 million to $123 million during the three months ended March 31, 2023. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings.

Write-off of rate base disallowances was recorded in the amount of $69 million in the first quarter of 2023, as a result of the final order issued by the PUCT in April 2023 in our comprehensive base rate review proceeding (PUCT Docket No. 53601), which excluded from rate base certain employee benefit and compensation related costs incurred through the end of December 31, 2021. The write-off includes a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating disallowances related to these disallowed employee benefit and compensation related costs.

Net income decreased by $91 million to $103 million during the three months ended March 31, 2023. The decrease was driven by the write-off of rate base disallowances recorded in the first quarter of 2023 resulting from the PUCT’s final order in our comprehensive base rate review (PUCT Docket No. 53601), lower revenues from decreased customer consumption attributable primarily to milder weather and increases in costs associated with additional investments (primarily depreciation and borrowing costs) and higher operation and maintenance expense, partially offset by higher revenues from updates to base transmission billing factors, transmission rate updates to reflect increase in invested capital, and customer growth.

OTHER COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2023, we reclassified $20 million related to employee retirement liabilities previously recorded in regulatory assets to other comprehensive income, as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601) disallowing rate recovery of those costs.

We also expect that net after-tax losses of approximately $3 million that are currently reported in accumulated other comprehensive loss at March 31, 2023 related to cash flow interest rate hedges will be reclassified into net income as an increase to interest expense within the next 12 months as the hedged items affect earnings.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Cash provided by operating activities totaled $261 million and $273 million during the three months ended March 31, 2023 and 2022, respectively. The $12 million net decrease is primarily the result of a $66 million decrease in customer deposits, a $40 million increase in storm-related costs and a $29 million decrease in accounts payable due to timing of payments to vendors, partially offset by a $119 million increase in transmission and distribution receipts.

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $20 million more than the amounts reported in the condensed statements of consolidated income during both of the three months ended March 31, 2023 and 2022. The differences are due to certain regulatory asset amortization being reported as operation and maintenance expense in the condensed statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $826 million and $570 million during the three months ended March 31, 2023 and 2022, respectively. The $256 million net increase is the result of an increase in debt financing activity. For more information, see Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activity, respectively, and Note 7 to Financial Statements regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $965 million and $692 million during the three months ended March 31, 2023 and 2022, respectively. The $273 million net increase is the result of an increase in capital expenditures.

Long-Term Debt

At March 31, 2023, our long-term debt consisted of fixed rate senior secured debt and variable rate unsecured debt. Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

The following tables summarize our long-term debt issuance, borrowing and repayment activities during the three months ended March 31, 2023:

Long-Term Debt Issued (Secured)	Issuance Dates	Principal Amounts Issued
5.50% Senior Notes, Series C, due May 1, 2026 (a)	March 29, 2023	$200
5.34% Senior Notes, Series D, due May 1, 2031 (a)	March 29, 2023	72
5.45% Senior Notes, Series E, due May 1, 2036 (a)	March 29, 2023	80
		352

Long-Term Debt Borrowed (Unsecured)	Borrowing Dates	Principal Amounts Borrowed
January 2023 Term Loan Credit Agreement due February 28, 2024 (b)
	January 27, 2023	500
	February 27, 2023	125
		625
March 2023 Term Loan Credit Agreement due April 30, 2024 (c)
	March 23, 2023	150
		150

Total long-term debt borrowed during the three months ended March 31, 2023		1,127

Long-Term Debt Repaid	Repayment Dates	Principal Amounts Repaid
July 2022 Term Loan Credit Agreement due August 30, 2023 (d)
	January 9, 2023	100
		100

Total long-term debt repaid during the three months ended March 31, 2023		100

Net increase in long-term debt during the three months ended March 31, 2023		$1,027

____________

(a)On March 29, 2023, we entered into a note purchase agreement (the March 2023 NPA) with the purchasers named therein, which provided for the issuance by us of certain senior secured notes.

(b)Borrowings under the unsecured term loan credit agreement dated January 24, 2023 (January 2023 Term Loan Credit Agreement) bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, as selected by us, as of a specified date, plus an adjustment of 0.10% (the SOFR Adjustment), plus a spread of 0.85%.

(c)Borrowings under the unsecured term loan credit agreement dated March 22, 2023 (March 2023 Term Loan Credit Agreement) bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, as selected by us, as of a specified date, plus a spread of 0.95%.

(d)Borrowings under the unsecured term loan credit agreement dated July 6, 2022 (July 2022 Term Loan Credit Agreement) bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, as selected by us, as of a specified date, plus the SOFR Adjustment plus a spread of 0.60%.

April Issuance of Senior Notes — On April 26, 2023, we issued an additional $28 million aggregate principal amount of 5.34% Senior Secured Notes, Series D, due May 1, 2031, and an additional $20 million aggregate principal amount of 5.45% Senior Secured Notes, Series E, due May 1, 2036. See Note 5 to Financial Statements for more information regarding our long-term debt issuances, borrowings and repayments, including certain debt activity subsequent to March 31, 2023.

AR Facility — On April 28, 2023, Oncor and Receivables LLC established the AR Facility, a three-year $500 million revolving accounts receivable securitization secured by accounts receivable from REPs and related rights. Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the lesser of the facility limit of $500 million and the borrowing base amount calculated based on the outstanding balance of eligible REP receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. The borrowing base for the AR Facility at the time it was established was approximately $408 million. On April 28, 2023, we borrowed $100 million under the AR Facility. See Note 5 to Financial Statement for more information regarding the AR Facility.

For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Deed of Trust — Our senior notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in its electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2023, the amount of available bond credits was $2.635 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.833 billion. See Note 5 to Financial Statements for a listing of all of our secured long-term debt secured by the Deed of Trust.

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

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at March 31, 2023 and December 31, 2022:

	At March 31,	At December 31,
	2023	2022
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(198)
Letters of credit outstanding	-	-
Available unused credit	$2,000	$1,802

____________

(a)The weighted average interest rate for commercial paper was 4.58% at December 31, 2022. All outstanding CP Notes at December 31, 2022 had maturity dates of less than one year.

See Note 4 to Financial Statements for additional information regarding the CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditure budget totaling $3.4 billion for 2023. Our board of directors generally approves capital expenditure budgets one year at a time, no sooner than the year immediately preceding the applicable year. Based on the long-term plan presented to our board of directors in April 2023, management expects to recommend to our board of directors capital expenditure budgets of approximately $3.6 billion in 2024, $3.8 billion in 2025, $3.9 billion in 2026, and $4.3 billion in 2027, for an aggregate 2023-2027 capital expenditure plan of approximately $19.0 billion. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including investments to support system growth, reliability and resiliency. Capital expenditures increased $273 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due primarily to service territory growth (and projects to accommodate that growth), increases in the cost of materials due to inflation and supply chain constraints, and increased labor and contractor costs, and we expect those trends to continue to impact capital expenditures for 2023 and beyond.

Pension Plans and OPEB Plans Funding — Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans is expected to total $5 million and $23 million, respectively, in 2023 and approximately $356 million and $126 million, respectively, in the five-year period 2023 to 2027. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the three months ended March 31, 2023, we made cash contributions to the pension plans and OPEB Plans of $1 million and $8 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. As of March 31, 2023, our purchase obligations under outsourcing agreements total $113 million over the next five years. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions” in our 2022 Form 10-K.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes, borrow under our Credit Facility, and, beginning in April 2023, borrow under our AR Facility. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the Credit Facility. Cash and cash equivalents totaled $139 million and $10 million at March 31, 2023 and December 31, 2022, respectively. Considering any CP Notes and letters of credit outstanding, available liquidity (cash, cash equivalents and available borrowing capacity under the Credit Facility, and CP Program) at March 31, 2023 totaled $2.139 billion, reflecting an increase of $327 million as compared to December 31, 2022.

We expect cash flows from operations combined with long-term debt issuances and term loan credit agreements as well as availability under the Credit Facility, the CP Program and the AR Facility to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, accounts receivables financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, or our Credit Facility, CP Program and AR Facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates.

Recent bank failures have caused instability in the banking industry and financial markets. While we have not been directly impacted to date by recent bank failures, we cannot predict the extent to which bank failures will impact the banking industry and financial markets in the future. Disruptions in the banking sector could increase the cost of capital and reduce our access to capital, lines of credit, and financing arrangements. In addition, a bank failure at a financial institution that holds our funds could threaten our ability to access our existing cash which could have a material adverse effect on our business and financial condition. In addition, if disruptions in the banking industry impact the ability of our customers, suppliers, and service providers to meet their obligations to us, it could also have a material adverse impact on our business.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $106 million on February 13, 2023 and $115 million on April 27, 2023.

Distributions — The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2023, our regulatory capitalization was 55.4% debt to 44.6% equity and as a result we had $823 million available to distribute to our members.

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

On February 14, 2023, our board of directors declared a cash distribution of $106 million, which was paid to our members on February 15, 2023. On April 25, 2023, our board of directors declared a cash distribution of $149 million, which was paid to our members on April 26, 2023.

Capitalization and Return on Equity — We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure of 57.5% debt to 42.5% equity went into effect in November 2017, as part of the PUCT order issued in the comprehensive base rate review we filed in PUCT Docket No. 46957 and was not changed by the PUCT in the final order in our most recent comprehensive base rate review, PUCT Docket No. 53601. In its April 6, 2023, final order in PUCT Docket No. 53601, the PUCT also set our authorized return on equity to 9.7%, a decrease from our prior authorized return on equity of 9.8% that went into effect in November 2017 as a result of PUCT Docket No. 46957. The 9.7% authorized return on equity went into effect on May 1, 2023 in connection with the effectiveness of new rates implementing the terms of the PUCT’s final order in PUCT Docket No. 53601. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

Our GAAP capitalization ratio was 46.2% debt to 53.8% equity at March 31, 2023.

Credit Rating Provisions and Material Debt Covenants

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of our Credit Facility (as discussed below). In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent comprehensive base rate review or subsequent base rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Presented below are the credit ratings assigned for our debt securities at May 4, 2023.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates and commitment fee charged under the agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. Based on our current debt ratings as of May 4, 2023, the commitment fee will be 0.10% and the applicable margin for SOFR-based borrowings would be 1.00% and alternate base rate borrowings would be 0.00%. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 5 to Financial Statements for additional information regarding our Credit Facility and CP Program.

The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics set forth in the Credit Facility. Based on our performance on the two sustainability-linked pricing metrics during 2022, in which we exceeded the employee health and safety targets but failed, due to supply chain constraints, to meet the environmental threshold objective of securing a certain number of lower-emissions bucket trucks, we do not anticipate an overall increase or decrease to the commitment fee or the applicable margin during 2023. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

Our Credit Facility, note purchase agreements and term loan credit agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility, the March 2023 NPA and our term loan credit agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At March 31, 2023, we were in compliance with this covenant and all other covenants under our Credit Facility, note purchase agreements and term loan credit agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, May 2019 NPA, the AR Facility and term loan credit agreements, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated or, in the case of the May 2019 NPA, may cause the notes issued thereunder to be declared due and payable.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements, would permit the holders of our secured debt under the indentures or the note purchase agreements to exercise their remedies under the Deed of Trust.

Guarantees

At March 31, 2023, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

Base Rate Review (PUCT Docket No. 53601) — On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. The base rate review used a test year based on calendar year 2021 results with certain adjustments. We estimate that the final order results in an average increase over 2021 test year adjusted annualized revenue of 1.4%, and would result in an aggregate annualized revenue increase over the 2021 test year of approximately $79 million. Key findings made by the PUCT in the order include setting our authorized return on equity at 9.7% (a decrease from our prior authorized return on equity of 9.8%), maintaining our regulatory capital structure at 57.5% debt to 42.5% equity, approving our requested regulatory asset amortization period of five years, changing depreciation rates and lives of certain depreciable assets, and approving our requested increase for our annual self-insurance reserve accrual primarily associated with storm related costs.

In addition, the final order excluded from rates an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as $65 million of certain employee benefit and compensation related costs that we had previously capitalized primarily to property, plant and equipment during the period of 2017 through 2021. As a result, we recognized in the three months ended March 31, 2023, a charge against income for the effects of that $65 million disallowance, as well as an additional $4 million charge against income due to certain similar employee benefit and compensation related costs that were capitalized during 2022. The total $69 million ($54 million after-tax) write-off consists of a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating cost disallowances related to these employee benefit and compensation related costs.

New rates implementing the final order went into effect on May 1, 2023. The order is subject to motions for rehearing and appeals and on May 1, 2023 we filed a motion for rehearing seeking reconsideration of certain of the exclusions from rates, as well as seeking certain technical corrections to the order. Intervening parties in the proceeding have also filed motions for rehearing with respect to certain findings in the PUCT order. We cannot predict the outcome of these matters.

DCRF Good Cause Exception Request (PUCT Docket No. 54648) — On March 9, 2023, the PUCT issued an order approving our request to extend our 2023 filing deadline for a DCRF application. As a result of that order, we now have until June 30, 2023 to file a DCRF application.

See Note 2 to Financial Statements for a discussion of other significant PUCT matters for the three months ended March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at March 31, 2023.

At March 31, 2023, all of our long-term debt, other than the borrowings under our term loan credit agreements, carried fixed interest rates. In addition, borrowings of short-term debt under the Credit Facility bear interest on a floating rate basis. At March 31, 2023, there were no borrowings under the Credit Facility. At March 31, 2023, loans under the January 2023 Term Loan Credit Agreement bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, as selected by us, as of a specified date, plus the SOFR Adjustment, plus a spread of 0.85% and loans under the March 2023 Term Loan Credit Agreement bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, as selected by us, as of a specified date, plus a spread of 0.95%. SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR will affect the interest rates of our borrowings that use SOFR as a benchmark.

Based on the amount of floating rate debt outstanding as of March 31, 2023, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At March 31, 2023, we had accrued $8 million in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with trade accounts receivable totaled $828 million at March 31, 2023. The receivable balance is before the allowance for uncollectible accounts, which totaled $14 million at March 31, 2023. The exposure includes trade accounts receivable from REPs totaling $487 million, which are generally noninvestment grade and from transmission customers totaling $62 million, which include investment grade distribution companies, cooperatives and municipally-owned utilities, which are generally considered low credit risk. At March 31, 2023, REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers collectively represented 21% and 19%, respectively, of the trade accounts receivable balance. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at March 31, 2023.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of material regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Matters with the PUCT”. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations, or cash flows. For a discussion of certain of these proceedings, see Notes 2 and 6 to the Financial Statements.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed	As
	With File Number*	Exhibit

(10)	Material Contracts

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 10-K (filed February 28, 2023)	10.J	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan.
10(b)			—	Oncor Electric Delivery Company LLC Ninth Amended and Restated Executive Annual Incentive Plan.

	Credit Agreements

10(c)	333-100240 Form 8-K (filed January 30, 2023)	10.1	—

Term Loan Credit Agreement, dated as of January 24, 2023, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, and Toronto Dominion (Texas) LLC, as administrative agent for the lenders.

10(d)	333-100240 Form 8-K (filed March 23, 2023)	10.1	—	Term Loan Credit Agreement, dated as of March 22, 2023, between Oncor Electric Delivery Company LLC, as the borrower, and U.S. Bank National Association, as the lender.
10(e)	333-100240 Form 8-K (filed March 29, 2023)	10.1	—

Note Purchase Agreement, dated as of March 29, 2023, among Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.50% Senior Secured Notes, Series C, due May 1, 2026, 5.34% Senior Secured Notes, Series D, due May 1, 2031 and 5.45% Senior Secured Notes, Series E, due May 1, 2036.

10(f)	333-100240 Form 8-K (filed April 28, 2023)	10.1	—

Receivables Financing Agreement, dated as of April 28, 2023, among Oncor Receivables LLC, as borrower, the persons from time to time party thereto, as lenders and as group agents, MUFG Bank, LTD., as administrative agent, and Oncor Electric Delivery Company LLC, as initial servicer.

10(g)	333-100240 Form 8-K (filed April 28, 2023)	10.2	—	Purchase and Sale Agreement, dated as of April 28, 2023, among Oncor Electric Delivery Company LLC, as servicer, the originators from time to time party thereto, and Oncor Receivables LLC, as buyer.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)	—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)	—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

101.INS	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 4, 2023