Form 10-Q
period 2023-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2023-08-03
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

As of August 3, 2023, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

ASC	Accounting Standards Codification
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019, which was declared a pandemic by the World Health Organization in March 2020
CP Notes	Unsecured commercial paper notes issued under the Oncor CP Program
CP Program	Oncor’s commercial paper program, as amended
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

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)

GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kWh	Kilowatt-hours
Limited Liability Company Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NERC	North American Electric Reliability Corporation
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former Oncor employees as well as certain eligible current and former employees of former affiliated companies, including Vistra, and their eligible dependents

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly-owned subsidiary of Oncor
REP	Retail electric provider
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Securities Act	Securities Act of 1933, as amended
Sempra	Sempra, a California corporation
Sempra Acquisition

Refers to the transactions pursuant to which Sempra indirectly acquired approximately 80% of Oncor’s membership interests owned indirectly by Energy Future Holdings Corp. and Energy Future Intermediate Holdings Company LLC. The transactions closed March 9, 2018

Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C.
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly-owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings

TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Operating revenues (Note 3)	$1,343	$1,293	$2,635	$2,542
Operating expenses:
Wholesale transmission service	322	290	643	571
Operation and maintenance	271	255	534	504
Depreciation and amortization	242	223	482	445
Provision in lieu of income taxes (Note 9)	41	50	68	92
Taxes other than amounts related to income taxes	141	140	286	285
Write-off of rate base disallowances (Note 2)	-	-	55	-
Total operating expenses	1,017	958	2,068	1,897
Operating income	326	335	567	645
Other deductions and (income) – net (Note 10)	(5)	(1)	2	10
Non-operating benefit in lieu of income taxes	(2)	(1)	(8)	(4)
Interest expense and related charges (Note 10)	133	108	256	216
Write-off of non-operating rate base disallowances (Note 2)	-	-	14	-
Net income	$200	$229	$303	$423

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Net income	$200	$229	$303	$423
Other comprehensive income:
Net effects of cash flow hedges (net of tax)	-	-	1	1
Defined benefit pension plans (Notes 2 and 7)	-	1	(20)	2
Total other comprehensive income	-	1	(19)	3
Comprehensive income	$200	$230	$284	$426

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(dollars in millions)
Cash flows – operating activities:
Net income	$303	$423
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	536	486
Write-off of rate base disallowances (Note 2)	69	-
Provision in lieu of deferred income taxes – net	23	20
Other – net	-	(11)
Changes in operating assets and liabilities:
Regulatory accounts related to reconcilable tariffs (Note 2)	(120)	12
Other operating assets and liabilities	(280)	(285)
Cash provided by operating activities	531	645
Cash flows – financing activities:
Issuances and borrowings of long-term debt (excluding AR Facility) (Note 5)	2,175	2,100
Repayments of long-term debt (excluding AR Facility) (Note 5)	(875)	(1,050)
Borrowings under AR Facility (Note 5)	425	-
Repayments under AR Facility (Note 5)	(100)	-
Net change in short-term borrowings (Note 4)	(198)	(215)
Capital contributions from members (Note 7)	221	212
Distributions to members (Note 7)	(255)	(212)
Debt discount, financing and reacquisition costs – net	(33)	(13)
Cash provided by financing activities	1,360	822
Cash flows – investing activities:
Capital expenditures	(1,890)	(1,416)
Other – net	17	38
Cash used in investing activities	(1,873)	(1,378)
Net change in cash, cash equivalents and restricted cash	18	89
Cash, cash equivalents and restricted cash – beginning balance	98	54
Cash, cash equivalents and restricted cash – ending balance	$116	$143

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2023	2022
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$28	$10
Restricted cash, current (Note 1)	23	16
Trade accounts receivable – net (Note 10)	966	884
Amounts receivable from members related to income taxes (Note 9)	1	-
Materials and supplies inventories – at average cost	253	204
Prepayments and other current assets	122	109
Total current assets	1,393	1,223
Restricted cash, noncurrent (Note 1)	65	72
Investments and other property (Note 10)	136	137
Property, plant and equipment – net (Note 10)	26,531	25,203
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,607	1,502
Right-of-use operating lease and other assets (Note 6)	159	161
Total assets	$34,631	$33,038

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$198
Long-term debt due currently (Note 5)	500	100
Trade accounts payable	490	536
Amounts payable to members related to income taxes (Note 9)	16	45
Accrued taxes other than amounts related to income	174	277
Accrued interest	113	97
Operating lease and other current liabilities (Note 6)	443	330
Total current liabilities	1,736	1,583
Long-term debt, less amounts due currently (Note 5)	12,323	11,128
Liability in lieu of deferred income taxes (Note 9)	2,244	2,182
Regulatory liabilities (Note 2)	2,938	3,014
Employee benefit plan obligations (Note 8)	1,387	1,394
Operating lease and other obligations (Notes 6 and 10)	291	275
Total liabilities	20,919	19,576
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at June 30, 2023 and December 31, 2022 – 635,000,000	13,893	13,624
Accumulated other comprehensive loss	(181)	(162)
Total membership interests	13,712	13,462
Total liabilities and membership interests	$34,631	$33,038

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

In March 2018, Sempra indirectly acquired Oncor Holdings after obtaining various approvals, including PUCT approval through the Sempra Order, which outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. Our Limited Liability Company Agreement requires PUCT approval of certain revisions to the Limited Liability Company Agreement, including, among other things, governance structure and other various ring-fencing measures.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our Limited Liability Company Agreement require that the board of directors of Oncor consist of 13 members, constituted as follows:

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2022 Form 10-K. In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. We have evaluated all subsequent events through the date the financial statements were issued. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality or other factors, such as changes in the rates we are authorized to charge customers. We also apply the guidance of ASC 810, Consolidations, or ASC 810, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE, should be consolidated.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the sum of such amounts reported on the unaudited condensed statements of consolidated cash flows:

	At June 30,	At December 31,
	2023	2022
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$28	$10
Restricted cash, current (a)	23	16
Restricted cash, noncurrent (a)	65	72
Total cash, cash equivalents and restricted cash on the condensed statements of consolidated cash flows	$116	$98

____________

(a)Restricted cash represents amounts deposited with Oncor for customer advances for construction that are subject to probable return in accordance with PUCT rules, ERCOT requirements or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in a separate escrow account.

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

Rate Proceedings

Base Rate Review (PUCT Docket No. 53601)

On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect on May 1, 2023. Key findings made by the PUCT in the final order include setting our authorized return on equity at 9.7% (a decrease from our prior authorized return on equity of 9.8%), maintaining our regulatory capital structure at 57.5% debt to 42.5% equity, approving our requested regulatory asset amortization period of five years, changing depreciation rates and lives of certain depreciable assets, and approving our requested increase for our annual self-insurance reserve accrual primarily associated with storm related costs. In addition, the final order excluded from rates an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as $65 million of certain employee benefit and compensation related costs that we had previously capitalized primarily to property, plant and equipment during the period of 2017 through 2021. As a result, we recognized a charge against income in the three months ended March 31, 2023 for the effects of that $65 million disallowance, as well as an additional $4 million charge against income due to certain similar employee benefit and compensation related costs that were capitalized during 2022. The total $69 million ($54 million after-tax) write-off consists of a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating cost disallowances related to these employee benefit and compensation related costs.

On May 1, 2023, we filed a motion for rehearing seeking reconsideration of certain of the exclusions from rates, as well as seeking certain technical corrections to the final order. Certain intervening parties in the proceeding also filed motions for rehearing seeking reconsideration of various provisions in the final order. On June 30, 2023, the PUCT issued an order on rehearing in response to the motions for rehearing. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. The order on rehearing is subject to motions for rehearing and appeals. We cannot predict the outcome of these matters.

Capital Trackers

DCRF and TCOS interim rate adjustments, also known as capital trackers, allow us to recover the cost of certain investments before the investments are deemed prudent in a base rate review. In June 2023, legislation was enacted that increased the number of DCRF rate adjustments that may be filed by utilities in a single year from one adjustment filing to up to two adjustment filings per year. Under PUCT rules, we can file up to two TCOS interim rate adjustment applications in a calendar year to reflect changes in our invested transmission capital. These interim rate applications are subject to a regulatory proceeding and PUCT approval.

In 2023, Oncor has filed the following interim rate update applications with the PUCT:

Filing Type	PUCT Docket No.	Filed	Requested Effective Date	Requested Annual Revenue Impact
DCRF	55190 (a)	June 2023	September 2023 (a)	$153
TCOS	55282 (a)	July 2023	September 2023 (a)	$42

____________

(a)Pending PUCT approval.

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

On May 1, 2023, as part of the implementation of new base rates reflecting the final order in our comprehensive base rate review (PUCT Docket No. 53601), we commenced a five-year amortization period for certain regulatory assets and liabilities accrued through the end of the December 31, 2021 test year.

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at June 30, 2023.

	Remaining Rate Recovery/Amortization Period in Effect
	At June 30, 2023	At June 30, 2023	At December 31, 2022
Regulatory assets:
Employee retirement liability (a)(b)(c)(d)	To be determined	$154	$157
Employee retirement costs being amortized	5 years	109	158
Employee retirement costs incurred since the last base rate review periods (b)	To be determined	79	91
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	513	181
Self-insurance reserve incurred since the last base rate review periods (primarily storm related) (b)	To be determined	372	571
Debt reacquisition costs	Lives of related debt	12	15
Under-recovered AMS costs	5 years	96	107
Energy efficiency program performance bonus (a)	Approximately 1 year	14	28
Wholesale distribution substation service being amortized	5 years	73	-
Wholesale distribution substation service incurred since the last base rate review periods (b)	To be determined	28	97
Expenses related to COVID-19 being amortized	5 years	34	-
Unrecovered expenses related to COVID-19 incurred since the last base rate review periods (b)	To be determined	2	37
Recoverable deferred income taxes	Various	31	25
Uncollectible payments from REPs being amortized	5 years	8	-
Uncollectible payments from REPs incurred since the last base rate review periods (b)	To be determined	-	8
Under-recovered wholesale transmission service expense (a)	Approximately 1 year	50	-
Other regulatory assets	Various	32	27
Total regulatory assets		1,607	1,502

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,483	1,431
Excess deferred taxes	Primarily over lives of related assets	1,343	1,375
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	-	101
Unamortized gain on reacquisition of debt	Lives of related debt	25	25
Employee retirement costs over-recovered being refunded	5 years	25	-
Employee retirement costs over-recovered since the last base rate review periods (b)	To be determined	34	60
Other regulatory liabilities	Various	28	22
Total regulatory liabilities		2,938	3,014
Net regulatory assets (liabilities)		$(1,331)	$(1,512)

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$614	$600	$1,165	$1,178
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	238	237	488	470
Billed to REPs serving Oncor distribution customers, through TCRF	133	132	274	262
Total transmission base revenues	371	369	762	732
Other miscellaneous revenues	25	22	42	40
Total revenues contributing to earnings	1,010	991	1,969	1,950

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	322	290	643	571
EECRF and other	11	12	23	21
Total revenues collected for pass-through expenses	333	302	666	592
Total operating revenues	$1,343	$1,293	$2,635	$2,542

Customers

At June 30, 2023, our distribution business customers primarily consisted of over 100 REPs that sell the electricity we distribute to consumers in our certificated service area. The majority of consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 21% and 18%, respectively, of our total operating revenues for the three months ended June 30, 2023 and 23% and 20%, respectively, of our total operating revenues for the six months ended June 30, 2023. No other customer represented more than 10% of our total operating revenues for such three-month and six-month periods.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at June 30, 2023 and December 31, 2022:

	At June 30,	At December 31,
	2023	2022
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(198)
Letters of credit outstanding	-	-
Available unused credit	$2,000	$1,802

____________

(a)The weighted average interest rate for commercial paper was 4.58% at December 31, 2022. All outstanding CP Notes at December 31, 2022 had maturity dates of less than one year.

Credit Facility

Our $2.0 billion unsecured revolving Credit Facility, which was entered into in November 2021 and extended in November 2022 by amendment, has a maturity date of November 9, 2027. We have the option to request one additional one-year extension. We also have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. Borrowings under the Credit Facility, if any, are classified as short-term on the balance sheet.

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus an adjustment of 0.10% (the SOFR Adjustment), plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in each case, an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. The Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current benchmark.

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

The Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants. At June 30, 2023, we were in compliance with these covenants.

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

5. LONG-TERM DEBT

At June 30, 2023, our long-term debt consisted of fixed rate senior secured notes and variable rate secured debt borrowed under our AR Facility. Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. Amounts borrowed under our AR Facility are secured by accounts receivable from REPs and certain related rights under our AR Facility. See “—Long-Term Debt-Related Activity in 2023—AR Facility” below for additional information. At June 30, 2023 and December 31, 2022, our long-term debt consisted of the following:

	At June 30,	At December 31,
	2023	2022
Fixed Rate Secured:
2.75% Senior Notes due June 1, 2024	$500	$500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	-
4.30% Senior Notes due May 15, 2028	600	-
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	-
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.45% Senior Notes, Series E, due May 1, 2036	100	-
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	500
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	12,645	11,245
Variable Rate Secured:
AR Facility due April 28, 2026	325	-
Variable Rate Unsecured:
Term loan credit agreement due August 30, 2023	-	100
Total long-term debt	12,970	11,345
Unamortized discount, premium and debt issuance costs	(147)	(117)
Less amount due currently	(500)	(100)
Long-term debt, less amounts due currently	$12,323	$11,128

Deed of Trust

Our long-term senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by us for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent.

Long-Term Debt-Related Activity in 2023

Senior Secured Notes

March 2023 Note Purchase Agreement

On March 29, 2023, we entered into a note purchase agreement (March 2023 NPA) with the purchasers named therein, which provided for the issuance by us of certain senior secured notes. Pursuant to the March 2023 NPA, on March 29, 2023, we sold $200 million aggregate principal amount of 5.50% Senior Secured Notes, Series C, due May 1, 2026 (Series C Notes), $72 million aggregate principal amount of 5.34% Senior Secured Notes, Series D, due May 1, 2031 (Initial Series D Notes) and $80 million aggregate principal amount of 5.45% Senior Secured Notes, Series E, due May 1, 2036 (Initial Series E Notes), and on April 26, 2023, we sold an additional $28 million aggregate principal amount of 5.34% Senior Secured Notes, Series D, due May 1, 2031 (Additional Series D Notes and, together with the Initial Series D Notes, the Series D Notes) and an additional $20 million aggregate principal amount of 5.45% Senior Secured Notes, Series E, due May 1, 2036 (Additional Series E Notes and together with the Initial Series E Notes, Series E Notes). The senior secured notes issued under the March 2023 NPA are secured pursuant to the Deed of Trust.

The March 2023 NPA provides for optional prepayment and make-whole payments with respect to any series of notes issued under the March 2023 NPA. The March 2023 NPA also contains customary covenants, restricting us, subject to certain exceptions, from among other things, entering into mergers and consolidations, and sales of substantial assets. In addition, the March 2023 NPA requires that we maintain a consolidated senior debt to consolidated total capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The March 2023 NPA contains customary events of default, including the failure to pay principal or interest when due, among others. If any such event of default occurs and is continuing, among other remedies provided in the March 2023 NPA, the outstanding principal of the notes issued under the March 2023 NPA may be declared due and payable.

We used the proceeds from the sale of the senior secured notes under the March 2023 NPA for general corporate purposes, including repayment of outstanding CP Notes.

The Series C Notes bear interest at a rate of 5.50% per annum and mature on May 1, 2026. The Series D Notes bear interest at a rate of 5.34% per annum and mature on May 1, 2031. The Series E Notes bear interest at a rate of 5.45% per annum and mature on May 1, 2036. Interest on the senior secured notes issued on March 29, 2023 was accrued beginning from March 29, 2023. Interest on the senior secured notes issued on April 26, 2023 was accrued beginning from April 26, 2023. All interest will be payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2023.

Issuance of Senior Secured Notes Under Indenture

On May 11, 2023, we issued $600 million aggregate principal amount of 4.30% Senior Secured Notes due May 15, 2028 (2028 Notes) and $400 million aggregate principal amount of 4.95% Senior Secured Notes due September 15, 2052 (2052 Notes). The 2052 Notes constitute an additional issuance of our 4.95% Senior Secured Notes due 2052, $500 million of which we previously issued on September 8, 2022. The 2028 Notes and 2052 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust.

We used the proceeds (net of the initial purchasers’ discount fees, expenses, and accrued interest) of approximately $970 million from the sale of the 2028 Notes and 2052 Notes for general corporate purposes, including to repay on May 11, 2023, the full amount of $625 million outstanding under our unsecured term loan credit agreement, dated January 24, 2023, the full amount of $150 million outstanding under our unsecured term loan credit agreement, dated March 22, 2023, and the then-full amount of $100 million outstanding under our AR Facility.

The 2028 Notes bear interest at a rate of 4.30% per annum and mature on May 15, 2028. The 2052 Notes bear interest at a rate of 4.95% per annum and mature on September 15, 2052. Interest on the 2028 Notes accrued from May 11, 2023 and will be payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2023. Interest on the 2052 Notes accrued from March 15, 2023, and will be payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2023. Prior to April 15, 2028 in the case of the 2028 Notes and March 15, 2052 in the case of the 2052 Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after April 15, 2028 in the case of the 2028 Notes and March 15, 2052 in the case of the 2052 Notes, we may redeem them at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

AR Facility

On April 28, 2023, we and our bankruptcy-remote special purpose entity Receivables LLC, a wholly-owned subsidiary of Oncor, established the AR Facility, a revolving accounts receivable securitization facility. Under the terms of the AR Facility, Oncor sells or contributes all of its existing and future accounts receivable from REPs and certain related rights to Receivables LLC as contemplated by the terms of the AR Facility. Receivables LLC then pledges those REP receivables and related rights to the lenders under the AR Facility as collateral for borrowings. Oncor serves as servicer of the AR Facility and receives a fee from Receivables LLC equal to 1.00% per annum of the aggregate unpaid balance of receivables as of the last day of each settlement period.

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

Receivables LLC is considered a VIE. See Note 10 for more information related to our consolidated VIE.

Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the lesser of the facility limit of $500 million and the borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. The amounts available for borrowing may vary based on the amount of accounts receivable that Receivables LLC holds.

At June 30, 2023, the borrowing base for the AR Facility was $495 million. After taking into account the $325 million in aggregate borrowings outstanding, $170 million in borrowing capacity was available under the AR Facility at June 30, 2023. On July 28, 2023, we borrowed an additional $135 million under the AR Facility.

The agreements relating to the AR Facility contain customary representations and warranties, affirmative and negative covenants, and events of default, including but not limited to those providing for the acceleration of amounts owed under the AR Facility if, among other things, Receivables LLC fails to pay interest or other amounts due, Receivables LLC becomes insolvent or subject to bankruptcy proceedings or certain judicial judgments or breaches of certain representations and warranties and covenants. The AR Facility will terminate at the earlier of (i) April 28, 2026, (ii) the date on which the termination date is declared or deemed to have occurred upon the exercise of remedies by the administrative agent, or (iii) the date that is 30 days after notice by Receivables LLC. Subject to the consent of the administrative agent and the lenders, Receivables LLC may, 30 days prior to each anniversary date of the receivables financing agreement, extend the AR Facility in one-year increments.

Term Loan Credit Agreement Activity

On January 9, 2023, we repaid the remaining $100 million principal amount outstanding under a term loan credit agreement, dated July 6, 2022, that was due to mature on August 30, 2023. Following such repayment, no borrowings remained outstanding and the term loan credit agreement ceased to be in effect.

 On January 24, 2023, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $625 million. The term loan credit agreement had a maturity date of February 28, 2024. On January 27, 2023, we borrowed $500 million and on February 27, 2023, we borrowed the remaining $125 million under the term loan credit agreement. The proceeds from the borrowings were used for general corporate purposes, including repayment of outstanding CP Notes. Loans under the term loan credit agreement bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period as of a specified date, plus the SOFR Adjustment, plus a spread of 0.85%. On May 11, 2023, we repaid the full $625 million aggregate principal amount outstanding under the term loan credit agreement. As a result of the repayment, no borrowings remained outstanding and the term loan credit agreement ceased to be in effect.

On March 22, 2023, we entered into an unsecured term loan credit agreement with a commitment equal to an aggregate principal amount of $150 million. The term loan credit agreement had a maturity date of April 30, 2024. On March 23, 2023, we borrowed $150 million under the term loan credit agreement. The proceeds from the borrowing were used for general corporate purposes, including repayment of outstanding CP Notes. Loans under the term loan credit agreement bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period as of a specified date plus a spread of 0.95%. On May 11, 2023, we repaid the full $150 million aggregate principal amount outstanding under the term loan credit agreement. As a result of the repayment, no borrowings remained outstanding and the term loan credit agreement ceased to be in effect.

Fair Value of Long-Term Debt

At June 30, 2023 and December 31, 2022, the estimated fair value of our long-term debt (including current maturities) totaled $12.085 billion and $10.398 billion, respectively, and the carrying amount totaled $12.822 billion and $11.228 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

See Note 2 for information regarding our base rate review and pending capital trackers. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Notes 1 and 2 above and Note 7 to Financial Statements in our 2022 Form 10-K for additional information regarding our regulatory and legal proceedings, respectively.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At June 30, 2023, we had $4 million in GAAP operating leases that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Financial Statements in our 2022 Form 10-K for additional information on leases.

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

7. MEMBERSHIP INTERESTS

Contributions

We received cash capital contributions from our members of $115 million on July 27, 2023. In the six months ended June 30, 2023, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 13, 2023	$106
April 27, 2023	$115

Distributions

The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). In addition, the distribution restrictions also require us to suspend dividends and other distributions (except for contractual tax payments) if the credit rating on our senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), unless otherwise allowed by the PUCT. At June 30, 2023, our regulatory capitalization was 56.1% debt to 43.9% equity and as a result we had $569 million available to distribute to our members.

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

On July 25, 2023, our board of directors declared a cash distribution of $149 million, which was paid to our members on July 26, 2023. In the six months ended June 30, 2023, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2023	February 15, 2023	$106
April 25, 2023	April 26, 2023	$149

Membership Interests

The following tables present the changes to membership interests during the three and six months ended June 30, 2023 and 2022, net of tax:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at March 31, 2023	$13,727	$(181)	$13,546
Net income	200	-	200
Capital contributions	115	-	115
Distributions	(149)	-	(149)
Balance at June 30, 2023	$13,893	$(181)	$13,712

Balance at March 31, 2022	$12,913	$(129)	$12,784
Net income	229	-	229
Capital contributions	106	-	106
Distributions	(106)	-	(106)
Defined benefit pension plans	-	1	1
Balance at June 30, 2022	$13,142	$(128)	$13,014

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2022	$13,624	$(162)	$13,462
Net income	303	-	303
Capital contributions	221	-	221
Distributions	(255)	-	(255)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans (a)	-	(20)	(20)
Balance at June 30, 2023	$13,893	$(181)	$13,712

Balance at December 31, 2021	$12,719	$(131)	$12,588
Net income	423	-	423
Capital contributions	212	-	212
Distributions	(212)	-	(212)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	2	2
Balance at June 30, 2022	$13,142	$(128)	$13,014

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the six months ended June 30, 2023 and 2022, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(34)	$(128)	$(162)
Defined benefit pension plans (a)	-	(20)	(20)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at June 30, 2023	$(33)	$(148)	$(181)

Balance at December 31, 2021	$(36)	$(95)	$(131)
Defined benefit pension plans	-	2	2
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	1	-	1
Balance at June 30, 2022	$(35)	$(93)	$(128)

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and six months ended June 30, 2023 and 2022, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net pension costs:
Service cost	$6	$8	$12	$16
Interest cost (a)	30	23	61	45
Expected return on assets (a)	(32)	(27)	(64)	(53)
Amortization of net loss (a)	-	8	1	16
Net pension costs	4	12	10	24
Net adjustments (b)	2	(1)	6	(2)
Net pension costs recognized as operation and maintenance expense or other deductions	$6	$11	$16	$22

Components of net OPEB costs:
Service cost	$1	$1	$2	$2
Interest cost (a)	8	6	16	12
Expected return on assets (a)	(2)	(2)	(4)	(4)
Amortization of net loss (a)	(8)	-	(16)	-
Net OPEB costs	(1)	5	(2)	10
Net adjustments (b)	5	3	14	5
Net OPEB costs recognized as operation and maintenance expense or other deductions	$4	$8	$12	$15

___________

(a)The components of net costs other than service cost component are recorded in “Other deductions and (income) – net” in Condensed Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, plant and equipment, regulatory assets or regulatory liabilities.

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $2 million and $14 million, respectively, during the six months ended June 30, 2023. Based on applicable minimum funding requirements and the latest actuarial projections, our future fundings for the pension plans and the OPEB Plans are expected to total $3 million and $10 million, respectively, during the remainder of 2023 and approximately $466 million and $128 million, respectively, in the five-year period from 2023 to 2027. We may also elect to make additional discretionary contributions based on market and/or business conditions.

9. RELATED-PARTY TRANSACTIONS

The following represents our significant related-party transactions and related matters.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At June 30, 2023			At December 31, 2022
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes payable (receivable)	$(1)	$-	$(1)	$14	$4	$18
Texas margin tax payable	16	-	16	27	-	27
Net payable (receivable)	$15	$-	$15	$41	$4	$45

Cash payments made to members related to income taxes in the six months ended June 30, 2023 and 2022 consisted of the following:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$35	$8	$43	$41	$10	$51
Texas margin tax	25	-	25	22	-	22
Total payments	$60	$8	$68	$63	$10	$73

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended June 30, 2023 and 2022, and $8 million and $7 million in the six months ended June 30, 2023 and 2022, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the six months ended June 30, 2023 and 2022.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions and (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Professional fees	$3	$1	$5	$3
Recoverable Pension and OPEB – non-service costs	8	14	23	27
Non-recoverable pension and OPEB	(1)	-	(1)	-
Gain on sale of non-utility property	-	(11)	-	(11)
AFUDC – equity income	(12)	(8)	(23)	(14)
Interest and investment loss (income) – net	(3)	2	(4)	4
Other	-	1	2	1
Total other deductions and (income) – net	$(5)	$(1)	$2	$10

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest	$137	$109	$263	$218
Amortization of discount, premium and debt issuance costs	3	3	6	5
Less AFUDC – capitalized interest portion	(7)	(4)	(13)	(7)
Total interest expense and related charges	$133	$108	$256	$216

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2023	2022
Gross trade accounts and other receivables	$979	$897
Allowance for uncollectible accounts	(13)	(13)
Trade accounts receivable – net	$966	$884

At June 30, 2023, REP subsidiaries of our two largest customers collectively represented 21% and 19%, respectively, of the trade accounts receivable balance. At December 31, 2022, REP subsidiaries of our two largest customers represented 23% and 20%, respectively, of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2023	2022
Assets related to employee benefit plans	$122	$123
Non-utility property – land	12	12
Other	2	2
Total investments and other property	$136	$137

Consolidated VIE

We have a controlling financial interest that has been identified as a VIE under ASC 810 in Receivables LLC, which has entered into the AR Facility. See Note 5 for more information on AR Facility.

The summarized financial information for our consolidated VIE consisted of the following:

At June 30,
2023
Assets
Cash and cash equivalents	$4
Trade accounts receivable – net	588
Total assets	$592

Liabilities
Long-term debt	$325
Total Liabilities	$325

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At June 30,	At December 31,
	Average Life of Depreciable Plant at June 30, 2023 (a)	2023	2022
Assets in service:
Distribution (b)	2.7% / 36.5 years	$17,985	$17,226
Transmission (c)	2.4% / 42.4 years	14,372	13,874
Other assets	7.4% / 13.5 years	2,108	2,156
Total		34,465	33,256
Less accumulated depreciation		9,170	9,054
Net of accumulated depreciation		25,295	24,202
Construction work in progress		1,188	953
Held for future use		48	48
Property, plant and equipment – net		$26,531	$25,203

____________

(a)Reflects depreciation rates and average lives of depreciable plant in the final order in our comprehensive base rate review (PUCT Docket No. 53601) that went into effect on May 1, 2023.

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

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At June 30, 2023			At December 31, 2022
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$667	$124	$543	$662	$122	$540
Capitalized software	1,211	461	750	1,183	441	742
Total	$1,878	$585	$1,293	$1,845	$563	$1,282

Aggregate amortization expense for intangible assets totaled $24 million and $19 million for the three months ended June 30, 2023 and 2022, respectively, and $46 million and $38 million for the six months ended June 30, 2023 and 2022, respectively. The estimated annual amortization expense for the five-year period from 2023 to 2027, based on rates in effect at June 30, 2023, is as follows:

Year	Amortization Expense (a)
2023	$99
2024	$105
2025	$105
2026	$105
2027	$105

____________

(a)Amortization rates and average lives of depreciable intangible assets, reflected in the final order in our comprehensive base rate review (PUCT Docket No. 53601) that went into effect on May 1, 2023.

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2023	2022
Operating lease liabilities	$122	$131
Investment tax credits	3	3
Customer advances for construction – noncurrent	62	71
Other	104	70
Total operating lease and other obligations	$291	$275

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
Cash payments related to:
Interest	$245	$213
Less capitalized interest	(13)	(7)
Interest payments (net of amounts capitalized)	$232	$206

Amount in lieu of income taxes (Note 9):
Federal	$43	$51
State	25	22
Total payments in lieu of income taxes	$68	$73

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$244	$168

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as the consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2022 Form 10-K.

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

Significant Activities and Events

Base Rate Review (PUCT Docket No. 53601) — On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review proceeding. New base rates implementing the terms of the final order went into effect on May 1, 2023. We and other parties in the proceeding filed motions for rehearing with respect to various provisions of the final order, and on June 30, 2023, the PUCT issued an order on rehearing in response to those motions for rehearing. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. The order on rehearing is subject to motions for rehearing and appeals. See “—Regulation and Rates” below and Note 2 to Financial Statements for further discussion of the base rate review.

Capital Tracker Proceedings — See Note 2 to Financial Statements for a discussion of other significant PUCT matters, including applications for interim DCRF and TCOS rate updates.

State Legislation — See “—Regulation and Rates—State Legislation” below for a discussion of state legislation enacted into law that we believe could significantly impact our business, financial condition, and results of operations, including legislation expected to decrease regulatory lag on recovery of certain distribution-related investments, legislation providing greater regulatory certainty on recovery of certain employee compensation and benefit expenses, and legislation permitting utilities to file, subject to rules to be established by the PUCT, plans to enhance the resiliency of their transmission and distribution systems, and providing cost recovery mechanisms for such plans.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below, and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended June 30,		%
	2023	2022	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	69.4	79.4	(12.6)
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.3	(15.4)
Customer Average Interruption Duration Index (CAIDI) (non-storm)	63.6	59.3	7.3

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,933	3,867	1.7

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	552	766	(214)	582	781	(199)
Heating degree days	11	1	10	386	611	(225)

____________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in 12 months. SAIFI is the average number of electric service interruptions per consumer in 12 months. CAIDI is the average duration in minutes per electric service interruption in 12 months. Our non-storm reliability performance reflects electric service interruptions of one minute or more per customer. Each of these results excludes outages during significant storm events.

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

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	10,807	12,148	(11.0)	20,492	23,524	(12.9)
Commercial, industrial, small business and other	27,249	25,681	6.1	52,343	48,016	9.0
Total electric energy volumes	38,056	37,829	0.6	72,835	71,540	1.8

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2023	2022	Change	2023	2022	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (a)	$614	$600	$14	$1,165	$1,178	$(13)
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	238	237	1	488	470	18
Billed to REPs serving Oncor distribution customers, through TCRF	133	132	1	274	262	12
Total transmission base revenues	371	369	2	762	732	30
Other miscellaneous revenues	25	22	3	42	40	2
Total revenues contributing to earnings	1,010	991	19	1,969	1,950	19

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	322	290	32	643	571	72
EECRF and other	11	12	(1)	23	21	2
Total revenues collected for pass-through expenses	333	302	31	666	592	74
Total operating revenues	$1,343	$1,293	$50	$2,635	$2,542	$93

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

Financial Results — Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total operating revenues increased $50 million, or 4%, to $1.343 billion during the three months ended June 30, 2023. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $19 million to $1.010 billion during the three months ended June 30, 2023. The increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base rate revenues increased $14 million to $614 million during the three months ended June 30, 2023. The increase in distribution base rate revenues primarily reflects:

o$32 million increase due to a higher distribution component in the new base rates implemented May 1, 2023 following the PUCT’s issuance of a final order in our comprehensive base rate review, and

o$9 million increase due to growth in points of delivery,

partially offset by

o$26 million decrease due to lower consumption attributable primarily to milder weather.

Distribution base rates are set periodically in a base rate review docket initiated by either us or the PUCT, and effective May 1, 2023, new base rates implementing the final order in PUCT Docket No. 53601 went into effect. The PUCT rules allow utilities to file, under certain circumstances, interim DCRF rate adjustment applications between comprehensive base rate reviews to recover distribution investments and certain other related costs. In June 2023, state legislation was enacted that increased the number of DCRF rate adjustments that may be filed by utilities in a single year from one adjustment filing to up to two adjustment filings per year. For additional information on this legislation and its impacts on interim DCRF rate adjustment applications, see “—Regulation and Rates—State Legislation” below.

See the interim DCRF Filings Table below for a listing of recent interim DCRF rate adjustment applications anticipated to impact revenues for 2023. No interim DCRF application was filed in 2022 due to our comprehensive base rate review.

Interim DCRF Filings Table

PUCT Docket No.	Filed	Requested Effective Date	Requested Annual Revenue Impact
55190 (a)	June 2023	September 2023 (a)	$153

____________

(a)Pending PUCT approval.

•An Increase in Transmission Base Revenues — TCOS revenues increased $2 million to $371 million during the three months ended June 30, 2023. The increase reflected the following components:

o$21 million higher revenues from update of the annual billing factors,

partially offset by

o$19 million lower revenues from the effects of a lower transmission component included in the new base rates implemented May 1, 2023 following the PUCT’s issuance of a final order in our comprehensive rate review.

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

See the Interim TCOS Filings Table below for a listing of recent interim TCOS filings impacting revenues in 2023 and 2022. We did not file an interim TCOS rate adjustment while our comprehensive base rate review was pending. However, the base rates that went into effect on May 1, 2023 pursuant to the final order in PUCT Docket No. 53601 also updated the transmission component of our rates, resulting in lower transmission base rates than prior to implementation of the new base rates. The transmission base rate component of those rates is effective until our next effective interim TCOS rate adjustment or base rate adjustment.

Interim TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission Revenue Impact	Included in TCRF Revenue Impact
55282 (a)	July 2023	September 2023	$42	$27	$15
53145	January 2022	March 2022	$27	$17	$10
52352	July 2021	September 2021	$48	$31	$17

____________

(a)Pending PUCT approval. Annual revenue impact, the third-party wholesale transmission, and TCRF revenue impact portions reflect requested amounts in the application. Effective date reflects the anticipated effective date of rates implementing the requested interim TCOS rate adjustment.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $3 million to $25 million during the three months ended June 30, 2023. The increase was primarily due to higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid, provided in connection with our electricity delivery services pursuant to our tariffs.

Revenues collected for pass-through expenses increased $31 million to $333 million during the three months ended June 30, 2023. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $32 million to $322 million during the three months ended June 30, 2023 due to an increase in TCRF Third-Party provider billings.

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

TCRF Filings Table

			Billing Impact
			for Period Effective
PUCT Docket No.	Filed	Effective	Increase (Decrease)
55075	May 2023	September 2023 – February 2024	$232
54388	November 2022 / April 2023	March 2023 – August 2023 (a)	$(156)
53675	May 2022	September 2022 – February 2023	$154
52898	November 2021	March 2022 – August 2022	$(61)
52175	May 2021	September 2021 – February 2022	$149

____________

(a)The TCRF effective March 1, 2023 in Docket No. 54388 was updated as a result of Oncor’s comprehensive base rate review (PUCT Docket No. 53601 and Compliance Docket No. 54817) on May 1, 2023. The base rate case update included a reduction of the revenue requirement by $20 million to be collected over the six-month period beginning March 2023.

•A Decrease in EECRF and Other Revenues — EECRF and other revenues decreased $1 million to $11 million during the three months ended June 30, 2023. EECRF revenues were generally offset in operation and maintenance expense.

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

See the EECRF Filings Table below for a listing of recent EECRF filings.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Program Costs	Performance Bonus	Under-/ (Over)- Recovery and Other
55074 (a)	May 2023	March 2024	$49	$21	$2
53671	May 2022	March 2023	$52	$28	$3
52178	May 2021	March 2022	$49	$31	$3

____________

(a) Pending PUCT approval.

Wholesale transmission service expense increased $32 million to $322 million during the three months ended June 30, 2023. The increase is due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $16 million to $271 million during the three months ended June 30, 2023. The increase is primarily due to $13 million in higher regulatory assets amortization and a $7 million increased accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect on May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review) and $5 million in higher labor and contractor related costs, partially offset by $6 million in lower vegetation management costs, $2 million in lower material and transportation costs, and $1 million in lower energy efficiency program expenses. We expect to continue to experience higher operation and maintenance expenses, including related to labor and contractor costs.

Depreciation and amortization increased $19 million to $242 million during the three months ended June 30, 2023. The increase is primarily attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $39 million (including a $2 million benefit related to non-operating income) during the three months ended June 30, 2023 compared to $49 million (including a $1 million benefit related to non-operating income) during the three months ended June 30, 2022.

The effective income tax rate was 16.3% and 17.6% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $1 million to $141 million for the three months ended June 30, 2023. The increase is primarily due to increases in local franchise taxes payable by us to municipalities, offset by lower property taxes attributable to lower property tax rates.

Other deductions and (income) – net was $4 million favorable for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $25 million to $133 million during the three months ended June 30, 2023. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings.

Net income decreased by $29 million to $200 million during the three months ended June 30, 2023. The decrease was driven by:

•lower revenues from decreased customer consumption attributable primarily to milder weather,

•lower revenues from the transmission component of the new base rates that went into effect on May 1, 2023,

•higher costs associated with additional investments (primarily depreciation and borrowing costs), and

•higher operation and maintenance expense,

partially offset by

•higher revenues from the distribution component of the new base rates that went into effect on May 1, 2023,

•higher revenues from updates to transmission billing factors, and

•higher revenues from customer growth.

Financial Results — Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Total operating revenues increased $93 million, or 4%, to $2.635 billion during the six months ended June 30, 2023.

Revenues contributing to earnings increased $19 million to $1.969 billion during the six months ended June 30, 2023. The net increase reflected the following components:

•A Decrease in Distribution Base Revenues — Distribution base rate revenues decreased $13 million to $1.165 billion during the six months ended June 30, 2023. The decrease in distribution base rate revenues primarily reflects:

o$61 million decrease due to lower consumption attributable primarily to milder weather partially offset by

o$32 million increase due to a higher distribution component included in the new base rate implementation in May 2023 following the PUCT’s issuance of a final order in our comprehensive base rate review (PUCT Docket No. 53601), and

o$17 million increase due to growth in points of delivery.

•An Increase in Transmission Base Revenues —TCOS revenues increased $30 million to $762 million during the six months ended June 30, 2023. The increase reflected the following components:

o$43 million higher revenues from update of the annual billing factors,

partially offset by

o$13 million lower revenues from the effects of a lower transmission component included in the new base rates taking effect May 1, 2023 following the PUCT’s issuance of a final order in our comprehensive rate review (PUCT Docket No. 53601).

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $2 million to $42 million during the six months ended June 30, 2023. The increase was primarily due to higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid, provided in connection with our electricity delivery services pursuant to our tariffs.

Revenues collected for pass-through expenses increased $74 million to $666 million during the six months ended June 30, 2023. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $72 million to $643 million during the six months ended June 30, 2023 due to higher TCRF Third-Party provider billings.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $2 million to $23 million during the six months ended June 30, 2023. EECRF revenues were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $72 million to $643 million during the six months ended June 30, 2023 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $30 million to $534 million during the six months ended June 30, 2023. The increase is primarily due to $13 million in higher regulatory assets amortization and a $7 million increased accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect on May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review), $9 million in higher labor and contractor related costs and $2 million in higher energy efficiency program expenses partially offset by $1 million in lower material and transportation costs.

Depreciation and amortization increased $37 million to $482 million during the six months ended June 30, 2023. The increase is attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $60 million (including a $8 million benefit related to nonoperating income) during the six months ended June 30, 2023 compared to $88 million (including a $4 million benefit related to nonoperating income) during the six months ended June 30, 2022. The decrease is primarily due to the tax benefits associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 16.5% and 17.2% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes increased $1 million to $286 million during the six months ended June 30, 2023. The increase is primarily due to increases in local franchise taxes payable by us to municipalities, offset by lower property taxes attributable to lower property tax rates.

Other deductions and (income) - net was $8 million favorable for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $40 million to $256 million during the six months ended June 30, 2023. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

Write-off of rate base disallowances was recorded in the amount of $69 million in the first quarter of 2023, as a result of the final order issued by the PUCT in April 2023 in our comprehensive base rate review, which excluded from rate base certain employee benefit and compensation related costs incurred through the end of December 31, 2021. The write-off includes a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating disallowances related to these disallowed employee benefit and compensation related costs.

Net income decreased $120 million to $303 million during the six months ended June 30, 2023. The decrease was driven by

•the write-off of rate base disallowances recorded in the first quarter of 2023 resulting from the PUCT’s final order in our comprehensive base rate review,

•lower revenues from decreased customer consumption attributable primarily to milder weather,

•lower revenues from the transmission component of the new base rates that went into effect on May 1, 2023,

•higher costs associated with additional investments (primarily depreciation and borrowing costs), and

•higher operation and maintenance expense,

partially offset by

•higher revenues from updates to transmission billing factors,

•higher revenues from the distribution component of the new base rates that went into effect on May 1, 2023, and

•higher revenues from customer growth

OTHER COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2023, we reclassified $20 million related to employee retirement liabilities previously recorded in regulatory assets to other comprehensive income, as a result of the final order in our comprehensive base rate review disallowing rate recovery of those costs.

We also expect that net after-tax losses of approximately $3 million that are currently reported in accumulated other comprehensive loss at June 30, 2023 related to cash flow interest rate hedges will be reclassified into net income as an increase to interest expense within the next 12 months as the hedged items affect earnings.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Cash provided by operating activities totaled $531 million and $645 million during the six months ended June 30, 2023 and 2022, respectively. The $114 million net decrease is primarily the result of a $70 million decrease in accounts payable due to timing of payments to vendors, a $60 million increase in storm-related costs, a $47 million increase in inventory purchases, a $37 million decrease in customer deposits and a $35 million increase in interest payments, partially offset by an $80 million increase in transmission and distribution receipts and a $54 million increase in net third-party transmission service billings.

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $54 million and $41 million more than the amounts reported in the condensed statements of consolidated income in the six months ended June 30, 2023 and 2022, respectively. The differences are due to certain regulatory asset amortization being reported as operation and maintenance expense in the condensed statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $1.360 billion and $822 million during the six months ended June 30, 2023 and 2022, respectively. The $538 million net increase is the result of a $572 million increase in debt financing activity and a $9 million increase in capital contributions from members, partially offset by a $43 million increase in cash distributions to members. For more information, see Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activities, respectively, and Note 7 to Financial Statements regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $1.873 billion and $1.378 billion during the six months ended June 30, 2023 and 2022, respectively. The $495 million net increase is primarily the result of an increase in capital expenditures.

Long-Term Debt

At June 30, 2023, our long-term debt totaled an aggregate principal amount of $12.970 billion, consisting of fixed rate senior secured notes and variable rate secured debt borrowed under our AR Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Long-term debt activity in the six months ended June 30, 2023 consisted of senior secured notes issuances, AR Facility borrowings and repayments, and term loan credit agreement borrowings and repayments, each as discussed in more detail below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the six months ended June 30, 2023:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
5.50% Senior Notes, Series C, due May 1, 2026 (a)	March 29, 2023	$200
5.34% Senior Notes, Series D, due May 1, 2031 (a)	March 29, 2023	72
5.45% Senior Notes, Series E, due May 1, 2036 (a)	March 29, 2023	80
5.34% Senior Notes, Series D, due May 1, 2031 (a)	April 26, 2023	28
5.45% Senior Notes, Series E, due May 1, 2036 (a)	April 26, 2023	20
4.30% Senior Notes due May 15, 2028 (b)	May 11, 2023	600
4.95% Senior Notes due September 15, 2052 (b)	May 11, 2023	400
Total senior secured notes issued during the six months ended June 30, 2023		$1,400

____________

(a)Issued under a note purchase agreement entered into on March 29, 2023 with the purchasers named therein.

(b)Issued under an existing indenture.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2023, the amount of available bond credits was $2.587 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.452 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior notes secured by the Deed of Trust.

AR Facility — On April 28, 2023, Oncor and Receivables LLC established the AR Facility, a three-year $500 million revolving accounts receivable securitization facility secured by accounts receivable from REPs and related rights. Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the lesser of the facility limit of $500 million and the borrowing base amount calculated based on the outstanding balance of eligible REP receivables held as collateral, subject to certain reserves, concentration limits, and other limitations.

The following table summarizes the borrowings and repayments activity of our AR facility from its April 28, 2023 inception date through June 30, 2023:

Amounts
Borrowings (a)	$425
Repayments	(100)
Balance at June 30, 2023	$325

____________

(a)Borrowings under the AR Facility as of June 30, 2023 bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus an adjustment of 0.10% (the SOFR Adjustment). Receivables LLC also pays a used and unused fee in connection with the AR Facility.

At June 30, 2023, the borrowing base for the AR Facility was $495 million. After taking into account the $325 million in aggregate borrowings outstanding, $170 million in borrowing capacity was available under the AR Facility at June 30, 2023. On July 28, 2023, we borrowed an additional $135 million under the AR Facility.

Term Loan Credit Agreement Activity — The following tables summarize the borrowings under, and repayments of, unsecured term loan credit agreements during the six months ended June 30, 2023:

Term Loan Credit Agreement Borrowings	Borrowing Dates	Principal Amounts Borrowed
Term Loan Credit Agreement due February 28, 2024 (a)	January 27, 2023	$500
	February 27, 2023	125
		625

Term Loan Credit Agreement due April 30, 2024 (b)	March 23, 2023	150

Total term loan credit agreement borrowings during the six months ended June 30, 2023		$775

Term Loan Credit Agreement Repayments	Repayment Dates	Principal Amounts Repaid
Term Loan Credit Agreement due August 30, 2023 (c)	January 9, 2023	$100
Term Loan Credit Agreement due February 28, 2024 (a)	May 11, 2023	625
Term Loan Credit Agreement due April 30, 2024 (b)	May 11, 2023	150
Total term loan credit agreement borrowings repaid during the six months ended June 30, 2023		$875

__________

(a)Borrowings under this unsecured term loan credit agreement, which was entered into January 24, 2023, bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period as of a specified date, plus the SOFR Adjustment, plus a spread of 0.85%.

(b)Borrowings under this unsecured term loan credit agreement, which was entered into March 22, 2023, bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period as of a specified date, plus a spread of 0.95%.

(c)Borrowings under this unsecured term loan credit agreement, which was entered into July 6, 2022, bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period as of a specified date, plus the SOFR Adjustment plus a spread of 0.60%.

Short-Term Debt

Our unsecured revolving Credit Facility has a borrowing capacity of $2.0 billion. The Credit Facility has a maturity date of November 9, 2027, and we have the option to request one additional one-year extension. We also have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives.

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

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at June 30, 2023 and December 31, 2022:

	At June 30,	At December 31,
	2023	2022
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(198)
Letters of credit outstanding	-	-
Available unused credit	$2,000	$1,802

____________

(a)The weighted average interest rate for commercial paper was 4.58% at December 31, 2022. All outstanding CP Notes at December 31, 2022 had maturity dates of less than one year.

See Note 4 to Financial Statements for additional information regarding the CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — In April 2023, our board of directors approved a capital expenditure budget of $3.4 billion for 2023 and reviewed a long-term plan that contemplated annual capital expenditure budgets of approximately $3.6 billion in 2024, $3.8 billion in 2025, $3.9 billion in 2026, and $4.3 billion in 2027, for an aggregate five-year capital spend of approximately $19 billion. In July 2023, our board of directors increased the 2023 capital expenditure budget to $3.6 billion. This increase was due primarily to continued projected growth in our service territory, increases in the cost of materials and increased labor and contractor costs. We expect those trends to continue to impact capital expenditures for 2023 and beyond.

Pension Plans and OPEB Plans Funding — Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans is expected to total $5 million and $24 million, respectively, in 2023 and approximately $466 million and $128 million, respectively, in the five-year period from 2023 to 2027. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the six months ended June 30, 2023, we made cash contributions to the pension plans and OPEB Plans of $2 million and $14 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. As of June 30, 2023, our purchase obligations under outsourcing agreements total $142 million in the five-year period from 2023 to 2027. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions” in our 2022 Form 10-K.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes, borrow under our Credit Facility and borrow under our AR Facility. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the Credit Facility. Cash and cash equivalents totaled $28 million and $10 million at June 30, 2023 and December 31, 2022, respectively. Considering any CP Notes and letters of credit outstanding and borrowings under our AR Facility, available liquidity (cash, cash equivalents and available borrowing capacity under the Credit Facility, CP Program, and AR Facility) at June 30, 2023 totaled $2.198 billion, reflecting an increase of $386 million as compared to December 31, 2022. On July 28, 2023, we borrowed an additional $135 million under the AR Facility.

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

Recent bank failures have caused instability in the banking industry and financial markets. While we have not been directly materially impacted to date by recent bank failures, we cannot predict the extent to which bank failures will impact the banking industry and financial markets in the future. Disruptions in the banking sector could increase the cost of capital and reduce our access to capital, lines of credit, and financing arrangements and also impact the ability of our customers, suppliers, and service providers to meet their obligations to us, it could also have a material adverse impact on our business.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $115 million on July 27, 2023. In the six months ended June 30, 2023, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 13, 2023	$106
April 27, 2023	$115

Distributions — The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2023, our regulatory capitalization was 56.1% debt to 43.9% equity and as a result we had $569 million available to distribute to our members.

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

On July 25, 2023, our board of directors declared a cash distribution of $149 million, which was paid to our members on July 26, 2023. In the six months ended June 30, 2023, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2023	February 15, 2023	$106
April 25, 2023	April 26, 2023	$149

Capitalization and Return on Equity — We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. Our authorized return on equity is 9.7%, which went into effect on May 1, 2023 in connection with the effectiveness of new base rates implementing the terms of the PUCT’s final order in PUCT Docket No. 53601. Prior to May 1, 2023, our authorized return on equity was 9.8%. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

Our GAAP capitalization ratio was 47.3% debt to 52.7% equity at June 30, 2023.

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

Presented below are the credit ratings assigned for our debt securities at August 3, 2023.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates and commitment fee charged under the agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. Based on our current debt ratings as of August 3, 2023, the commitment fee will be 0.10% and the applicable margin for SOFR-based borrowings would be 1.00% and alternate base rate borrowings would be 0.00%. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 4 to Financial Statements for additional information regarding our Credit Facility and CP Program.

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

Our Credit Facility, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility, AR Facility and the March 2023 NPA is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At June 30, 2023, we were in compliance with this covenant and all other covenants under our Credit Facility, AR Facility, and note purchase agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facility, May 2019 NPA and the AR Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated or, in the case of the May 2019 NPA, may cause the notes issued thereunder to be declared due and payable.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements, would permit the holders of our secured debt under the indentures or the note purchase agreements to exercise their remedies under the Deed of Trust.

Guarantees

At June 30, 2023, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

None.

REGULATION AND RATES

Matters with the PUCT

Base Rate Review (PUCT Docket No. 53601) — On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect on May 1, 2023. The base rate review used a test year based on calendar year 2021 results with certain adjustments. We estimate that the final order results in an average increase over 2021 test year adjusted annualized revenue of 1.4%, and would result in an aggregate annualized revenue increase over the 2021 test year of approximately $79 million. Key findings made by the PUCT in the final order include setting our authorized return on equity at 9.7% (a decrease from our prior authorized return on equity of 9.8%), maintaining our regulatory capital structure at 57.5% debt to 42.5% equity, approving our requested regulatory asset amortization period of five years, changing depreciation rates and lives of certain depreciable assets, and approving our requested increase for our annual self-insurance reserve accrual primarily associated with storm related costs. In addition, the final order excluded from rates an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain employee benefit and compensation related costs that we had previously capitalized during the period of 2017 through 2021. As a result, we recognized a $69 million ($54 million after-tax) write-off in the three months ended March 31, 2023 for the effects of that disallowance, as well as an additional charge against income due to certain similar employee benefit and compensation related costs that were capitalized during 2022.

On May 1, 2023, we filed a motion for rehearing seeking reconsideration of certain of the exclusions from rates, as well as seeking certain technical corrections to the final order. Certain intervening parties in the proceeding also filed motions for rehearing seeking reconsideration of various provisions in the final order. On June 30, 2023, the PUCT issued an order on rehearing in response to the motions for rehearing. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. The order on rehearing is subject to motions for rehearing and appeals. We cannot predict the outcome of these matters.

Capital Trackers— See Note 2 to Financial Statements for a discussion of interim DCRF and TCOS rate adjustment requests.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The Texas Legislature convened its regular session in January 2023, which concluded May 29, 2023.

At any time, the Governor of Texas may convene a special session of the Texas Legislature, and in 2023 the Governor of Texas has so far called two special sessions following the end of the regular session. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

The Texas Legislature passed various legislation impacting the electric industry during its 2023 regular session, including the following bills that have now been enacted into law that we anticipate could have a significant impact on our business, financial condition, and results of operations, particularly through reduction of regulatory lag and increased regulatory certainty regarding recovery of certain costs:

•Senate Bill 1015 allows utilities to file up to two DCRF interim rate update applications each year at any time during the year (with certain exceptions if a base rate proceeding is pending), and shortens the administrative process for the proceedings to 60 days. Prior to this legislation taking effect, utilities were only permitted to file one DCRF application per year, and were required to make that filing during the first eight days of April (unless otherwise extended by the PUCT). In addition, utilities were previously not permitted to file a DCRF interim rate update application during, or within a certain number of days before, a base rate proceeding. The legislation permits filing an application during a base rate proceeding, provided that filing is made at least 185 days after the commencement of the base rate proceeding.

•Senate Bill 1016 creates a presumption that employee compensation and benefit expenses (other than pension, OPEBs, or certain incentive compensation for officers) that are reasonable and necessary if the expenses are consistent with market compensation studies issued within three years of the rate proceeding.

•House Bill 2555 authorizes an electric utility, following rulemaking proceedings by the PUCT, to file for approval of a plan to increase the resiliency of its transmission and distribution system and provides recovery options for certain of those costs, including through deferral to regulatory assets.

Other state legislation enacted recently that could impact our business and operations include legislation reducing property taxes, legislation shortening the time period for certain approvals relating to transmission projects, legislation expanding and clarifying the uses of mobile generation leased by utilities during power outages, and legislation directing ERCOT and the PUCT to develop plans for transmission projects to serve certain high growth areas of the state, including the Permian Basin.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at June 30, 2023.

At June 30, 2023, all of our long-term debt, other than the borrowings under AR Facility, carried fixed interest rates. Borrowings under the AR Facility at June 30, 2023 bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays a used and unused fee in connection with the AR Facility. At June 30, 2023, $325 million aggregate principal amount was outstanding under the AR Facility. The borrowing base for the AR Facility at June 30, 2023 was $495 million. On July 28, 2023, we borrowed an additional $135 million under the AR Facility.

In addition, borrowings of short-term debt under the Credit Facility bear interest on a floating rate basis. At June 30, 2023, there were no borrowings under the Credit Facility. Based on the amount of floating rate debt outstanding as of June 30, 2023, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our distribution customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk.

Our exposure to credit risk associated with trade accounts receivable totaled $978 million at June 30, 2023. The receivable balance is before the allowance for uncollectible accounts, which totaled $13 million at June 30, 2023. The exposure includes trade accounts receivable from REPs totaling $588 million, which are generally noninvestment grade and from transmission customers totaling $245 million, which primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities, which are generally considered low credit risk. At June 30, 2023, REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers collectively represented 21% and 19%, respectively, of the trade accounts receivable balance. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at June 30, 2023.

In the ordinary course of our business, we may also mitigate risk by requiring counterparties to provide us with security. For instance, we require customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities. This process helps us to mitigate the risk of our expending funds on construction projects that are not put into service due to customer cancellation of the project. Customers may provide the required security in the form of cash, letters of credit, or, at Oncor’s discretion, through a parent/affiliate guaranty. Such customer-provided security is subject to return in accordance with PUCT rules, ERCOT requirements or our tariffs, and any cash received as such security is held in an escrow account and classified as restricted cash.

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

•actions by credit rating agencies;

•health epidemics and pandemics, including their impact on our business and the economy in general;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed	As
	With File Number*	Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	333-100240 Form 8-K (filed May 11, 2023)	4.1	—	Officer’s Certificate, dated May 11, 2023, establishing the terms of Oncor’s 4.30% Senior Secured Notes due 2028 and providing for Oncor’s additional 4.95% Senior Secured Notes due 2052.
4(b)	333-100240 Form 8-K (filed May 11, 2023)	4.2	—

Registration Rights Agreement, dated May 11, 2023, among Oncor and the representatives of the initial purchasers of Oncor’s 4.30% Senior Secured Notes due 2028 and Oncor’s additional 4.95% Senior Secured Notes due 2052.

(10)	Material Contracts

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 10-Q (filed May 4, 2023)	10.b	—	Oncor Electric Delivery Company LLC Ninth Amended and Restated Executive Annual Incentive Plan.

	Credit Agreements

10(b)	333-100240 Form 8-K (filed April 28, 2023)	10.1	—

Receivables Financing Agreement, dated as of April 28, 2023, among Oncor Receivables LLC, as borrower, the persons from time to time party thereto, as lenders and as group agents, MUFG Bank, LTD., as administrative agent, and Oncor Electric Delivery Company LLC, as initial servicer.

10(c)	333-100240 Form 8-K (filed April 28, 2023)	10.2	—	Purchase and Sale Agreement, dated as of April 28, 2023, among Oncor Electric Delivery Company LLC, as servicer, the originators from time to time party thereto, and Oncor Receivables LLC, as buyer.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)	—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)	—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

101.INS	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 3, 2023