Form 10-Q
period 2023-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2023-11-03
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☒

As of November 3, 2023, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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
AR Facility

Refers to the accounts receivable facility entered into by Oncor on April 28, 2023, providing for the sale or contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various lenders

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Operating revenues (Note 3)	$1,592	$1,438	$4,227	$3,980
Operating expenses:
Wholesale transmission service	322	291	965	862
Operation and maintenance	296	264	830	768
Depreciation and amortization	247	227	729	672
Provision in lieu of income taxes (Note 9)	78	70	146	162
Taxes other than amounts related to income taxes	142	147	428	432
Write-off of rate base disallowances (Note 2)	-	-	55	-
Total operating expenses	1,085	999	3,153	2,896
Operating income	507	439	1,074	1,084
Other (income) and deductions – net (Note 10)	(12)	9	(10)	19
Non-operating benefit in lieu of income taxes	(1)	(3)	(9)	(7)
Interest expense and related charges (Note 10)	140	115	396	331
Write-off of non-operating rate base disallowances (Note 2)	-	-	14	-
Net income	$380	$318	$683	$741

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Net income	$380	$318	$683	$741
Other comprehensive income (loss):
Net effects of cash flow hedges (net of tax)	1	1	2	2
Defined benefit pension plans (Notes 2 and 7)	-	1	(20)	3
Total other comprehensive income (loss)	1	2	(18)	5
Comprehensive income	$381	$320	$665	$746

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(dollars in millions)
Cash flows – operating activities:
Net income	$683	$741
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	826	734
Write-off of rate base disallowances (Note 2)	69	-
Provision in lieu of deferred income taxes – net	36	27
Other – net	(1)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(257)	(166)
Regulatory assets (Note 2)	(266)	(74)
Other operating assets and liabilities	95	162
Cash provided by operating activities	1,185	1,411
Cash flows – financing activities:
Issuances and borrowings of long-term debt (excluding AR Facility) (Note 5)	2,175	3,950
Repayments of long-term debt (excluding AR Facility) (Note 5)	(875)	(2,732)
Borrowings under AR Facility (Note 5)	600	-
Repayments under AR Facility (Note 5)	(100)	-
Net change in short-term borrowings (Note 4)	(116)	(215)
Capital contributions from members (Note 7)	336	318
Distributions to members (Note 7)	(404)	(318)
Debt discount, financing and reacquisition costs – net	(35)	(29)
Cash provided by financing activities	1,581	974
Cash flows – investing activities:
Capital expenditures	(2,797)	(2,161)
Other – net	23	44
Cash used in investing activities	(2,774)	(2,117)
Net change in cash, cash equivalents and restricted cash	(8)	268
Cash, cash equivalents and restricted cash – beginning balance	98	54
Cash, cash equivalents and restricted cash – ending balance	$90	$322

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2023	2022
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$10
Restricted cash, current (Note 1)	25	16
Trade accounts receivable – net (Note 10)	1,149	884
Materials and supplies inventories – at average cost	289	204
Prepayments and other current assets	103	109
Total current assets	1,575	1,223
Restricted cash, noncurrent (Note 1)	56	72
Investments and other property (Note 10)	146	137
Property, plant and equipment – net (Note 10)	27,298	25,203
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,592	1,502
Right-of-use operating lease and other assets (Note 6)	147	161
Total assets	$35,554	$33,038

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$82	$198
Long-term debt due currently (Note 5)	500	100
Trade accounts payable	608	536
Amounts payable to members related to income taxes (Note 9)	35	45
Accrued taxes other than amounts related to income	242	277
Accrued interest	167	97
Operating lease and other current liabilities (Note 6)	424	330
Total current liabilities	2,058	1,583
Long-term debt, less amounts due currently (Note 5)	12,500	11,128
Liability in lieu of deferred income taxes (Note 9)	2,275	2,182
Regulatory liabilities (Note 2)	2,988	3,014
Employee benefit plan obligations (Note 8)	1,406	1,394
Operating lease and other obligations (Notes 6 and 10)	268	275
Total liabilities	21,495	19,576
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at September 30, 2023 and December 31, 2022 – 635,000,000	14,239	13,624
Accumulated other comprehensive loss	(180)	(162)
Total membership interests	14,059	13,462
Total liabilities and membership interests	$35,554	$33,038

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

In March 2018, Sempra indirectly acquired Oncor Holdings after obtaining various approvals, including PUCT approval through the Sempra Order, which outlines certain ring-fencing measures, governance mechanisms and restrictions that apply after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. Our Limited Liability Company Agreement requires PUCT approval of certain revisions to the Limited Liability Company Agreement, including, among other things, revisions to our governance structure and other various ring-fencing measures.

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2022 Form 10-K. In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. We have evaluated all subsequent events through the date the financial statements were issued. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality or other factors, such as changes in the rates we are authorized to charge customers. We also apply the guidance of ASC 810, Consolidations, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE, should be consolidated.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the sum of such amounts reported on the unaudited condensed statements of consolidated cash flows:

	At September 30,	At December 31,
	2023	2022
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$9	$10
Restricted cash, current (a)	25	16
Restricted cash, noncurrent (a)	56	72
Total cash, cash equivalents and restricted cash on the condensed statements of consolidated cash flows	$90	$98

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

2. REGULATORY MATTERS

Rate Proceedings

Base Rate Review (PUCT Docket No. 53601)

On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect on May 1, 2023. Key findings made by the PUCT in the final order include setting our authorized return on equity at 9.7% (a decrease from our prior authorized return on equity of 9.8%), maintaining our regulatory capital structure at 57.5% debt to 42.5% equity, approving our requested regulatory asset amortization period of five years, changing depreciation rates and lives of certain depreciable assets, and approving our requested increase for our annual self-insurance reserve accrual primarily associated with storm related costs. In addition, the final order excluded from rates an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as $65 million of certain employee benefit and compensation related costs that we had previously capitalized primarily to property, plant and equipment during the period of 2017 through 2021. As a result, we recognized a charge against income in the first quarter of 2023 for the effects of that $65 million disallowance, as well as an additional $4 million charge against income due to certain similar employee benefit and compensation related costs that were capitalized during 2022. The total $69 million ($54 million after-tax) write-off consists of a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating cost disallowances related to these disallowed employee benefit and compensation related costs.

On June 30, 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. On September 22, 2023, we filed an appeal in Travis County District Court. The appeal seeks judicial review of certain of the order on rehearing’s rate base disallowances (the disallowed 2019 acquisition premium and its associated amortization costs as well as certain of the disallowed employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. We cannot predict the outcome of the appeal.

Capital Trackers

DCRF and TCOS interim rate adjustments, also known as capital trackers, allow us to recover, subject to reconciliation, the cost of certain investments before the investments are considered for prudency in a base rate review. In June 2023, legislation was enacted that increased the number of interim DCRF rate adjustment applications that may be filed by utilities in a calendar year from one adjustment filing to up to two adjustment filings per year. Also, under current PUCT rules, we can file up to two TCOS interim rate adjustment applications in a calendar year to reflect changes in our invested transmission capital. These interim rate applications are subject to a regulatory proceeding and PUCT approval.

In 2023, Oncor has filed the following interim rate update applications with the PUCT:

Filing Type	PUCT Docket No.	Filed	Effective Date	Annual Revenue Impact
DCRF	55525 (a)	September 2023	November 2023 (a)	$56 (a)
DCRF	55190	June 2023	September 2023 (b)	$153
TCOS	55282	July 2023	September 2023	$42

____________

(a)The effective date and annual revenue impact are pending PUCT approval. The Annual revenue impact reflects the requested increase amount.

(b)The PUCT approved rates reflecting a $153 million revenue impact on November 2, 2023. However, in accordance with PUCT rules and pursuant to an order issued by the administrative law judge in the proceeding, we implemented interim rates reflecting our requested annual revenue impact on September 1, 2023.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at September 30, 2023.

	Remaining Rate Recovery/Amortization Period in Effect
	At September 30, 2023	At September 30, 2023	At December 31, 2022
Regulatory assets:
Employee retirement liability (a)(b)(c)(d)	To be determined	$162	$157
Employee retirement costs being amortized	5 years	102	158
Employee retirement costs incurred since the last base rate review periods (b)	To be determined	74	91
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	483	181
Self-insurance reserve incurred since the last base rate review periods (primarily storm related) (b)	To be determined	440	571
Debt reacquisition costs	Lives of related debt	11	15
Under-recovered AMS costs being amortized	5 years	89	107
Energy efficiency program performance bonus (a)	Approximately 1 year	28	28
Wholesale distribution substation service costs being amortized	5 years	69	-
Wholesale distribution substation service costs incurred since the last base rate review periods (b)	To be determined	28	97
Expenses related to COVID-19 being amortized	5 years	32	-
Unrecovered expenses related to COVID-19 incurred since the last base rate review periods (b)	To be determined	2	37
Recoverable deferred income taxes	Various	34	25
Uncollectible payments from REPs being amortized	5 years	7	-
Uncollectible payments from REPs incurred since the last base rate review periods (b)	To be determined	-	8
Other regulatory assets	Various	31	27
Total regulatory assets		1,592	1,502

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,500	1,431
Excess deferred taxes	Primarily over lives of related assets	1,326	1,375
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	41	101
Unamortized gain on reacquisition of debt	Lives of related debt	25	25
Employee retirement costs over-recovered being refunded	5 years	25	-
Employee retirement costs over-recovered since the last base rate review periods (b)	To be determined	36	60
Other regulatory liabilities	Various	35	22
Total regulatory liabilities		2,988	3,014
Net regulatory assets (liabilities)		$(1,396)	$(1,512)

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (primarily TCRF, EECRF, rate case expenditure and mobile generation riders) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities. Accordingly, at prescribed intervals, future tariffs are adjusted to either repay regulatory liabilities or collect regulatory assets.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$841	$710	$2,006	$1,888
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	233	237	721	707
Billed to REPs serving Oncor distribution customers, through TCRF	131	132	405	394
Total transmission base revenues	364	369	1,126	1,101
Other miscellaneous revenues	41	49	83	89
Total revenues contributing to earnings	1,246	1,128	3,215	3,078

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	322	291	965	862
EECRF and other revenues	24	19	47	40
Total revenues collected for pass-through expenses	346	310	1,012	902
Total operating revenues	$1,592	$1,438	$4,227	$3,980

Customers

At September 30, 2023, our distribution business customers primarily consisted of over 100 REPs that sell the electricity we distribute to consumers in our certificated service area. The majority of consumers of the electricity we deliver are free to choose their electricity supplier from REPs who compete for their business. Our transmission base revenues are collected from load serving entities benefiting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 25% and 22%, respectively, of our total operating revenues for the three months ended September 30, 2023 and 28% and 25%, respectively, of our total operating revenues for the nine months ended September 30, 2023. No other customer represented more than 10% of our total operating revenues for such three-month and nine-month periods.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at September 30, 2023 and December 31, 2022:

	At September 30,	At December 31,
	2023	2022
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(82)	(198)
Letters of credit outstanding	-	-
Available unused credit	$1,918	$1,802

____________

(a)The weighted average interest rate for commercial paper was 5.41% and 4.58% at September 30, 2023 and December 31, 2022, respectively. All outstanding CP Notes at September 30, 2023 and December 31, 2022 had maturity dates of less than one year.

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

The Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants. At September 30, 2023, we were in compliance with these covenants.

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

5. LONG-TERM DEBT

At September 30, 2023, our long-term debt consisted of fixed rate senior secured notes and variable rate secured debt borrowed under our AR Facility. Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. Amounts borrowed under our AR Facility are secured by accounts receivable from REPs and certain related rights under our AR Facility. See “—Long-Term Debt-Related Activity in 2023—AR Facility” below for additional information. At September 30, 2023 and December 31, 2022, our long-term debt consisted of the following:

	At September 30,	At December 31,
	2023	2022
Fixed Rate Secured:
2.75% Senior Notes due June 1, 2024	$500	$500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	-
4.30% Senior Notes due May 15, 2028	600	-
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	-
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.45% Senior Notes, Series E, due May 1, 2036	100	-
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	500
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	12,645	11,245
Variable Rate Secured:
AR Facility due April 28, 2026	500	-
Variable Rate Unsecured:
Term loan credit agreement due August 30, 2023	-	100
Total long-term debt	13,145	11,345
Unamortized discount, premium and debt issuance costs	(145)	(117)
Less amount due currently	(500)	(100)
Long-term debt, less amounts due currently	$12,500	$11,128

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

We used the proceeds (net of the initial purchasers’ discount fees, expenses and accrued interest) of approximately $970 million from the sale of the 2028 Notes and 2052 Notes for general corporate purposes, including to repay on May 11, 2023, the full amount of $625 million outstanding under our unsecured term loan credit agreement, dated January 24, 2023, the full amount of $150 million outstanding under our unsecured term loan credit agreement, dated March 22, 2023, and the then-full amount of $100 million outstanding under our AR Facility.

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

Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit of $500 million and (ii) the amount calculated based on the outstanding balance of eligible receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations.

At September 30, 2023, the borrowing base for the AR Facility was $500 million and $500 million in aggregate borrowings were outstanding under the AR Facility.

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

Fair Value of Long-Term Debt

At September 30, 2023 and December 31, 2022, the estimated fair value of our long-term debt (including current maturities) totaled $11.558 billion and $10.398 billion, respectively, and the carrying amount totaled $13.000 billion and $11.228 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At September 30, 2023, we had $4 million in GAAP operating leases that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Financial Statements in our 2022 Form 10-K for additional information on leases.

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

7. MEMBERSHIP INTERESTS

Contributions

We received cash capital contributions from our members of $116 million on October 26, 2023. In the nine months ended September 30, 2023, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 13, 2023	$106
April 27, 2023	$115
July 27, 2023	$115

Distributions

The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). In addition, the distribution restrictions also require us to suspend dividends and other distributions (except for contractual tax payments) if the credit rating on our senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), unless otherwise allowed by the PUCT. At September 30, 2023, our regulatory capitalization was 55.6% debt to 44.4% equity and as a result we had $783 million available to distribute to our members.

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

On October 24, 2023, our board of directors declared a cash distribution of $148 million, which was paid to our members on October 25, 2023. In the nine months ended September 30, 2023, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2023	February 15, 2023	$106
April 25, 2023	April 26, 2023	$149
July 25, 2023	July 26, 2023	$149

Membership Interests

The following tables present the changes to membership interests during the three and nine months ended September 30, 2023 and 2022, net of tax:

	Capital Account	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at June 30, 2023	$13,893	$(181)	$13,712
Net income	380	-	380
Capital contributions	115	-	115
Distributions	(149)	-	(149)
Net effects of cash flow hedges	-	1	1
Balance at September 30, 2023	$14,239	$(180)	$14,059

Balance at June 30, 2022	$13,142	$(128)	$13,014
Net income	318	-	318
Capital contributions	106	-	106
Distributions	(106)	-	(106)
Net effects of cash flow hedges	-	1	1
Defined benefit pension plans	-	1	1
Balance at September 30, 2022	$13,460	$(126)	$13,334

	Capital Account	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2022	$13,624	$(162)	$13,462
Net income	683	-	683
Capital contributions	336	-	336
Distributions	(404)	-	(404)
Net effects of cash flow hedges	-	2	2
Defined benefit pension plans (a)	-	(20)	(20)
Balance at September 30, 2023	$14,239	$(180)	$14,059

Balance at December 31, 2021	$12,719	$(131)	$12,588
Net income	741	-	741
Capital contributions	318	-	318
Distributions	(318)	-	(318)
Net effects of cash flow hedges	-	2	2
Defined benefit pension plans	-	3	3
Balance at September 30, 2022	$13,460	$(126)	$13,334

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the changes to AOCI for the nine months ended September 30, 2023 and 2022, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(34)	$(128)	$(162)
Defined benefit pension plans (a)	-	(20)	(20)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	2	-	2
Balance at September 30, 2023	$(32)	$(148)	$(180)

Balance at December 31, 2021	$(36)	$(95)	$(131)
Defined benefit pension plans	-	3	3
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $0)	2	-	2
Balance at September 30, 2022	$(34)	$(92)	$(126)

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and nine months ended September 30, 2023 and 2022, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net pension costs:
Service cost	$6	$7	$18	$23
Interest cost (a)	30	23	91	68
Expected return on assets (a)	(33)	(26)	(97)	(79)
Amortization of net loss (a)	1	8	2	24
Net pension costs	4	12	14	36
Net adjustments (b)	-	(1)	6	(3)
Net pension costs recognized as operation and maintenance expense or other deductions	$4	$11	$20	$33

Components of net OPEB costs:
Service cost	$1	$1	$3	$3
Interest cost (a)	8	6	24	18
Expected return on assets (a)	(2)	(2)	(6)	(6)
Amortization of net loss (a)	(8)	-	(24)	-
Net OPEB costs	(1)	5	(3)	15
Net adjustments (b)	3	3	17	8
Net OPEB costs recognized as operation and maintenance expense or other deductions	$2	$8	$14	$23

___________

(a)The components of net costs other than service cost component are recorded in “Other (income) and deductions – net” in Condensed Statements of Consolidated Income.

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $3 million and $20 million, respectively, during the nine months ended September 30, 2023. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $2 million and $4 million, respectively, during the remainder of 2023 and approximately $466 million and $128 million, respectively, in the five-year period from 2023 to 2027. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2023			At December 31, 2022
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes payable (receivable)	$11	$3	$14	$14	$4	$18
Texas margin tax payable	21	-	21	27	-	27
Net payable (receivable)	$32	$3	$35	$41	$4	$45

Cash payments made to members related to income taxes in the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$67	$17	$84	$61	$15	$76
Texas margin tax	28	-	28	24	-	24
Total payments	$95	$17	$112	$85	$15	$100

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended September 30, 2023 and 2022, and $12 million and $7 million in the nine months ended September 30, 2023 and 2022, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the nine months ended September 30, 2023 and 2022.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Professional fees	$1	$2	$6	$5
Recoverable Pension and OPEB – non-service costs	4	14	27	41
Non-recoverable pension and OPEB	(1)	-	(2)	-
Gain on sale of non-utility property	(1)	-	(1)	(11)
AFUDC – equity income	(12)	(9)	(35)	(23)
Interest and investment loss (income) – net	(5)	1	(9)	5
Other	2	1	4	2
Total other (income) and deductions – net	$(12)	$9	$(10)	$19

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest	$143	$117	$406	$335
Amortization of discount, premium and debt issuance costs	4	3	10	8
Less AFUDC – capitalized interest portion	(7)	(5)	(20)	(12)
Total interest expense and related charges	$140	$115	$396	$331

Trade Accounts and Other Receivables

Trade accounts and other receivables reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2023	2022
Gross trade accounts and other receivables	$1,162	$897
Allowance for uncollectible accounts	(13)	(13)
Trade accounts receivable – net	$1,149	$884

At September 30, 2023, REP subsidiaries of our two largest customers collectively represented 27% and 24%, respectively, of the trade accounts receivable balance. At December 31, 2022, REP subsidiaries of our two largest customers represented 23% and 20%, respectively, of the trade accounts receivable balance.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2023	2022
Assets related to employee benefit plans	$132	$123
Non-utility property – land	12	12
Other	2	2
Total investments and other property	$146	$137

Consolidated VIE

We have a controlling financial interest that has been identified as a VIE under ASC 810 in Receivables LLC, which has entered into the AR Facility. See Note 5 for more information on AR Facility.

The summarized financial information for our consolidated VIE consisted of the following:

At September 30,
2023
Assets
Cash and cash equivalents	$2
Accounts receivable – net	776
Income tax receivable	2
Total assets	$780

Liabilities
Accounts payable	$2
Accrued interest	3
Long-term debt – net (a)	498
Total Liabilities	$503

____________

(a)Reflects $500 million in aggregate borrowings outstanding under the AR Facility less $2 million of related unamortized debt issuance costs at September 30, 2023.

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At September 30,	At December 31,
	Average Life of Depreciable Plant at September 30, 2023 (a)	2023	2022
Assets in service:
Distribution	2.7% / 36.4 years	$18,359	$17,226
Transmission	2.4% / 42.4 years	14,462	13,874
Other assets	7.4% / 13.9 years	2,041	2,156
Total		34,862	33,256
Less accumulated depreciation		9,225	9,054
Net of accumulated depreciation		25,637	24,202
Construction work in progress		1,613	953
Held for future use		48	48
Property, plant and equipment – net		$27,298	$25,203

____________

(a)Reflects depreciation rates and average lives of depreciable plant in the final order in our comprehensive base rate review (PUCT Docket No. 53601) that went into effect on May 1, 2023. See Note 2 for more information on the base rate review.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At September 30, 2023			At December 31, 2022
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$669	$126	$543	$662	$122	$540
Capitalized software and other	1,139	405	734	1,183	441	742
Total	$1,808	$531	$1,277	$1,845	$563	$1,282

Aggregate amortization expense for intangible assets totaled $27 million and $19 million for the three months ended September 30, 2023 and 2022, respectively, and $72 million and $57 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated annual amortization expense for the five-year period from 2023 to 2027, based on rates in effect at September 30, 2023, is as follows:

Year	Amortization Expense (a)
2023	$97
2024	$96
2025	$96
2026	$96
2027	$96

____________

(a)Amortization rates and average lives of depreciable intangible assets, reflected in the final order in our comprehensive base rate review (PUCT Docket No. 53601) that went into effect on May 1, 2023.

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2023	2022
Operating lease liabilities	$115	$131
Investment tax credits	3	3
Customer advances for construction – noncurrent	55	71
Other	95	70
Total operating lease and other obligations	$268	$275

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
Cash payments related to:
Interest	$330	$296
Less capitalized interest	(20)	(12)
Interest payments (net of amounts capitalized)	$310	$284

Amount in lieu of income taxes (Note 9):
Federal	$84	$76
State	28	24
Total payments in lieu of income taxes	$112	$100

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$342	$201

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as the consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2022 Form 10-K.

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

Significant Activities and Events

Regulatory and Legislative Matters — See “—Regulation and Rates” below for a discussion of significant regulatory matters, including our recent comprehensive base rate review (PUCT Docket No. 53801), pursuant to which new base rates took effect on May 1, 2023, and state legislation enacted into law this year that we believe could significantly impact our business.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below, and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended September 30,		%
	2023	2022	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	71.6	78.6	(8.9)
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.3	(15.4)
Customer Average Interruption Duration Index (CAIDI) (non-storm)	65.7	62.9	4.5

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,953	3,881	1.9

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	1,573	1,331	242	2,155	2,112	43
Heating degree days	-	-	-	386	611	(225)

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

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	17,474	16,070	8.7	37,966	39,594	(4.1)
Commercial, industrial, small business and other	30,262	27,970	8.2	82,605	75,986	8.7
Total electric energy volumes	47,736	44,040	8.4	120,571	115,580	4.3

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2023	2022	Change	2023	2022	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues (a)	$841	$710	$131	$2,006	$1,888	$118
Transmission base revenues (TCOS revenues):
Billed to third-party wholesale customers	233	237	(4)	721	707	14
Billed to REPs serving Oncor distribution customers, through TCRF	131	132	(1)	405	394	11
Total transmission base revenues	364	369	(5)	1,126	1,101	25
Other miscellaneous revenues	41	49	(8)	83	89	(6)
Total revenues contributing to earnings	1,246	1,128	118	3,215	3,078	137

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	322	291	31	965	862	103
EECRF and other revenues	24	19	5	47	40	7
Total revenues collected for pass-through expenses	346	310	36	1,012	902	110
Total operating revenues	$1,592	$1,438	$154	$4,227	$3,980	$247

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

Financial Results — Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total operating revenues increased $154 million, or 11%, to $1.592 billion during the three months ended September 30, 2023. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $118 million to $1.246 billion during the three months ended September 30, 2023. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $131 million to $841 million during the three months ended September 30, 2023. The increase in distribution base rate revenues primarily reflects:

o$57 million increase due to higher consumption attributable primarily to warmer weather,

o$46 million increase due to a higher distribution component in the new base rates implemented May 1, 2023,

o$15 million increase due to updated interim DCRF rates implemented September 1, 2023 to reflect increases in invested capital, and

o$11 million increase due to growth in points of delivery.

Distribution base rates are set periodically in a base rate review docket initiated by either us or the PUCT, and effective May 1, 2023, new base rates implementing the final order in PUCT Docket No. 53601 went into effect. The PUCT rules allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per calendar year between comprehensive base rate reviews to recover distribution investments and certain other related costs.

See the interim DCRF Filings Table below for a listing of recent interim DCRF rate adjustment applications anticipated to impact revenues for 2023.

Interim DCRF Filings Table

PUCT Docket No.	Filed	Effective Date	Annual Revenue Impact
55525 (a)	September 2023	November 2023 (a)	$56 (a)
55190	June 2023	September 2023 (b)	$153

____________

(a)The effective date and annual revenue impact are pending PUCT approval. The Annual revenue impact reflects the requested increase amount.

(b)The PUCT approved rates reflecting a $153 million revenue impact on November 2, 2023. However, in accordance with PUCT rules and pursuant to an order issued by the administrative law judge in the proceeding, we implemented interim rates reflecting our requested annual revenue impact on September 1, 2023.

•A Decrease in Transmission Base Revenues — TCOS revenues decreased $5 million to $364 million during the three months ended September 30, 2023. The decrease reflected the following components:

o$28 million lower revenues primarily due to the effects of a lower transmission component included in base rates (which transmission component was updated effective May 1, 2023, with the implementation of new base rates, and September 11, 2023, with the implementation of an interim TCOS revenue increase), partially offset by

o$23 million higher revenues primarily from the update of the transmission annual billing factors.

TCOS revenues are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. The PUCT rules allow utilities to file up to two interim TCOS rate adjustments in a calendar year to reflect changes in their invested transmission capital.

See the Interim TCOS Filings Table below for a listing of recent interim TCOS filings impacting revenues in 2023 and 2022. We did not file an interim TCOS rate adjustment while our comprehensive base rate review was pending. However, the base rates that went into effect on May 1, 2023 pursuant to the final order in PUCT Docket No. 53601 also updated the transmission component of our base rates, resulting in a lower transmission component of base rates than prior to implementation of the new base rates. The transmission component of those base rates was effective until the interim TCOS rate adjustment in PUCT Docket No. 55282 went into effect on September 11, 2023, which increased the transmission component of base rates (although such increase still results in a lower transmission component of base rates than was in effect immediately prior to the May 1, 2023 implementation of new base rates).

Interim TCOS Filings Table

PUCT Docket No.	Filed	Effective	Annual Revenue Impact	Third-Party Wholesale Transmission Revenue Impact	Included in TCRF Revenue Impact
55282	July 2023	September 2023	$42	$27	$15
53145	January 2022	March 2022	$27	$17	$10
52352	July 2021	September 2021	$48	$31	$17

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $8 million to $41 million during the three months ended September 30, 2023. The decrease was primarily due to a $7 million decrease in the annual energy efficiency program performance bonus approved in 2023 compared to 2022.

Revenues collected for pass-through expenses increased $36 million to $346 million during the three months ended September 30, 2023. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF revenues increased $31 million to $322 million during the three months ended September 30, 2023 due to an increase in TCRF Third-Party provider billings.

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

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $5 million to $24 million during the three months ended September 30, 2023. The increase was primarily due to higher EECRF revenues to cover higher energy efficiency program expenses and higher other revenues to cover increased rate case expenditure amortization. These revenues were generally offset in operation and maintenance expense.

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

See the EECRF Filings Table below for a listing of recent EECRF filings.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Program Costs	Performance Bonus	(Over)-/ Under- Recovery and Other
55074	May 2023	March 2024	$49	$21	$2
53671	May 2022	March 2023	$52	$28	$3
52178	May 2021	March 2022	$49	$31	$3

Wholesale transmission service expense increased $31 million to $322 million during the three months ended September 30, 2023. The increase is due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $32 million to $296 million during the three months ended September 30, 2023. The increase is primarily due to $22 million in higher regulatory assets amortization and a $12 million increased accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect on May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review), $2 million in higher labor and contractor related costs, and $1 million in higher energy efficiency program expenses, partially offset by $4 million in lower vegetation management costs and $1 million in lower transportation costs. We expect to continue to experience higher operation and maintenance expenses, including amounts related to labor and contractor costs.

Depreciation and amortization increased $20 million to $247 million during the three months ended September 30, 2023. The increase is primarily attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $77 million (including a $1 million benefit related to non-operating income) during the three months ended September 30, 2023 compared to $67 million (including a $3 million benefit related to non-operating income) during the three months ended September 30, 2022.

The effective income tax rate was 16.8% and 17.4% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs

Act of 2017 and the research and development credits as a result of filing the 2019 through 2021 amended federal income tax returns, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes decreased $5 million to $142 million for the three months ended September 30, 2023. The decrease is primarily due to lower property taxes attributable to a property tax liability write-off recorded in the third quarter of 2023, offset by increases in local franchise taxes payable by us to municipalities.

Other (income) and deductions – net was $21 million favorable for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $25 million to $140 million during the three months ended September 30, 2023. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings.

Net income increased $62 million to $380 million during the three months ended September 30, 2023. The increase was driven by:

•higher revenues from:

ohigher consumption attributable primarily to warmer weather,

ohigher distribution component in the new base rates implemented May 1, 2023,

oupdates to transmission annual billing factors,

oupdated interim DCRF rates implemented September 1, 2023 to reflect increases in invested capital, and ocustomer growth,

partially offset by

olower revenues from the transmission component included in base rates, and

•favorable changes in other (income) and deductions – net,

partially offset by

•higher costs associated with increases in invested capital (primarily borrowing costs and depreciation), and

•higher operation and maintenance expense.

Financial Results — Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Total operating revenues increased $247 million, or 6%, to $4.227 billion during the nine months ended September 30, 2023.

Revenues contributing to earnings increased $137 million to $3.215 billion during the nine months ended September 30, 2023. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $118 million to $2.006 billion during the nine months ended September 30, 2023. The increase in distribution base rate revenues primarily reflects:

o$76 million increase due to a higher distribution component in the new base rates implemented May 1, 2023,

o$28 million increase due to growth in points of delivery, and

o$15 million increase due to updated interim DCRF rates implemented September 1, 2023 to reflect increases in invested capital.

•An Increase in Transmission Base Revenues — TCOS revenues increased $25 million to $1.126 billion during the nine months ended September 30, 2023. The increase reflected the following components:

o$66 million higher revenues primarily from the update of the transmission annual billing factors,

partially offset by

o$41 million lower revenues primarily due to the effects of a lower transmission component included in base rates (which transmission component was updated effective May 1, 2023, with the implementation of new base rates, and September 11, 2023, with the implementation of an interim TCOS revenue increase).

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $6 million to $83 million during the nine months ended September 30, 2023. The decrease was primarily due to a $7 million decrease in the annual energy efficiency program performance bonus approved in 2023 compared to 2022, offset by higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid, provided in connection with our electricity delivery services pursuant to our tariffs.

Revenues collected for pass-through expenses increased $110 million to $1.012 billion during the nine months ended September 30, 2023. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $103 million to $965 million during the nine months ended September 30, 2023 due to an increase in TCRF Third-Party provider billings.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $7 million to $47 million during the nine months ended September 30, 2023. The increase was primarily due to higher EECRF revenues to cover higher energy efficiency program expenses and higher other revenues to cover increased rate case expenditure amortization. These revenues were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $103 million to $965 million during the nine months ended September 30, 2023. The increase is due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $62 million to $830 million during the nine months ended September 30, 2023. The increase is primarily due to $35 million in higher regulatory assets amortization and a $19 million increased accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect on May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review), $11 million in higher labor and contractor related costs and $3 million in higher energy efficiency program expenses, partially offset by $4 million in lower vegetation management costs and $2 million in lower transportation costs.

Depreciation and amortization increased $57 million to $729 million during the nine months ended September 30, 2023. The increase is primarily attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $137 million (including a $9 million benefit related to non-operating income) during the nine months ended September 30, 2023 compared to $155 million (including a $7 million benefit related to non-operating income) during the nine months ended September 30, 2022. The decrease is primarily due to the tax benefits associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 16.7% and 17.3% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017 and the research and development credits as a result of filing the 2019 through 2021 amended federal income tax returns, partially offset by the effects of the Texas margin tax.

Taxes other than income taxes decreased $4 million to $428 million during the nine months ended September 30, 2023. The decrease is primarily due to lower property taxes attributable to a property tax liability write-off recorded in the third quarter of 2023, offset by increases in local franchise taxes payable by us to municipalities.

Other (income) and deductions – net was $29 million favorable for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. See Note 10 to Financial Statements for more information.

Interest expense and related charges increased $65 million to $396 million during the nine months ended September 30, 2023. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

Write-off of rate base disallowances was recorded in the amount of $69 million in the first quarter of 2023, as a result of the final order issued by the PUCT in April 2023 in our comprehensive base rate review, which excluded from rate base certain employee benefit and compensation related costs incurred through the end of December 31, 2021. The write-off includes a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating disallowances related to these disallowed employee benefit and compensation related costs. See Note 2 to Financial Statements for more information.

Net income decreased $58 million to $683 million during the nine months ended September 30, 2023. The decrease was driven by:

•the write-off of rate base disallowances recorded in the first quarter of 2023 resulting from the PUCT’s final order in our comprehensive base rate review,

•higher costs associated with increases in invested capital (primarily borrowing costs and depreciation), and

•higher operation and maintenance expense,

partially offset by

•higher revenues from:

ohigher distribution component in the new base rates implemented May 1, 2023,

oupdates to transmission annual billing factors,

ocustomer growth,

oupdated interim DCRF rates implemented September 1, 2023 to reflect increases in invested capital,

partially offset by

olower revenues from the transmission component included in base rates, and

•favorable changes in other (income) and deductions – net.

OTHER COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2023, we reclassified $20 million related to employee retirement liabilities previously recorded in regulatory assets to other comprehensive income, as a result of the final order in our comprehensive base rate review disallowing rate recovery of those costs.

We also expect that net after-tax losses of approximately $3 million that are currently reported in accumulated other comprehensive loss at September 30, 2023 related to cash flow interest rate hedges will be reclassified into net income as an increase to interest expense within the next 12 months as the hedged items affect earnings.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Cash provided by operating activities totaled $1.185 billion and $1.411 billion during the nine months ended September 30, 2023 and 2022, respectively. The $226 million net decrease is primarily the result of an $85 million increase in inventory purchases, a $72 million increase in storm-related costs, a $55 million decrease in customer deposits, a $43 million decrease in accounts payable due to timing of payments to vendors, a $34 million increase in interest payments and a $12 million increase in tax payments, partially offset by a $76 million increase in transmission and distribution receipts.

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $97 million and $62 million more than the amounts reported in the condensed statements of consolidated income in the nine months ended September 30, 2023 and 2022, respectively. The differences are due to certain regulatory asset amortization being reported as operation and maintenance expense in the condensed statements of consolidated income in accordance with GAAP.

Cash provided by financing activities totaled $1.581 billion and $974 million during the nine months ended September 30, 2023 and 2022, respectively. The $607 million net increase is the result of a $675 million increase in debt financing activity and an $18 million increase in capital contributions from members, partially offset by an $86 million increase in cash distributions to members. For more information, see Notes 4 and 5 to Financial Statements regarding short-term borrowings and long-term debt activities, respectively, and Note 7 to Financial Statements regarding capital contributions from and cash distributions to our members.

Cash used in investing activities totaled $2.774 billion and $2.117 billion during the nine months ended September 30, 2023 and 2022, respectively. The $657 million net increase is primarily the result of an increase in capital expenditures.

Long-Term Debt

At September 30, 2023, our long-term debt totaled an aggregate principal amount of $13.145 billion, consisting of fixed rate senior secured notes and variable rate secured debt borrowed under our AR Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Long-term debt activity in the nine months ended September 30, 2023 consisted of senior secured notes issuances, AR Facility borrowings and repayments, and term loan credit agreement borrowings and repayments, each as discussed in more detail below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the nine months ended September 30, 2023:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
5.50% Senior Notes, Series C, due May 1, 2026 (a)	March 29, 2023	$200
5.34% Senior Notes, Series D, due May 1, 2031 (a)	March 29, 2023	72
5.45% Senior Notes, Series E, due May 1, 2036 (a)	March 29, 2023	80
5.34% Senior Notes, Series D, due May 1, 2031 (a)	April 26, 2023	28
5.45% Senior Notes, Series E, due May 1, 2036 (a)	April 26, 2023	20
4.30% Senior Notes due May 15, 2028 (b)	May 11, 2023	600
4.95% Senior Notes due September 15, 2052 (b)	May 11, 2023	400
Total senior secured notes issued during the nine months ended September 30, 2023		$1,400

____________

(a)Issued under a note purchase agreement entered into on March 29, 2023 with the purchasers named therein.

(b)Issued under an existing indenture.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2023, the amount of available bond credits was $2.587 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $5.085 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior notes secured by the Deed of Trust.

AR Facility — On April 28, 2023, Oncor and Receivables LLC established the AR Facility, a three-year $500 million revolving accounts receivable securitization facility secured by accounts receivable from REPs and related rights. Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit of $500 million and (ii) the amount calculated based on the outstanding balance of eligible REP receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations.

At September 30, 2023, the borrowing base for the AR Facility was $500 million and $500 million in aggregate borrowings were outstanding under the AR Facility.

The following table summarizes the borrowings and repayments activity of our AR facility from its April 28, 2023 inception date through September 30, 2023:

Amounts
Borrowings (a)	$600
Repayments	(100)
Balance at September 30, 2023	$500

____________

(a)Borrowings under the AR Facility as of September 30, 2023 bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus an adjustment of 0.10% (the SOFR Adjustment). Receivables LLC also pays a used and unused fee in connection with the AR Facility.

Term Loan Credit Agreement Activity — The following tables summarize the borrowings under, and repayments of, unsecured term loan credit agreements during the nine months ended September 30, 2023:

Term Loan Credit Agreement Borrowings	Borrowing Dates	Principal Amounts Borrowed
Term Loan Credit Agreement due February 28, 2024 (a)	January 27, 2023	$500
	February 27, 2023	125
		625

Term Loan Credit Agreement due April 30, 2024 (b)	March 23, 2023	150

Total term loan credit agreement borrowings during the nine months ended September 30, 2023		$775

Term Loan Credit Agreement Repayments	Repayment Dates	Principal Amounts Repaid
Term Loan Credit Agreement due August 30, 2023 (c)	January 9, 2023	$100
Term Loan Credit Agreement due February 28, 2024 (a)	May 11, 2023	625
Term Loan Credit Agreement due April 30, 2024 (b)	May 11, 2023	150
Total term loan credit agreement borrowings repaid during the nine months ended September 30, 2023		$875

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

Short-Term Debt

Our unsecured revolving Credit Facility has a borrowing capacity of $2.0 billion. The Credit Facility has a maturity date of November 9, 2027, and we have the option to request one additional one-year extension, which we currently intend to exercise. We also have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, provided certain conditions set forth in the Credit Facility are met, including lender approvals. The Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives.

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

The following table reflects our outstanding short-term borrowings and available unused credit under the Credit Facility and CP Program at September 30, 2023 and December 31, 2022:

	At September 30,	At December 31,
	2023	2022
Total credit facility borrowing capacity	$2,000	$2,000
Credit facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(82)	(198)
Letters of credit outstanding	-	-
Available unused credit	$1,918	$1,802

____________

(a)The weighted average interest rate for commercial paper was 5.41% and 4.58% at September 30, 2023 and December 31, 2022, respectively. All outstanding CP Notes at September 30, 2023 and December 31, 2022 had maturity dates of less than one year.

See Note 4 to Financial Statements for additional information regarding the CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditures budget of approximately $3.6 billion for 2023. We anticipate announcing a new five-year capital plan for the 2024-2028 period in the first quarter of 2024. We anticipate that new five-year capital plan will reflect significant increased expected capital spending compared to our previously announced approximately $19.2 billion capital plan for 2023-2027, due primarily to continued projected growth in our service territory, as well as increases in interest rates and borrowing costs, increases in the cost of materials and equipment, and increased labor and contractor costs. We also anticipate additional capital spending related to transmission and distribution system resiliency investments pursuant to recently enacted Texas House Bill 2555, subject to the PUCT’s finalization of rules implementing such legislation. See “— Regulation and Rates—State Legislation” below for more information on House Bill 2555 and the PUCT rulemaking proceeding.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $2 million and $4 million, respectively, during the remainder of 2023 and approximately $466 million and $128 million, respectively, in the five-year period from 2023 to 2027. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. During the nine months ended September 30, 2023, we made cash contributions to the pension plans and OPEB Plans of $3 million and $20 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. As of September 30, 2023, our purchase obligations under outsourcing agreements total $142 million in the five-year period from 2023 to 2027. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions” in our 2022 Form 10-K.

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes, borrow under our Credit Facility and borrow under our AR Facility. Because the CP Program is supported by the Credit Facility, CP Notes outstanding effectively reduce the available borrowing capacity under the

Credit Facility. Cash and cash equivalents totaled $9 million and $10 million at September 30, 2023 and December 31, 2022, respectively. Considering any CP Notes and letters of credit outstanding and borrowings under our AR Facility, available liquidity (cash, cash equivalents and available borrowing capacity under the Credit Facility and CP Program) at September 30, 2023 totaled $1.927 billion, reflecting an increase of $115 million as compared to December 31, 2022.

We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the Credit Facility, the CP Program and the AR Facility to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

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

Bank failures in 2023 have resulted in certain instabilities in the banking industry and financial markets. While we have not been directly materially impacted to date by any such bank failures, we cannot predict the extent to which bank failures will impact the banking industry and financial markets in the future. Disruptions in the banking sector could increase the cost of capital and reduce our access to capital, lines of credit, and financing arrangements and also impact the ability of our customers, suppliers, and service providers to meet their obligations to us, all or any of which could have a material adverse impact on our business.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $116 million on October 26, 2023. In the nine months ended September 30, 2023, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 13, 2023	$106
April 27, 2023	$115
July 27, 2023	$115

Distributions — The Sempra Order and our Limited Liability Company Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At September 30, 2023, our regulatory capitalization was 55.6% debt to 44.4% equity and as a result we had $783 million available to distribute to our members.

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

On October 24, 2023, our board of directors declared a cash distribution of $148 million, which was paid to our members on October 25, 2023. In the nine months ended September 30, 2023, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2023	February 15, 2023	$106
April 25, 2023	April 26, 2023	$149
July 25, 2023	July 26, 2023	$149

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

Our GAAP capitalization ratio was 47.1% debt to 52.9% equity at September 30, 2023.

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

Presented below are the credit ratings assigned for our debt securities at November 3, 2023.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — The Credit Facility contains terms pursuant to which the interest rates and commitment fee charged under the agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings under the Credit Facility and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. Based on our current debt ratings as of November 3, 2023, the commitment fee will be 0.10% and the applicable margin for SOFR-based borrowings would be 1.00% and alternate base rate borrowings would be 0.00%. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 4 to Financial Statements for additional information regarding our Credit Facility and CP Program.

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

Our Credit Facility, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization for each of our Credit Facility, AR Facility and the March 2023 NPA is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At September 30, 2023, we were in compliance with this covenant and all other covenants under our Credit Facility, AR Facility, and note purchase agreements.

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

Guarantees

At September 30, 2023, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2023, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

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

On June 30, 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. On September 22, 2023, we filed an appeal in Travis County District Court. The appeal seeks judicial review of certain of the order on rehearing’s rate base disallowances (the disallowed 2019 acquisition premium and its associated amortization costs as well as certain of the disallowed employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. We cannot predict the outcome of the appeal.

Capital Trackers— See Note 2 to Financial Statements for a discussion of interim DCRF and TCOS rate adjustment requests.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The Texas Legislature convened its regular session in January 2023, which concluded May 29, 2023.

At any time, the Governor of Texas may convene a special session of the Texas Legislature, and in 2023 the Governor of Texas has so far called three special sessions following the end of the regular session. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

•Senate Bill 1015 allows utilities to file up to two DCRF interim rate update applications each year at any time during the year (with certain exceptions if a base rate proceeding is pending), and shortens the administrative process for the proceedings to 60 days, which deadline the PUCT may extend by up to an additional 15 days. Prior to this legislation taking effect, utilities were only permitted to file one DCRF application per year, and were required to make that filing during the first eight days of April (unless otherwise extended by the PUCT). In addition, utilities were previously not permitted to file a DCRF interim rate update application during, or within a certain number of days before, a base rate proceeding. The legislation permits filing an application during a base rate proceeding, provided that filing is made at least 185 days after the commencement of the base rate proceeding. As a result of Senate Bill 1015, we were able to file a second DCRF interim rate update application this year. See “—Results of Operations—Financial Results—Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022—Interim DCRF Filings Table” for more information on the DCRF interim rate update applications filed in 2023.

•Senate Bill 1016 creates a presumption that employee compensation and benefit costs (other than pension, OPEBs, or certain incentive compensation for officers) are reasonable and necessary if the costs are consistent with market compensation studies issued within three years of the rate proceeding.

•House Bill 2555 authorizes an electric utility, following rulemaking proceedings by the PUCT, to file for approval of a plan to increase the resiliency of its transmission and distribution system and provides recovery options for certain of those costs, including through deferral to regulatory assets. The bill requires that the PUCT finalize rules to implement the legislation no later than December 10, 2023, and the PUCT has opened a rulemaking proceeding for that purpose in PUCT Project No. 55250. We anticipate filing a system resiliency plan for PUCT approval pursuant to the final adopted rules, with such filing currently targeted for the first quarter of 2024.

Other state legislation enacted recently that could impact our business and operations include legislation reducing property taxes, legislation shortening the time period for certain approvals relating to transmission projects, legislation expanding and clarifying the uses of mobile generation leased by utilities for use during power outages, and legislation directing ERCOT and the PUCT to develop plans for transmission projects to serve certain high growth areas of the state, including the Permian Basin.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at September 30, 2023.

At September 30, 2023, all of our long-term debt, other than the borrowings under AR Facility, carried fixed interest rates. Borrowings under the AR Facility at September 30, 2023 bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays a used and unused fee in connection with the AR Facility. At September 30,

2023, the borrowing base for the AR Facility was $500 million and $500 million in aggregate borrowings were outstanding under the AR Facility.

In addition, borrowings of short-term debt under the Credit Facility bear interest on a floating rate basis. At September 30, 2023, there were no borrowings under the Credit Facility. Based on the amount of floating rate debt outstanding as of September 30, 2023, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

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

Our exposure to credit risk associated with trade accounts receivable totaled $1.162 billion at September 30, 2023. The receivable balance is before the allowance for uncollectible accounts, which totaled $13 million at September 30, 2023. The exposure includes trade accounts receivable from REPs totaling $781 million, which are generally noninvestment grade and from transmission customers totaling $238 million, which primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities, which are generally considered low credit risk. At September 30, 2023, REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers collectively represented 27% and 24%, respectively, of the trade accounts receivable balance. No other customers represented 10% or more of the total trade accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with trade accounts and other receivables from affiliates was zero at September 30, 2023.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

•acts of sabotage, wars, terrorist activities, cyber security attacks, wildfires, fires, explosions, hazards customary to the industry, or other emergency events and the possibility that we may not have adequate insurance to cover losses or third-party liabilities related to any such event;

•actions by credit rating agencies;

•health epidemics and pandemics, including their impact on our business and the economy in general;

•interrupted or degraded service on key technology platforms, facilities failures, or equipment interruptions;

•economic conditions, including the impact of a recessionary environment, inflation, supply chain disruptions, service provider availability, and labor availability and cost;

•unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;

•ERCOT grid needs and ERCOT market conditions, including any failure for electric capacity within ERCOT or disruptions at ERCOT power generation facilities;

•changes in business strategy, development plans or vendor relationships;

•changes in interest rates or rates of inflation;

•significant changes in operating expenses, liquidity needs and/or capital expenditures;

•inability of various counterparties to meet their financial and other obligations to us, including failure of counterparties to timely perform under agreements;

•general industry and ERCOT trends;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Date: November 3, 2023