Form 10-K
period 2023-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2024-02-27
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Yes ☐ No ☒

Aggregate market value of Oncor Electric Delivery Company LLC limited liability company membership interests held by non-affiliates: N/A

As of February 27, 2024, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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
$2B Credit Facility

Refers to the unsecured $2 billion revolving credit agreement, dated as of November 9, 2021, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time parties thereto, and the other financial institutions party thereto, including Citibank N.A. and Wells Fargo Securities, LLC, as co-sustainability structuring agents, as amended, maturing on November 9, 2028

$500M Credit Facility

Refers to the unsecured $500 million revolving credit agreement, dated as of February 21, 2024, among Oncor, as borrower, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as administrative agent, maturing on February 21, 2027 acquisition accounting

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

AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
AR Facility

Refers to the accounts receivable facility entered into by Oncor on April 28, 2023, providing for the contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various third-party lenders, maturing on April 28, 2026

ASC	Accounting Standards Codification
Code	The Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019, the disease caused by the novel strain of coronavirus reported to have surfaced in late 2019, which was declared a pandemic by the World Health Organization in March 2020
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program
Credit Facilities	Refers collectively to the $2B Credit Facility and the $500M Credit Facility
DCRF	Distribution cost recovery factor
Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

DER	Distributed energy resources
Disinterested Director

Refers to a member of our board of directors who is, pursuant to our LLC Agreement, one of the seven members of our 13-member board of directors who qualifies as a “disinterested director,” defined as a director who (i) shall be an independent director in all material respects under the rules of the New York Stock Exchange in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended

FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kV	Kilovolts
kWh	Kilowatt-hours
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
NAV	Net asset value
NERC	North American Electric Reliability Corporation
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former employees of Oncor and certain former affiliated companies and their eligible dependents

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly-owned subsidiary of Oncor
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Sempra	Sempra, a California corporation
Sempra Acquisition	Refers to the 2018 transactions pursuant to which Sempra indirectly acquired approximately 80% of Oncor’s membership interests.
Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C.
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan, as amended
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax

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

We operate the largest transmission and distribution system in Texas, delivering electricity to nearly 4.0 million homes and businesses and operating more than 143,000 circuit miles of transmission and distribution lines at December 31, 2023.

We provide:

•wholesale transmission services to our electricity distribution business, as well as to non-affiliated electricity distribution companies, electric cooperatives and municipally-owned utilities, and

•distribution services, consisting of retail delivery services to REPs that sell electricity to end-use customers, as well as wholesale delivery services to electric cooperatives and municipally-owned utilities.

Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain limited instances, by the FERC. We are not a seller of electricity, nor do we purchase electricity for resale. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business.

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

In March 2018, Sempra indirectly acquired Oncor Holdings in the Sempra Acquisition. That transaction was approved by the PUCT in the Sempra Order, which order outlines certain ring-fencing measures, governance mechanisms and restrictions that apply to Oncor Holdings and Oncor after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. Our LLC Agreement requires PUCT approval of certain revisions to the agreement, including, among other things, revisions to our governance structure and other various ring-fencing measures.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our LLC Agreement require that the board of directors of Oncor consist of thirteen members, constituted as follows:

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

•two current or former officers of Oncor (each, an Oncor Officer Director).

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

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order and our LLC Agreement to ring-fence Oncor from its owners include, among others:

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

•Neither Oncor nor Oncor Holdings will lend money to, borrow money from, or share credit facilities with, Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings; and

•There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or membership interests for any entity other than Oncor.

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

Wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC. The ERCOT market has limited interconnections to other markets in the U.S. and Mexico, which limits potential electricity imports into and exports out of the ERCOT market.

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

In August 2023, ERCOT recorded a historical peak hourly demand of 85,508 MW, reflecting a 6.7% (5,360 MW) increase over the previous year’s historical peak hourly demand recorded in July 2022.

Oncor’s Strategies

We focus on delivering electricity in a safe, reliable, and cost-effective manner, minimizing service interruptions, investing in our transmission and distribution infrastructure to maintain our system, serving our customers with a modernized grid, providing interconnections to other transmission systems in Texas, and supporting energy production through transmission grid connections to merchant generation facilities.

Our organic growth strategies include constructing transmission and distribution facilities and investing in reliability measures and technology upgrades to support the needs of our growing customer base, the state of Texas, and the ERCOT market. Our five-year capital plan reflects significant expected investments and growth, and the majority of our capital investments are anticipated to be eligible for recovery in rates through interim TCOS rate adjustments or interim DCRF rate adjustments, which we refer to as capital trackers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Relating to Future Earnings and Results of Operations—Revenue, Rate Regulation and Cost Recovery” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our historical and projected capital expenditures and our cost recovery mechanisms for capital investments.

We emphasize operating in a cost-effective manner, and we believe that building upon opportunities to scale capital projects across our existing infrastructure enables us to create value by minimizing duplicative costs, creating efficiencies of scale, managing supply costs more efficiently, and building and standardizing distinctive process expertise.

We also believe there are opportunities for growth arising from customer efforts to decrease their respective carbon footprints through electrification efforts in the ERCOT market. Increased electrification efforts in the ERCOT market, particularly through oil and gas producers electrifying their operations and continued adoption of electric vehicles, could result in further increased demand within the ERCOT system. In addition, we believe demand in ERCOT could be significantly increased as a result of large load customers utilizing growing computing power needs related to cryptocurrency mining, artificial intelligence technology, data storage and other technological needs and advances. Such increased demand could result in higher electricity volumes delivered by us as well as obligations for additional capital investments to interconnect sources to the ERCOT grid and meet service reliability needs. Legislation and regulation to combat climate change could also have an impact on operations and demand in the ERCOT market that require additional capital investments by us or impact electricity volumes delivered. For instance, the Inflation Reduction Act of 2022 contains provisions designed to encourage renewable energy production, which could incentivize construction of additional renewable energy capacity in Texas. Such additional renewable energy capacity could in turn require new capital construction projects from us to connect those generation sources to the ERCOT grid. In addition to organic growth strategies, we also regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets.

Oncor’s Operations

Electricity Transmission — Our electricity transmission business is responsible for the safe and reliable operations of our transmission network and substations. These responsibilities consist of the construction, operation, maintenance, and security of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over our transmission facilities in coordination with ERCOT.

As an ERCOT member utility, our transmission business, with applicable regulatory approval, also participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines to maintain reliability, interconnect to merchant generation facilities, increase bulk power transfer capability and/or minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues, also known as TCOS revenues or network transmission revenues, are provided under tariffs approved by either the PUCT or, to a small degree related to limited interconnections to other markets, the FERC. Network transmission revenues compensate us for delivery of electricity over our transmission facilities operating at 60kV and above and are collected from load serving entities benefitting from our transmission system. Other services we offer through our transmission business that we classify as other miscellaneous revenues include system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PUCT rules allow us to file up to two interim TCOS rate adjustment applications in a calendar year to reflect changes in our invested transmission capital. This interim TCOS rate adjustment is a capital tracker provision that encourages investment in the transmission system to help ensure reliability and efficiency by helping to shorten the time period between a utility’s investment in transmission infrastructure and its ability to start recovering and earning a return on such investments. All investments included in a capital tracker are ultimately subject to prudence review by the PUCT in the next base rate review after such assets are put into service. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on interim TCOS rate adjustment applications.

At December 31, 2023, our transmission system included:

•18,298 circuit miles of transmission lines:

o7,560 circuit miles of 345kV transmission lines, and

o10,738 circuit miles of 138kV and 69kV transmission lines,

•interconnection to 173 generation facilities totaling 54,277 MW directly connected to our transmission system, and

•a total of 1,257 transmission and distribution substations.

At December 31, 2023, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
American Electric Power Company, Inc. (a)	4	5	11
Brazos Electric Power Cooperative, Inc.	4	115	27
CenterPoint Energy Inc.	3	-	-
East Texas Electric Coop	1	11	1
Lone Star Transmission	3	-	-
Lower Colorado River Authority	5	28	2
Rayburn Country Electric Cooperative, Inc.	1	53	3
Texas Municipal Power Agency	7	6	-
Texas New Mexico Power	2	19	14
Other small systems operating wholly within Texas	14	16	5

_______________

(a)One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality, security, and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area. Our distribution system receives electricity from the ERCOT transmission system through substations and distributes electricity to end-users and wholesale customers through 3,722 distribution feeders at December 31, 2023.

At December 31, 2023, our distribution system included:

•125,116 circuit miles of distribution lines:

o90,740 circuit miles of overhead lines, and

o34,376 circuit miles of underground lines,

•3,969,000 approximate number of points of delivery, an increase of approximately 73,000 over the number of points of delivery at December 31, 2022, and

•1.92% average growth per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

PUCT rules allow utilities to file, under certain circumstances, interim DCRF rate adjustment applications to recover distribution investments. In June 2023, legislation was enacted by the Texas Legislature that increased the number of interim DCRF rate adjustment applications that may be filed by utilities in a year from one application to up to two applications per year. As with interim TCOS rate adjustments, interim DCRF rate adjustments are a capital tracker, with all investments included in the capital tracker ultimately subject to prudence review by the PUCT in the next base rate review after such assets are put into service. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on interim DCRF rate adjustment applications.

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

Customers — Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. At December 31, 2023, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to consumers in our certificated service area. Revenues from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2023, 26% and 24%, respectively, of our total operating revenues for the year ended December 31, 2022 and 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2021. No other customer represented more than 10% of our total operating revenues during such periods. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business.

Competition — Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is singularly certificated, with Oncor as the sole certificated transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain municipal utilities and electric cooperatives for the right to serve end-use customers. In addition, the electric industry is undergoing rapid technological change, and third-party DER and virtual power plants and other technologies may increasingly compete with our traditional transmission and distribution infrastructure for meeting customers’ electricity needs. See “Item 1A. Risk Factors—The growth of DER and similar technologies or actions that decrease demand or consumption of electricity delivered by us may significantly adversely impact our business, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.”

Seasonality — Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with distribution revenues being highest in the summer.

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, are generally not subject to FERC regulation under the act. However, we are subject to reliability standards adopted and enforced by Texas RE and NERC (including critical infrastructure protection) under the Federal Power Act.

The PUCT has original jurisdiction over wholesale transmission rates and services and retail rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the retail rates, retail services, and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).

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

As a regulated utility, our business is subject to extensive governmental regulations and compliance obligations, which could greatly impact our business. See “Item 1A. Risk Factors—Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and results of operations” and “Item 1A. Risk Factors—We are subject to various mandatory regulatory standards and requirements, including with respect to service quality, reliability, and weatherization of facilities. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.” as well as “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 7 to Financial Statements for a discussion of certain regulatory matters and commitments and the material effects of compliance with regulations on our business.

Investing in Infrastructure — In 2023, we invested approximately $3.8 billion in our transmission and distribution system to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure, including investments to support system growth, reliability and resiliency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our capital expenditures, including our projected capital expenditures for the next five years.

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

Our capital expenditures for environmental matters totaled $80 million in 2023 and are expected to total approximately $101 million in 2024.

Human Capital Management — At December 31, 2023, we had 4,774 employees, including 819 employees covered under a collective bargaining agreement that expires in October 2026. As of December 31, 2023, the average length of service among all employees was 12.7 years, and over 99% of our employees were employed on a full-time basis. In addition, at December 31, 2023, we had 60 interns serving in full-time or part-time internships.

Attracting, retaining, and developing high quality talent is key to our human capital management strategy. We employ a multi-faceted recruiting strategy to recruit a diverse, high quality talent pool, including leveraging several higher education and high school partnerships established across our service territory and helping higher education and technical institutions develop linemen schools and courses. In 2023, we implemented a mentorship program designed to help retain, develop and mentor employees who participate in our employee resource groups (ERGs). Our ERGs are voluntary, employee-led networks open to all employees. We also believe market-competitive compensation and benefits packages are necessary to attract and retain talent, and we annually conduct a market assessment using third party benchmark salary and benefit data to determine the competitiveness of our compensation and benefit programs against utility/energy services companies and general industry companies. We also continuously monitor the competitive labor market and macroeconomic conditions with a view toward adjusting compensation and benefit practices as needed in advance of the annual market assessment to attract, develop, and retain talent. We strive to provide competitive packages that include performance-based compensation that rewards organizational achievement as well as individual efforts. Oncor’s benefits package includes, among other things, retirement savings plans, paid vacation time, and parental leave. Oncor also offers employees the ability to participate in benefit plans for medical, dental and vision insurance, health savings and spending accounts, group term life insurance and accidental death and disability insurance, as well as certain other health and welfare benefits. The physical and mental health of our workforce are also priorities, and as such, we hosted various mental health awareness programming and activities in 2023 and updated our vacation policy effective January 1, 2023 to provide additional vacation time to regular, full-time employees. For the year ended December 31, 2023, we experienced an annual employee turnover rate of approximately 6.1%, including approximately 2.1% that was attributable to retirements.

Our workplace culture is central to our efforts to attract, retain, and develop talent. We strive to create a workplace culture that emphasizes the following key areas:

•Safety — Safety is a key priority of the company and our human capital management strategy. Employees are regularly educated and trained on safety issues and receive regular safety communications, particularly in field locations. We have established an annual safety plan, which outlines our yearly safety programs and initiatives. In January 2023, we hosted a two-day safety conference for our transmission and distribution employees which included presentations by our senior management, covered a variety of safety topics, and outlined our safety priorities, initiatives, and expectations for the upcoming year. Our safety procedures are continually improving and adapting to the ever-changing events that our workforce encounters. Employees are encouraged to propose improvements to our safety procedures and are recognized for their innovations and contributions to safety improvements. For example, during the hotter than normal temperatures experienced in the summer of 2023, our safety teams proactively implemented measures to keep our workforce sufficiently hydrated in order to minimize heat stroke exposure and other heat-related health concerns. We regularly track our safety performance and benchmark it against industry peers, and achievement of significant safety milestones are recognized and celebrated. In addition, a safety performance metric is included in our annual and long-term incentive programs to further promote safety among employees. As a company, we’ve further committed to the importance of safety by including a safety-related performance metric in the $2B Credit Facility.

•Ethical Conduct — Ethical conduct is a core value of the company, and every employee is required to complete code of conduct training upon joining Oncor and annually thereafter. We also maintain an ethics and compliance hotline monitored by an independent, third-party service, where employees may anonymously report any suspected unethical behavior or policy violations. Our compliance leadership team meets quarterly to review employee code of conduct compliance-related matters, and the company’s code of conduct compliance program and activities are reviewed with the audit committee of our board of directors (the Audit Committee) on at least an annual basis.

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

•Diversity, Equity, and Inclusion — We are committed to maintaining a culture of diversity, equity, and inclusion (DEI), and fostering an environment that gives each employee a sense of belonging and inclusion to achieve their full potential. Our Vice President of Diversity, Equity & Inclusion and officer-level steering committee for DEI have instituted and supported various initiatives to promote this effort across the company. Our employees may participate in one or more of our eight ERGs. ERGs focus on leveraging diverse perspectives of our workforce, increasing networking and professional development opportunities for our employees, while strengthening our business culture of inclusion and belonging. ERG participation continues to grow across the company, with approximately 20% of employees participating in at least one employee resource group as of December 31, 2023 as compared to 17% as of December 31, 2022.

•Healthy Lifestyles — We have established various health and wellness initiatives to encourage employees to adopt healthy living habits, including an incentive program that promotes exercise, healthy eating, and healthy lifestyles. Our health and wellness programs focus on physical, financial, and mental health, and we offer employees various resources to enhance their overall well-being, including an employee assistance program that offers mental and behavioral health resources. We also maintain programs that fund Oncor employee participation in eligible community non-profit fitness events, including community non-profit fitness events across our service territory.

•Community Involvement — We promote various community initiatives and non-profit partnerships and encourage employee volunteerism and participation in community events, including grants supporting eligible non-profits for which employees provide volunteer hours. These volunteer councils identify local community organizations and causes to support and coordinate volunteer opportunities and fundraisers to benefit those nonprofits and causes. In addition, we maintain a 501(c)(3) private foundation, the Oncor Cares Foundation, to help expand our charitable giving and support for the many communities where we work and live.

•Employee Engagement — How engaged our workforce is and how committed our employees are to their work and the company are important to Oncor. We recognize that the more engaged employees are, the more productive they are and the more likely they are to remain with the company. As a result of our annual company-wide employee engagement survey, we continued to initiate various efforts in 2023 to enhance employee engagement at both the local and corporate levels, including manager and supervisor trainings on the survey results. We conducted our third annual company-wide employee engagement survey in late 2023, which indicated an increase in the number of engaged employees versus prior year results, and are using the results of that survey to continue to develop and implement our employee engagement strategy.

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

As a regulated electricity transmission and distribution company, our business is subject to numerous local, state, and federal laws (including PURA, certain provisions of the Federal Power Act, the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 2005, the Code and ERISA), executive orders issued by the President of the U.S. and the Governor of Texas, governmental policies, regulations, and administrative actions by the PUCT and other governmental authorities (including NERC, Texas RE, the TCEQ, the FERC, the EPA, and the SEC). As an ERCOT member utility, we are also subject to ERCOT rules, guidelines, directives, and protocols for transmission and distribution utilities operating in ERCOT. We must continually adapt to any new or revised or reinterpreted laws, policies, regulations, rules, guidelines, directives, and protocols and administrative actions, any of which could expose us to increased costs, expenses, and employee time and effort needed to comply, and have a material and adverse effect on our business, cash flows, liquidity, financial condition, results of operations and/or business prospects.

In addition, if it is determined that we did not comply with applicable laws, statutes, regulations, rules, directives, tariffs or orders and we are ordered to pay a material amount in penalties, customer/rate payer refunds, or other amounts, our financial condition, results of operations, cash flows and our reputation could be materially and adversely affected. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on us if it finds that we violated PURA or any PUCT rule or order adopted under PURA. The PUCT has the authority to impose penalties of up to $1 million per day for failure to meet certain weatherization requirements and up to $25,000 per day per violation for other violations.

Negative public perception of us or our industry could also result in laws, regulations, governmental/regulatory investigations, and administrative actions that could have a material adverse effect on us. The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year and during special sessions called by the Governor of Texas. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. In 2023, the Texas Legislature passed various legislation impacting the electric industry that could have a significant impact on our business, financial condition, and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—State Legislation” for more information on this legislation. However, there can be no assurance that any anticipated impacts of such legislation will be at, or near, the levels anticipated by management, or realized at all, or in the anticipated timeframes.

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

Interim DCRF and TCOS rate adjustments, also known as capital trackers, have been implemented to help reduce regulatory lag and allow us to recover the cost of certain distribution and transmission investments, respectively, before the investments are considered for prudency in a base rate review. In June 2023, legislation was enacted by the Texas Legislature that increased the number of interim DCRF rate adjustment applications that may be filed by utilities in a single year for certain distribution-related investments from one application to up to two applications per year, shortened the administrative process for the proceedings to 60 days, which deadline the PUCT may extend by up to an additional 15 days, and removed or modified certain restrictions on when a utility may file a DCRF application. Under PUCT rules, we can file up to two interim TCOS rate adjustment applications in a calendar year to reflect changes in our invested transmission capital. These interim rate applications, however, are subject to a regulatory proceeding and PUCT approval, and we can make no assurance that interim rate updates will result in full cost recovery. Investments included in capital trackers are also subject to prudence review by the PUCT in the next base rate review following such adjustments, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included in an interim rate adjustment. In addition, while these interim rate adjustments help reduce regulatory lag, they do not fully eliminate the regulatory lag between when a capital investment goes into service and when we begin to start recovering the costs of such investment in rates.

Also in June 2023, legislation was enacted by the Texas Legislature permitting an electric utility to file a plan to increase the resiliency of its transmission and distribution system and provided for additional recovery options for certain of those costs, including through deferral of distribution-related costs to regulatory assets. The PUCT adopted rules to implement the legislation in January 2024 that, among other things, outline the required elements of a resiliency plan and details of the cost recovery options. Under the rules adopted by the PUCT, implementation of a resiliency plan is subject to review and approval by the PUCT. Utilities may also apply for a specific rider to recover certain resiliency-related costs in rates, or, upon approval of a plan, utilities may defer all or a portion of distribution-related resiliency costs as a regulatory asset, with recovery of the regulatory asset through the interim DCRF rate adjustment mechanism or a base-rate proceeding. Implementation of a resiliency plan is subject to review and approval or modification of the specific plan by the PUCT. While we currently anticipate filing a plan in the first half of 2024, we can make no assurance that the PUCT will approve our plan or that the available cost recovery mechanisms will result in full recovery of all costs in our plan or a reduction of regulatory lag compared to existing recovery mechanisms.

In accordance with PUCT rules, we must file a comprehensive base rate review within four years of the last order in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. Pursuant to these rules, our next comprehensive base rate review is required to be filed by June 2027. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that deadline.

While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT in a base rate review will judge all of our costs, including invested capital and costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. The approved levels of recovery could be significantly less than our requested levels, and the approved timing for recovery of regulatory assets could differ from our proposed timelines. There can also be no assurance that the PUCT will approve any other items requested by us in any rate proceeding. Intervening parties in our rate proceedings (including, but not limited to, governmental agencies, cities in our service territory, customers, and consumer groups) can challenge, and have in the past challenged, various portions of our rate proceedings, and such challenges, as well as any recommendations from the administrative law judges overseeing proceedings, could influence the PUCT’s decisions in those proceedings. Failure to receive approval of our requests in any rate proceeding could adversely impact our financial condition, results of operations, cash flows, liquidity and/or business prospects, and those impacts, could be material.

In addition, because our rates are set based on a historical test year, there can be no assurance that the rates set in any base rate review will produce full recovery of our actual post-test year costs and/or the full return on invested capital allowed by the PUCT, particularly during periods of increased capital spending by us, high inflation or increases in general interest rates resulting in increased costs incurred by us relative to our most recent base rate review. In recent years, we have not in fact earned our full regulatory authorized return on invested capital.

To the extent the regulatory process limits our ability to recover our costs in a timely manner, it could also materially and adversely impact our financial condition, results of operations, cash flows, liquidity and/or business prospects. The regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking. Changes to interim adjustment mechanisms or the base rate review process could increase regulatory lag and otherwise impact our ability to recover our costs in a timely manner.

We are subject to various mandatory regulatory standards and requirements, including with respect to service quality, reliability, and weatherization of facilities. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.

As a regulated transmission and distribution utility, our operations are subject to multiple regulatory standards and requirements. The PUCT has jurisdiction with respect to ensuring the service quality and reliability of the delivery of electricity to retail customers by electric utilities and has established various operational standards, including reliability standards and weatherization requirements, which apply to each utility. The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within ERCOT. The FERC has designated NERC to establish and enforce reliability standards (including cybersecurity and physical security standards), under the FERC’s oversight, for all owners, operators and users of electric transmission services. The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to Texas RE.

Compliance with mandatory regulatory standards, such as those relating to service quality, reliability and weather preparedness, is subject to regular reporting, reviews and audits. We cannot predict the outcome of any such reviews and audits or related potential enforcement actions. We must report to the PUCT concerning our performance with respect to the applicable reliability standards on an annual basis. We are also required to file declarations certified by our chief executive addressing our weather preparedness with ERCOT twice a year, regarding our compliance with the PUCT’s winter weather preparedness and summer weather preparedness measures, respectively. In addition, the PUCT requires that ERCOT conduct inspections of our transmission facilities to determine compliance with weather preparation measures and report deficiencies to the PUCT. Also, as a NERC registered entity, we are subject to periodic audits by Texas RE of our compliance with operations and critical infrastructure protection standards, including reliability standards. These audits will occur as designated by Texas RE at a minimum of once every three years. While we expect to recover costs and expenditures from customers through regulated rates related to such compliance costs, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery. If we were found to be noncompliant with applicable reliability/service quality standards or weatherization requirements, we could be subject to sanctions, including monetary penalties. Penalties imposed by the PUCT, Texas RE, the FERC and/or NERC would not be recoverable from customers through regulated rates and could have a material adverse impact on our financial condition, results of operations and cash flows.

To maintain compliance with mandatory service quality, reliability and weatherization standards/requirements, or to meet our reliability goals, we may be subjected to higher-than-expected operating costs (including related to additional employee and contractor resources needed to support compliance efforts) and/or increased capital expenditures to construct, operate, and maintain transmission and distribution infrastructure. Texas has been experiencing significant and rapid population and business growth in recent years and we believe that such growth will continue in future years, requiring additional electricity delivery facilities to serve the increased electricity demand on our system. Increased growth on our system and the pace of that growth could impact reliability of service. While our capital expenditure plans include projects to address reliability, there can be no guarantee that such projects will address all customer reliability expectations, and failure to meet such customer expectations could adversely impact our reputation.

Risks Related to Our Business and Operations

Cyber-attacks on us or our third-party vendors could disrupt business operations, initiate the loss or disclosure of critical operating or confidential data, have an adverse impact on our reputation, and expose us to significant liabilities.

As an owner and operator of critical infrastructure assets, we are subject to cybersecurity threats from domestic and foreign threat actors who wish to disrupt our electricity delivery operations and/or the ERCOT bulk power grid. In particular, U.S. government warnings have indicated that infrastructure assets such as electric transmission and distribution systems may be specifically targeted by both foreign and domestic actors, including as a result of increased worldwide conflict and domestic extremism.

We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of third-party vendors. With the proliferation of computing and telecommunications technologies and various digital tools used by us in our business and engagement with our customers, cyber risk arises in multiple areas of our operations. While we have not experienced a cybersecurity incident to date that has had a material impact on Oncor, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. Our third-party vendors have been subject, and will likely continue to be subject, to acts that disrupt or attempt to disrupt the services they provide to us. We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, ransomware attacks, social engineering attacks, hacktivism and insider threats. Certain of these cyber threats have seen changes, and we expect to continue to see changes, in sophistication with the advancement of technology, including the adoption of artificial intelligence. As domestic and global cyber threats are on-going and increasing in sophistication, magnitude and frequency, our transmission, distribution and technology infrastructure may be targets of state-sponsored attacks, terrorist activities, or other threats, including attacks designed to collect ransoms or inflict large-scale harm on us, our customers or our service territory. Geopolitical events could increase those cyber threats. Any breach of cyber/data security measures could result in a material and adverse impairment of our ability to operate, monitor and control our technology, transmission and distribution assets (which could impact the stability of the ERCOT power grid), conduct our normal operations, process customer information, and comply with regulatory and disclosure obligations. A cybersecurity breach could limit or disable communications, including communications within our technology platforms and between our technology platforms and systems operated by third parties. In the ordinary course of business, we also collect and retain information that could be sensitive in nature, including customer information and personal information about employees, and a cybersecurity breach could result in the release of such confidential information.

Some of the technology systems, hardware, software, and technical applications and platforms used in our business are managed, hosted, provided or used by third parties to assist in our business operations. Our third-party vendors have been subject, and will likely continue to be subject, to acts that disrupt or attempt to disrupt the services they provide to us. Threat actors could also attempt to use our third-party vendors as a conduit to attack us. In addition, our operations in ERCOT also require communication with certain third-party systems, and disruptions in those systems could impact our operations. If our third-party vendors or any third-party systems integral to operations in the ERCOT market are impacted by cyber-attacks or are otherwise unable to perform the services they provide to us, our operations could be impacted, which could negatively affect our results of operations, financial condition and/or reputation. In addition, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject us to further harm.

Any loss of control of our critical infrastructure, including control or disruption of our technology platforms, or loss of confidential or proprietary data through a cybersecurity breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, expose us to significant remediation and compliance costs, impair our ability to execute on business strategies and/or materially adversely impact our results of operations, financial condition, liquidity and/or cash flows.

We develop and maintain systems and processes aimed at identification, protection, detection, response and recovery from cybersecurity incidents, which require significant investment, maintenance, and ongoing monitoring and updating as threats, technologies and regulatory requirements change. There can be no assurance that these systems and processes will be successful in mitigating all risks relating to cybersecurity incidents. Systems and processes are also subject to vulnerabilities related to social engineering and insider threats. In addition, due to the nature of cybersecurity incidents, and the evolving threat landscape, updates and enhancements to such systems and processes may require complex solutions that could require significant time and resources. We are also subject to various laws and regulatory standards relating to our operations and information disclosure, including required compliance with NERC cybersecurity standards. Additional cybersecurity requirements could also be applied to us in the future. Changes in existing standards or the imposition of new standards could increase our compliance costs and our exposure to the potential risk of violations of such standards.

While we maintain insurance, including cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover any or all of the costs associated with the consequences of any cybersecurity breach. Likewise, our ability to obtain insurance at rates we believe are commercially reasonable, and the cost of and coverage provided by such insurance, could be affected by events outside our control. In addition, should a cybersecurity breach result in regulatory fines or penalties due to non-compliance with a mandatory security standard, such fines or penalties would not be recoverable through rates.

Severe weather, natural disasters, wildfires and other emergency events could adversely impact us.

Our electric delivery facilities and other assets are located in over 120 counties in Texas and could be, and have in the past been, damaged or impacted by severe weather events, such as significant storms, as well as natural disasters, wildfires or other emergency events. Our service territory covers a highly variable range of geographic, climatic, and vegetative regions, and weather conditions can vary significantly across our service territory. Any such events that cause extensive damage on our system or that affect the reliability of the ERCOT grid and market generally (including the amount of generation capacity available for delivery by us to our customers) could have a material adverse impact on us, including causing disruptions in our ability to provide electricity delivery services, negatively impacting the reliability of our electricity delivery services, increasing our operation and maintenance expenses or our capital expenditures to repair or replace damaged facilities or equipment, and causing disruptions in planned projects, property damage, decreased volumes of electricity delivered, and personal injuries or loss of life for which we could face legal actions or risks, negative public perception, and regulatory, legislative, or legal actions. In addition, wildfires caused, or allegedly caused, by our transmission and distribution assets or our operation or maintenance practices, could expose us to costs, fines, penalties, reputational harm, and other liabilities, including for economic damages, personal injury, loss of life, or property damage. Any costs and liabilities relating to severe weather events, natural disasters, wildfires or other emergency events may not be fully covered by our insurance policies and may not be fully recovered in rates, and any rate recovery may be delayed.

Effects of climate change, including natural disasters, severe weather and other related phenomena, and regulatory and legislative developments related to climate change, including mandatory reporting requirements, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Natural disasters, severe weather, and other related phenomena could become more prevalent and unpredictable as a result of climate change or other factors, which could negatively affect our business and financial condition to the extent such events occur in or impact our service territory or lead to constraints in our supply chain. Customer energy needs vary with weather conditions, primarily due to fluctuations in temperature and humidity. To the extent weather conditions are affected by climate change, customer energy use could increase or decrease depending on the duration and magnitude of the changes. Weather conditions also impact transmission and distribution system operations. For example, exceptionally warm weather conditions for a long duration, which generally would result in increased customer energy usage, would also result in increased operational risks for transmission and distribution infrastructure, such as the risk of equipment malfunction due to continuous operation. Hot, dry weather conditions such as that experienced in Texas during the summer of 2023 could also increase the risk of wildfires, and such conditions could worsen as a result of climate change. Severe weather events, natural disasters or other related phenomena could also cause disruptions in our ability to provide service and lead to outages. Prolonged power outages to customers and business interruptions from outages could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Moreover, local, state, or federal legislative or regulatory initiatives may attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Legislation or regulation of emissions, including mandatory reporting requirements, could subject us to increased litigation risks and materially increase costs to our operations as well as to our customers and suppliers. They could also provide a cost advantage to alternative energy sources or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. Developing and implementing plans for compliance with voluntary or mandatory climate commitments can also lead to additional capital, personnel and operation and maintenance expenditures. Increased costs related to these compliance activities could adversely affect our business, financial condition, results of operations and cash flows.

Legislation, regulation, or customer initiatives to combat climate change could also have an impact on operations and demand in the ERCOT market, which could in turn impact us. For instance, increased electrification in the ERCOT market, particularly through oil and gas producers electrifying their operations and widespread electrification of vehicles, could result in significant increased demand on the ERCOT system. Such increased demand could create operational and reputational risks to meet customer reliability expectations. Increased electric infrastructure spend across the country as a result of climate change initiatives could also impact our supply chain by increasing the costs and/or decreasing the availability of equipment and materials necessary for transmission and distribution operations.

As an owner and operator of electricity delivery facilities, we face significant operational risks, including the risk of physical attacks on our infrastructure, that could adversely affect our results of operations and financial condition, and insurance may not fully cover any losses resulting from such risks.

The construction, ownership, operation and maintenance of electricity delivery facilities involves many operational risks, including equipment breakdown, failure of facilities, lack of sufficient capital and unexpected costs to maintain the facilities, replacement or refurbishment of aging infrastructure, equipment interruptions, design or construction flaws in equipment or facilities, supply chain disruptions, inflation, fires, explosions, impact of unusual or adverse weather conditions or other natural events, human operation errors, and interrupted or degraded service on key technology platforms, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues, regulatory penalties for failure to meet reliability or other standards, and/or increased expenses that may not be recoverable through rates. There are also many hazards associated with the ownership, operation, and construction of electricity transmission and distribution assets, and these hazards expose us to risk of personal injury and loss of life, damage or destruction of property, or environmental damage, any of which could result in liabilities to our business.

In addition, we face threats from threat actors who wish to disrupt the ERCOT bulk power grid or electricity delivery operations in our service territory by physically damaging our transmission and distribution assets. We also face threats related to vandalism, theft, trespassing and acts of civil disobedience that could result in interruptions to our operations. In recent years, physical attacks on utility assets have increased in frequency and severity across the nation. In 2023, in response to the rise of such incidents, the Texas Legislature passed legislation implementing criminal penalties for certain incidents involving damaging or vandalizing critical electric infrastructure facilities. A physical attack on our assets could also interfere with normal business operations and affect our ability to control our transmission and distribution system. Certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a breach in any one key physical asset could potentially impact other areas of our system. A physical security breach could adversely affect our reputation, expose us to material regulatory penalties and/or materially affect our results of operations, liquidity and financial condition.

A significant number of our facilities were constructed many years ago; older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to keep operating at peak efficiency or reliability. A risk of increased maintenance and capital expenditures arises from damage to facilities due to storms and other severe weather events, natural disasters, wildfires, wars, accidents, terrorist or criminal acts, cyber-attacks, and other catastrophic events. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs that may not be recoverable through rates and/or the write-off of our investment in the capital project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above. Likewise, our ability to obtain insurance at rates we believe are commercially reasonable, and the cost of and coverage provided by such insurance, could be affected by events outside our control, including the willingness of insurers to provide such coverage. In addition, costs incurred in connection with the hazards associated with the operation and maintenance of electricity delivery facilities may not be fully recovered through rates. If the amount of insurance is insufficient or otherwise unavailable, and if we are unable to fully recover in rates the costs of uninsured losses, our financial condition, results of operations, or cash flows could be materially affected.

Our business could be adversely affected by health epidemics and pandemics.

We face risks related to health epidemics and pandemics, which could lead to the disruption of our business operations by impacting the global economy and our employees, REPs, end-users, wholesale customers, network transmission customers, service providers, vendors and suppliers. These effects could also have a variety of adverse impacts on us, including reduced demand for electricity, delayed or delinquent customer payments to us (including as a result of end use customer failures to pay REPs and/or any state or national moratoriums on customer disconnections), slowed growth in our service territory, reduced availability or productivity of our workforce, constraints on our supply chain, increased supplier, labor and contractor costs, reduced labor or contractor availability, impairment of goodwill or long-lived assets, increased pension funding requirements due to a decline in pension asset values, impairment of our ability to develop, construct and/or operate electricity delivery facilities, and impairment of our ability to access funds from financial institutions and capital markets.

We operate within the ERCOT market, and significant changes to the ERCOT market structure or within the ERCOT market, including the economic environment in the ERCOT market, could adversely impact our business.

Our business is built around the ERCOT market and, as a result, significant changes within ERCOT or to the ERCOT market structure that impact transmission and distribution utilities, including additional regulatory requirements or oversight, could materially and adversely impact our business, operations, financial condition, results of operations, and/or business prospects.

ERCOT is subject to oversight by the PUCT and the Texas Legislature, and either entity could impose changes to the ERCOT market that could impact us. Since February 2021, when winter storm Uri resulted in insufficient generation in the ERCOT market and prolonged power outages, the PUCT and the Texas Legislature have instituted various measures relating to operations in the ERCOT market. Both the PUCT and the Texas Legislature continue to actively review the operations, as well as the overall design, of the ERCOT market. Electric industry and electric grid related matters were heavily discussed during the 2023 regular session of the Texas Legislature, and significant changes to the ERCOT market were adopted. We cannot predict whether, or to what extent, the decisions by the PUCT to implement these changes and/or any additional legislation or regulations relating to the ERCOT market will impact our business.

We derive substantially all of our revenues from operations in the ERCOT market, which represents approximately 90% of the electricity consumption in the State of Texas. Economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market and slowing growth in our service territory, which could have a material adverse impact on our results of operations, financial condition, cash flows, and capital expenditure projections.

Our capital deployment plan may not be executed as planned, which could adversely impact our reputation, reliability, financial condition and results of operations.

There can be no guarantee that the execution of our capital plan will be successful or done in accordance with current anticipated spend amounts, and there can be no assurance that the capital investments we currently intend to make in connection with our electricity delivery business will be implemented as contemplated or at all, or, if implemented, produce the desired improvements to service and reliability or cost management. Furthermore, there can be no guarantee that our capital investments will ultimately be recoverable through rates. For more information regarding the limitation on recovering the value of investments using rates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Relating to Future Earnings and Results of Operations.”

While our capital expenditure plans include projects to successfully maintain or replace our aging infrastructure and address the expected growth of electricity demand in our service territory, particularly as a result of increased commercial and industrial demand and electrification goals of customers, there can be no assurance that any such projects will be completed in a timely manner or at all, or fully meet all customer requirements at all times. Projects to construct, upgrade, or maintain transmission and distribution infrastructure are subject to various additional uncertainties, including regulatory approvals, land/easement acquisition (including requirements and constraints relating to eminent domain), labor and contractor availability, volatile commodity prices, supply chain disruptions and inflation, costs of materials and labor, and forecasts of future electric load needs. Execution of our capital plan could also be impacted by capital availability, macroeconomic conditions, regulations, ERCOT policies or directives, ERCOT grid needs, weather, natural disasters, wildfires, emergency events, equipment malfunction or failure, accidents, terrorist attacks, cybersecurity events, failure of technology platforms, or other events outside of our control. Failure to execute on our capital deployment program as planned could adversely impact service reliability as well as our reputation, financial condition, and results of operations.

The litigation environment in which we operate poses a significant risk to our business.

We are involved in the ordinary course of business in a number of lawsuits arising out of our business operations, including personal injury litigation and litigation relating to power outages, among other matters. For example, lawsuits have been filed against various market participants, including us, relating to the power outages resulting from winter storm Uri in February 2021. The litigation is currently consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. We cannot predict whether or to what extent any of such litigation will impact our business. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in the State of Texas poses a business risk.

Our revenues are concentrated in and collected through a small number of customers and a significant delay or default in payment could adversely affect our cash flows, liquidity, financial condition and/or results of operations.

Our revenues from each of the transmission and distribution operations of our business are concentrated in a small number of customers. As of December 31, 2023, our revenues from our distribution operations are primarily collected from over 100 REPs that sell the electricity we distribute to end-use consumers in our certificated service area. REPs are generally noninvestment grade. Revenues from REP subsidiaries of our two largest customers, collectively represented 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2023 and 26% and 24%, respectively, of our total operating revenues for the year ended December 31, 2022. We collect network transmission revenues from approximately 40 different customers, consisting primarily of distribution companies, cooperatives and municipally-owned utilities. Currently, the majority of this network transmission customer revenue comes from customers who are investment grade and, as a result, generally considered low credit risk. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more customers could adversely impact the credit quality of our customers, impair the ability of these customers to pay for our services or could cause them to delay such payments. We depend on these customers to timely remit these revenues to us. Delays or defaults in payment from customers could materially and adversely affect our cash flows, liquidity, financial condition and/or results of operations, particularly in the event of any moratoriums on the ability of REPs to disconnect customers for nonpayment or other regulatory actions that impact our receipt of electricity delivery charges owed to us.

We are dependent upon a limited number of suppliers and service providers for certain of our operations. If any of these suppliers or service providers fails to perform on their agreements with us or became unable to perform on expected or acceptable terms, it could disrupt our business and have an adverse effect on our cash flows, liquidity, financial condition and/or results of operations.

We rely on suppliers and service providers to provide us with certain specialized materials and services, including for construction, maintenance and repair of electricity delivery facilities and power lines, information technology and customer operations. In certain instances, our operations are dependent upon a limited number of suppliers and service providers, and we often compete with other companies both in our industry and outside of our industry for materials and services from certain suppliers and service providers. The financial condition of our suppliers and service providers or their ability to perform has been or may be adversely affected by local, national and global events, including health epidemics or pandemics, climate change, severe weather events, natural disasters, supply chain issues, demand, wars, terrorist attacks, regulations, or general economic conditions, such as credit risk, commodity availability and pricing, inflation, labor availability and cost, and turbulent macroeconomic events. We have seen and expect to continue to see increased pricing from service providers as a result of the contractor labor market and competition for equipment and materials. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform or otherwise fully satisfy their contractual obligations, choose not to renew contracts, go out of business or otherwise become unable to perform on terms acceptable to us, or unexpectedly delay performance or increase the cost of performance, we may not be able to transition to substitute suppliers or service providers in a timely manner, on terms acceptable to us, or at all. This could delay our construction and improvement projects, increase our costs and/or disrupt our operations, which could negatively impact our business, financial condition, results of operations, cash flows, liquidity, reputation and/or business prospects. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

Disruptions in our supply chain, including as a result of competition for materials, the contractor labor market and inflation, could negatively impact our operations and corporate strategy.

Our operations and business plans depend on the domestic and global supply chain to procure the equipment, materials and other resources necessary to build and maintain transmission and distribution infrastructure and provide electricity delivery services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to our business operations and corporate strategy has been, and may continue to be in the future, restricted by domestic and global supply chain challenges. In addition, we have seen and expect to continue to see increased competition for certain equipment, goods and materials necessary for our transmission and distribution operations, resulting in increased pricing, decreasing availability of certain materials and longer lead times for delivery. Reduced availability of necessary materials and delays in delivery has, and could continue to delay maintenance, repair and construction projects, which could have an adverse impact on our reputation, capital plan, cash flows, liquidity, financial condition and/or results of operations. International tensions as well as a decline in the manufacturing workforce could further exacerbate supply chain challenges. Increasing cost and availability of labor and inflation have also contributed to supply chain disruptions and higher construction and operating costs. Higher than anticipated costs in the future could have an adverse impact on our business, financial condition, results of operations, liquidity, and cash flows.

Our future success is dependent on our ability to attract and retain qualified personnel and identify and develop talent, and failure to attract and retain a highly qualified workforce, particularly in senior management as well as operational roles, could adversely impact our operations.

Our future success will depend on our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with many other companies, both in and outside our industry, as well as government entities and other organizations. Our workforce strategy to attract, develop, reward and retain a qualified workforce includes a market competitive total reward strategy along with talent development and succession planning to retain key talent and build succession strength for future leadership roles. However, we may not be successful in retaining our current personnel or in hiring or retaining qualified personnel, particularly in certain highly technical or specialized roles, in the future. In addition, we have incurred, and may continue to incur, increased costs in order to remain a competitive employer in a highly competitive labor market. Further tightening of the labor markets may adversely affect our ability to attract new personnel and retain existing personnel, which could adversely impact our operations. In addition, because of our reliance on the expertise of our senior management team, our future success depends in part on our ability to identify, retain and develop talent to succeed our senior management. Senior management succession planning is, and we expect it will continue to be, critically important to the successful implementation of our strategies.

Approximately 15% of our employee population is retirement eligible. Failure to adequately replace those retiring employees could impact our productivity and reputation. Failure to transfer significant internal historical knowledge and expertise to new employees may adversely affect our ability to manage and operate our business. In addition, limited availability of contract resources, a mismatch of existing skillsets to future needs, and an aging workforce without appropriate replacements could lead to operating challenges such as a lack of resources, loss of internal historical knowledge or a lengthy time period associated with highly technical or specialized skill development. Our costs, including costs to replace employees, productivity costs, safety costs, and cost of contract labor, may rise and affect our ability to manage and operate our business.

Our revenues and results of operations are seasonal and significantly impacted by weather events and other electricity usage drivers.

A significant portion of our revenues is derived from rates that we collect from REPs based on the amount of electricity we distribute to end-use customers on behalf of such REPs. Deliveries of electricity to residential and commercial customers are influenced by time of year, fluctuations in temperature and other weather events. Thus, our revenues and results of operations are subject to seasonality, weather events and other electricity usage drivers, with revenues being highest in the summer. Unusual weather patterns, including as a result of climate change or other factors, could significantly impact revenues.

The costs of providing pension benefits and OPEB and related funding requirements may have a material adverse effect on our financial condition, results of operations and cash flows.

We offer certain pension and health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees through pension plans and OPEB plans, and also have contractual obligations related to certain pension and OPEB benefits of eligible retirees of our former affiliates. See Note 9 to Financial Statements for more information regarding pension and OPEB obligations.

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

PURA provides for our recovery of pension and OPEB costs related to the regulated utility service of our employees as well as certain employees of our former affiliates, and we are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts in these regulatory assets are ultimately subject to regulatory approval, and disallowance of any of these regulatory assets could have an adverse effect on our financial condition, results of operations and/or cash flows. At December 31, 2023 and 2022, we had recorded net regulatory assets (after taking into account related regulatory liabilities) totaling $291 million and $346 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income. See Note 2 to Financial Statements for further information regarding these regulatory assets.

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

Insufficient electric capacity within ERCOT or disruptions at power generation facilities that supply power within ERCOT could interrupt and/or negatively impact our transmission and distribution services.

The electricity we transmit and distribute to REPs, electricity distribution companies, electric cooperatives and municipally-owned utilities is obtained by these entities from electricity generation facilities. We do not own any generation facilities. Electricity generation capacity and the mix of generation resources within ERCOT is not within our control. Electricity demand in ERCOT has increased in recent years and is expected to continue to increase. Demand may be further increased during periods of extreme weather, such as during the hotter than normal temperatures experienced in the summer of 2023, when ERCOT set ten new peak demand records and issued several requests to Texans to conserve power to avoid a power-supply emergency. In addition, the risk of insufficient generation capacity during extreme and prolonged cold temperatures continues to threaten reliability in the ERCOT market. In November 2023, NERC issued its winter reliability assessment and noted an increased risk of reserve shortage for the 2023-2024 winter season in the ERCOT market as compared to the previous winter due primarily to the increased load growth in ERCOT and lack of a corresponding growth in dispatchable generation resources. In the event insufficient generation capacity results in power outages, public perception of our industry as well as economic development in ERCOT could be adversely impacted. In addition, if electricity generation is disrupted or if power generation capacity is inadequate, our electricity delivery services may be diminished or interrupted, which could have an adverse impact on our reputation, results of operations, financial condition, and cash flows. In addition, we are subject to ERCOT directives with respect to the flow of power on the electric grid. In the event of extreme weather or other emergency events that impact power availability within ERCOT, ERCOT could require us to reduce demand on the grid. If we are required by ERCOT to institute outages, it could negatively impact our reputation, our revenues from transmission and distribution services may be diminished or interrupted, and our results of operations, financial condition and cash flows may be materially and adversely affected.

The growth of DER and similar technologies or actions that decrease demand or consumption of electricity delivered by us may significantly adversely impact our business, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.

The electric industry is undergoing significant technological change, particularly regarding development and availability of DER, alternatives to traditional transmission and distribution solutions such as distributed generation (including solar panels and microgrids), batteries and other energy storage, energy efficiency technologies, demand response technologies (such as electric vehicle-to-grid or vehicle-to-home solutions) and other grid management solutions. Research and development activities are ongoing to improve existing and alternative technologies and services to produce and store electricity, and it is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will make these technologies more attractive to customers than relying on traditional sources of electricity. Such changes in technology, as well as public perception of DER and legislation or regulations relating to DER, could also alter the channels through which retail customers buy and receive electricity. For instance, the PUCT has instituted various projects reviewing the regulatory framework regarding DER and other non-traditional technologies, and in 2023 the first virtual power plants, which are multiple customer DER aggregated by a REP that coordinates the operation of those customers’ individual devices to collectively reduce demand on the grid or export power to the grid under an ERCOT instruction, were approved by the PUCT to offer and provide energy and ancillary services to ERCOT. As DER usage continues to grow, it could reduce the amount of or alter the nature of electricity delivery usage and demand on our system, complicate the operation of our delivery system (such as by increased multi-directional power flow), negatively impact the reliability of our system, or make investments in transmission and distribution infrastructure less desirable. Regulatory decisions made with respect to DER, including with respect to ERCOT market rules and transmission and distribution utilities’ ability to invest in non-traditional electricity delivery solutions, could adversely impact our costs, revenues, and operations. To the extent DER controlled by entities other than Oncor (including behind the meter alternatives and private use networks) become a more cost-effective or otherwise preferred option for certain customers, our revenues, financial condition, results of operations, cash flows, capital expenditures, and business prospects could be materially adversely impacted.

Also, electricity demand and usage could be reduced or modified by advances in technology that lower or alter the demand for electricity, governmental actions to require or incentivize reductions in electricity consumption, and other conservation or customer demand management efforts, which, absent regulatory changes related to how Oncor recovers investments in rates, could likewise significantly reduce our ability to timely recover the cost of our investment and earn a reasonable return on our electricity delivery facilities. Effective energy conservation or demand management by our customers could result in significantly reduced electricity demand and usage, or significantly slow the growth in demand and usage. Such a reduction, absent regulatory changes related to how Oncor recovers investments in rates, could materially adversely impact our revenues, financial condition, results of operations and cash flows.

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

Our access to capital markets and our cost of debt could be directly affected by changes in our credit ratings. Regulatory impacts, particularly in the ERCOT market, changes in our financial performance, liquidity needs, as well as unfavorable conditions in the capital markets, among other things, could result in credit agencies changing our credit ratings. In addition, specific regulatory decisions with respect to us could also have an impact on our credit ratings. Any adverse action with respect to our credit ratings could generally cause debt issuance and borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our Credit Facilities also provide that interest rates charged for borrowings and commitment fees on undrawn amounts may be adjusted based on our credit ratings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial, and Cross-Default Covenants” for more information on material credit rating covenants in our Credit Facilities and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates” for more information on our base rate review.

In addition, most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us. In addition, if any adverse credit rating action takes place and causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our cost of debt as approved by the PUCT in our most recent base rate review or subsequent base rate reviews.

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

Because our business is capital intensive, we expect to rely on access to financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows, our Credit Facilities, CP Program, or our AR Facility. It is likely we will incur additional debt in connection with our large capital expenditure projections, which include continuing significant investments in transmission and distribution infrastructure. Our ability to access the capital, credit, or commercial paper markets may be severely restricted, or limited entirely, due to market conditions at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. Any such adverse market conditions could be due to circumstances completely outside of our control, such as a recession, depressed economic conditions, interest rates, political instability, pandemics, inflation, war, terrorism, sanctions, bank failures, or extreme volatility. In addition, the cost of debt financing may be materially and adversely impacted by changes in general interest rates. In 2023, we saw increased borrowing costs due to increases in general interest rates. In addition, bank failures and banking regulations have in the past created, and could in the future create, instability in the banking industry and the financial markets. Disruptions in the banking sector could increase the cost of capital and reduce our access to capital, lines of credit, and certain financing options. Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our cost of debt as approved by the PUCT in our most recent base rate review or subsequent base rate reviews, which could adversely affect our earnings and cash flows. The PUCT-approved cost of debt in our most recent base rate review, which was based on a 2021 test year and is reflected in our current base rates, is lower than our actual average cost of debt for the year 2023. We do not anticipate a change in our PUCT-approved cost of debt prior to a subsequent base rate review proceeding. Fluctuations in actual market returns as well as changes in general interest rates may also result in increased or decreased employee/retiree benefit costs in future periods. Additionally, disruptions in the capital, credit, and commercial paper markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, slowing growth in our service territory, payment defaults by REPs or other customers, or failure by our suppliers to perform their contractual obligations, which could have a negative impact on our revenues, financial condition or results of operations, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

Our ring-fencing measures may not work as planned, which may result in a bankruptcy court subjecting Oncor to the claims of its affiliates’ creditors.

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of Sempra or any of its affiliates or any other direct or indirect owners of Oncor or Oncor Holdings or their affiliates in connection with a bankruptcy of any such entities. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation is appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that is subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the affiliated entity that is a debtor in bankruptcy and subject to the same substantive consolidation order. If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor’s assets.

See Note 1 to Financial Statements and “Items 1. and 2. Business and Properties-Ring-Fencing Measures” for additional information on our ring-fencing measures.

In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.

Our operations are capital intensive. We expect to rely on access to financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows, our Credit Facilities, CP Program, or our AR Facility. We have also historically retained earnings that could have been distributed to our members and invested them in the business. In addition, from time to time we have received capital contributions from our members and could seek member capital contributions in the future to address capital needs. However, our LLC Agreement provides that no member may be required to make any additional capital contributions to us.

The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates. Accordingly, there can be no assurance that the capital, credit, and commercial paper markets will continue to be a reliable or acceptable source of short-term or long-term financing for us. Our access to the capital, credit, and commercial paper markets, our Credit Facilities and AR Facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

•changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•perceived risks related to the industry in which we operate;

•economic weakness in the ERCOT market;

•changes in interest rates;

•a deterioration of our credit or a reduction in our credit ratings;

•a deterioration of the credit or insolvency or financial distress of one or more lenders under our Credit Facilities or our AR Facility that affects the ability of the lender(s) to make loans to us;

•a deterioration of the credit of Sempra or its affiliates (other than the Oncor Ring-Fenced Entities) or a reduction in the credit ratings of Sempra or such affiliates that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from Sempra and such affiliates;

•changes that impact accounts receivables from REPs and related rights resulting in a change to eligible receivables under our AR Facility;

•a material breakdown in our risk management procedures; and

•changes that restrict our ability to access our Credit Facilities or our AR Facility.

We are also subject to certain limitations on our ability to incur indebtedness. We are required to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Currently, our authorized regulatory capital structure set by the PUCT is 57.5% debt to 42.5% equity. At December 31, 2023, our regulatory capital structure was 55.8% debt to 44.2% equity. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure and we are able to issue future long-term debt only to the extent that such issuance would not cause our capital structure to exceed the authorized regulatory debt-to-equity ratio. In addition, certain of our debt agreements contain debt-to-capital ratio covenants that effectively limit our ability to incur indebtedness in the future. At December 31, 2023, we were in compliance with these covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Credit Rating Provisions and Material Debt Covenants—Material Debt Credit Rating, Financial, and Cross-Default Covenants” for more information on these covenants. Also, because the $2B Credit Facility provides liquidity support to our CP Program, we treat CP Notes outstanding as a reduction to the available $2B Credit Facility borrowing capacity. See Note 5 to Financial Statements for further information regarding the $2B Credit Facility and CP Program.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C.CYBERSECURITY

Maintaining a robust cybersecurity strategy to safeguard and protect the confidentiality, integrity and availability of our critical infrastructure assets as well as all other information systems and the information residing in them is critically important to our business. We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, ransomware attacks, social engineering attacks, hacktivism and insider threats. In addition to the cybersecurity threats faced by any business with a cyber presence, as an owner and operator of critical infrastructure assets, we are subject to cybersecurity threats from domestic and foreign threat actors who wish to disrupt our electricity delivery operations and/or the ERCOT bulk power grid. With an ever-increasing share of our operational and administrative activity being dependent on our information systems, we strive to create a company-wide culture of cyber safety that continually monitors risk.

Our Cybersecurity Strategy

Our cybersecurity strategy is built on “defense-in-depth” as recommended by the National Institute of Standards and Technology. We have processes in place to identify, assess, and manage material risks from cybersecurity threats. We have developed and implemented, and we continue to develop and implement, protective measures to reduce risk, manage incidents, and sustain our security posture. For example, in our efforts to lower the risk of ransomware attacks, we have increased our cybersecurity operations by strengthening our defense-in-depth approach to protections and controls, operational resiliency, cyber hygiene and monitoring. Specific steps include tool deployments to mitigate ransomware threats and impacts, as well as implementation of practices and enhancements to minimize the risk of ransomware launching and spreading across the organization. An additional protective measure to reduce risk with respect to the unauthorized access to confidential and sensitive data in Oncor’s possession includes our data risk management (DRM) program. Our DRM program focuses on data loss prevention, including as the result of unauthorized access or acquisition, by taking proactive steps to limit confidential and sensitive information from being managed or distributed electronically in an unsecure manner. Led by our executive leadership team, as well as a governance committee and operational stakeholders, our DRM group provides formal guidance, including policies and standards, to reduce our data risk. We continue to participate, review, assess and adjust our mix of activities to improve our grid operations, digital perimeter security and information security.

We have policies and procedures in place to identify, protect, detect, respond and recover from cybersecurity incidents. The life cycle of our incident response includes: (i) preparation through employee training and drills, including regular simulation exercises that include management from various departments in addition to representatives from our information technology security team; (ii) detection and analysis of the cybersecurity incident; (iii) assembling the appropriate response team and escalating the incident to the appropriate parties internally and externally; (iv) containment, eradication, recovery and monitoring; and (v) post incident activity to document the root cause and discuss areas of improvement.

In accordance with our policies and procedures, we investigate any technological, computer, or network security event or incident within our networks or involving confidential and sensitive data maintained by Oncor, including events or incidents involving third-party vendors that interface with our networks or otherwise hold confidential and sensitive data maintained by Oncor. With respect to certain of our third-party vendors, we may also require such third-party vendors to notify us of any cybersecurity incident that may impact our operations or involve confidential and sensitive data maintained by Oncor. Multiple security operations centers monitor our digital environment at all times for anomalies, threats, and indicators of compromise. We have a variety of tests performed by internal and external parties related to the integrity of our networks, cyber protections and policies and procedures. Third-party security tests of our network, applications, perimeter, physical equipment and other areas of security are used to test cybersecurity readiness. When a cybersecurity threat either newly materializes or escalates, we elevate communication both internally and externally to ensure situational intelligence is both known and shared to help in defending against that threat.

We are also subject to mandatory and enforceable regulatory standards for critical infrastructure protection, which include cybersecurity-related standards. We are subject to periodic audits by Texas RE of our compliance with critical infrastructure protection standards.

We also participate in, and work with, multiple federal, state, industry, and academic groups dedicated to cybersecurity, such as the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency, the Federal Bureau of Investigations’ InfraGard, an ERCOT critical infrastructure protection working group, the Electricity Information Sharing and Analysis Center, and the Texas Information Sharing and Analysis Organization. This includes information-sharing and coordination with ERCOT, the PUCT, and other ERCOT market participants with a view toward protecting and enhancing the ERCOT grid from cyber and physical attacks and response preparation. In addition, we participate on various technical and advisory boards, such as the advisory board of the Energy Sector Security Consortium, Inc., a nonprofit organization that supports energy sector organizations with the security of their critical technology infrastructures, and the Electricity Subsector Coordinating Council. We believe that our participation and membership within these groups and organizations contributes to security improvements that directly impact our cyber operations.

We believe that cyber safety is everyone’s responsibility at Oncor. We take proactive steps to train, re-train, educate and test our workforce on cyber safety practices and work to strengthen the cyber community within our company. We require an annual cybersecurity training of all credentialled individuals and in October 2023 we held our 2nd annual cyber awareness month, which included informational events, speakers and additional training resources to increase our workforce’s engagement in cyber safety.

While we have not experienced a cybersecurity incident to date that has had a material impact on Oncor, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. Our third-party vendors have been subject, and will likely continue to be subject, to acts that disrupt or attempt to disrupt the services they provide to us. Threat actors could also attempt to use our third-party vendors as a conduit to attack us. We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of third-party vendors. See “Item 1A. Risk Factors—Cyber-attacks on us or our third-party vendors could disrupt business operations, initiate the loss or disclosure of critical operating or confidential data, have an adverse impact on our reputation, and expose us to significant liabilities.” A future cybersecurity incident could potentially have a material impact on our business, operations and financial condition. In addition, non-compliance with electric industry specific regulations or violation of laws could have financial penalties, as well as impact our reputation, which could materially impact our results of operations or financial condition. Cybersecurity risk has also contributed to, and is expected to continue to contribute to, increased capital expenditures and operation and maintenance expenses, including as a result of the need for additional hardware, software, equipment, personnel, training and third-party service providers, as well as increased cyber insurance costs.

Our Cybersecurity Team

Our management is responsible for assessing, managing and mitigating all risks relative to our business, including material risks from cybersecurity threats. Within our management team, assessment, management, and mitigation of cybersecurity threats is primarily overseen by our technology group, which has extensive experience in cybersecurity, technology, and digital grid operations. Our technology group is led by Joel Austin, our senior vice president and chief digital officer, and Malia Hodges, our senior vice president and chief information officer. Mr. Austin has over 34 years of technology operations, utility industry, and leadership experience, including more than 15 years of cybersecurity oversight experience. Ms. Hodges has 25 years of technology operations, utility industry, and leadership experience, including six years as our chief information officer, with responsibility in that role for management of Oncor’s technology function, including cybersecurity. Both Mr. Austin and Ms. Hodges are long-time members of the Edison Electric Institute security and technology policy committee, which focuses on working with federal agencies on cybersecurity risks relevant to the electric industry. Mr. Austin has testified on cybersecurity issues facing the State of Texas and the electric utility industry in front of multiple Texas legislative sub-committees and been asked to discuss cybersecurity risks with members of the US Congress. Mr. Austin and Ms. Hodges also work closely and regularly with PUCT staff and PUCT commissioners on cybersecurity risks and mitigations. We also have a designated chief information security officer who has over 42 years of experience in cybersecurity, a master’s degree in cybersecurity and a doctorate degree in cybersecurity/information assurance. Within our technology group, we maintain a dedicated cybersecurity group and 24/7/365 team that responds to and protects against cybersecurity risks. Our collective cybersecurity staff consists of a group of employees and contractors located inside and outside the state of Texas with a wide range of specialized skills and experience, including through service in the United States military and federal agencies, cybersecurity-related certifications, membership and advisory and board positions with industry groups and non-profit organizations focused on cybersecurity, and training in the cyber defense tools and methods we deploy, as well as various higher education degrees related to cybersecurity.

Governance

Cybersecurity risk is considered a significant corporate risk by management. Our technology security team provides our management with a weekly cyber update that discusses cybersecurity threats impacting Oncor. Management of our cybersecurity risks begins at the individual employee level, with each employee having responsibility for operating in a cyber safe manner, and flows up to our board of directors, which has overall oversight over Oncor’s corporate risk management efforts. The board of directors has delegated its risk management oversight to the Audit Committee, whose charter provides that it is responsible for discussing with management our major risk exposure, and the steps management takes to monitor and control such exposure, including our risk assessment and risk management process, guidelines, policies and practices.

Our senior leadership team, which includes Mr. Austin and Ms. Hodges, has established a risk management framework to actively manage, mitigate and report on the various risks faced by Oncor. Pursuant to that framework, as frequently as necessary, but not less than quarterly, our chief risk officer, members of our senior leadership team and additional members of management meet to review and assess various operational, functional, legal and other types of risks facing the company, including risks related to cybersecurity. Discussions at these risk management forums include mitigation strategies and actions to provide oversight and assign responsibility for ongoing treatment and monitoring each specific risk. Risk management information collected at these meetings is then distributed at least quarterly to the Audit Committee of our board of directors as well as our full board of directors. In addition, our chief risk officer reports on these risk management efforts, including risks related to cybersecurity, to the Audit Committee and/or the full board of directors at least quarterly. In addition, Mr. Austin and Ms. Hodges also provide separate written reports on cybersecurity risks and activities to both the Audit Committee and the full board of directors, with specific discussion time devoted to cybersecurity at the Audit Committee and/or the full board of directors at least quarterly.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2023, 80.25% of our membership interests were held by Oncor Holdings and 19.75% were held by Texas Transmission. For information on beneficial ownership of our membership interests, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” None of the membership interests are publicly traded, and none were issued by Oncor in 2023.

See Note 8 to Financial Statements for a description of cash capital contributions and distributions between us and our members.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and the notes to those statements as well as “Item 1A. Risk Factors.”

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Ring-Fencing Measures

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of Disinterested Directors. As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings. We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see “Items 1. and 2. Business and Properties—Ring-Fencing Measures.”

Significant Activities and Events

Base Rate Review (PUCT Docket No. 53601) — On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review proceeding. The base rate review test year was based on calendar year 2021 results with certain adjustments. We estimate that the final order resulted in an average increase over 2021 test year adjusted annualized revenue of 1.4%, and resulted in an aggregate annualized revenue increase over the 2021 test year of approximately $79 million. The final order set our authorized return on equity at 9.7%, a decrease from our prior authorized return on equity of 9.8%. As a result of certain rate base disallowances in the final order, in the first quarter of 2023, we recognized a charge against income for the effects of a $69 million ($54 million after-tax) write-off, consisting of a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating disallowances. New rates implementing the terms of the final order went into effect May 1, 2023. In September 2023, we filed an appeal in Travis County District Court requesting judicial review of certain of the rate base disallowances. On February 22, 2024, the court dismissed the appeal. We are currently evaluating whether to appeal that ruling. See “—Regulation and Rates—Matters with the PUCT” below for further discussion of our base rate review proceeding.

Capital Tracker Proceedings — See Note 2 to Financial Statements for a discussion of other significant PUCT matters, including applications for interim DCRF and TCOS rate updates.

State Legislation — See “—Regulation and Rates—State Legislation” below for a discussion of state legislation enacted into law in 2023 that we believe could significantly impact our business, financial condition, and results of operations, including legislation expected to decrease regulatory lag on recovery of certain distribution-related investments, legislation providing greater regulatory certainty on recovery of certain employee compensation and benefit expenses, and legislation permitting utilities to file plans to enhance the resiliency of their transmission and distribution systems, and providing cost recovery mechanisms for such plans.

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

Regulation, Rates and Cost Recovery

The rates we charge for our electricity delivery services are set pursuant to tariffs approved by the PUCT and certain cities and, in the case of transmission service related to limited interconnections to other markets, the FERC. Our rates are subject to regulatory rate-setting processes and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated historical test year, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT in a base rate review will judge all of our costs, including invested capital and costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. For example, the charge against income for the effects of a $69 million ($54 million after-tax) write-off that we recorded in the first quarter of 2023 was due to certain rate base disallowances in our most recent comprehensive base rate review proceeding. The approved levels of recovery could be significantly less than our requested levels, and the approved timing for recovery of regulatory assets could differ from our proposed timelines. There can also be no assurance that the PUCT will approve any other items requested by us in any rate proceeding. For instance, in our most recent comprehensive base rate review, we did not receive our requested capital structure and return on equity. In addition, there is also no assurance that the historical test year regulatory process in which rates are determined will result in rates that will produce full recovery of our actual post-test year costs and/or the full return on invested capital allowed by the PUCT, particularly during periods of increased capital spending, high inflation or increases in general interest rates resulting in increased costs incurred by us relative to our most recent base rate review.

We are required by PUCT rules to file a comprehensive base rate review within four years of the last order in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that deadline. Pursuant to these rules, our next comprehensive base rate review is required to be filed by June 2027. The PUCT issued an order in our most recent comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect in May 2023. See “—Regulation and Rates—Matters with the PUCT” for additional discussion on the base rate review.

In between base rate reviews, we are eligible to file interim DCRF and TCOS rate adjustment applications that help shorten the regulatory lag associated with recovery of transmission and distribution investments through regulated rates. These capital trackers allow us to recover, subject to reconciliation, the cost of certain transmission and distribution investments before the investments are considered for prudency in a base rate review. In June 2023, legislation was enacted by the Texas Legislature that increased the number of interim DCRF rate adjustment applications that may be filed by utilities in a single year for certain distribution-related investments from one application to up to two applications per year. Also, under PUCT rules, we can file up to two interim TCOS rate adjustment applications in a calendar year to reflect changes in our invested transmission capital. These interim rate applications are subject to a regulatory proceeding and PUCT approval. Investments included in these capital trackers are also subject to prudence review by the PUCT in the next base rate review following such adjustments, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included in an interim rate adjustment.

Capital tracker rate adjustment applications include related updates of billing units arising from changes in customer growth and demand, whether positive or negative. Distribution billing units reflect the electricity demand or delivery volumes of our distribution end-use customers and transmission billing units reflect certain changes in average ERCOT-wide peak electricity demand. Regardless of whether a DCRF or TCOS capital tracker is filed, billing unit changes will result in a variation of transmission and distribution base revenues and such changes in annual billing units could mitigate the need to file capital tracker applications. For instance, we anticipate that increased transmission billing units in 2024 as a result of the significant peak load growth in ERCOT during 2023 will result in increased transmission revenues and mitigate the need to file at least one of the two interim TCOS rate adjustment applications we are eligible to file in 2024.

The rate-setting and cost-recovery process is intended to provide revenues to recover the cost of providing electricity delivery service and a return on and recovery of our investment in rate base assets. As a result, management closely monitors our regulatory rate base and the capital expenditure budget which historically has increased our rate base. Our capital expenditure projections through 2028 are largely tied to the expected population growth in our service territory and related increases in residential, commercial and industrial premises, as well as generation interconnections and measures to maintain reliability on the system. The amounts we earn, particularly with respect to retail delivery services, are heavily impacted by the amount of electricity we deliver. Management monitors various drivers that could impact electricity consumption or demand on our system. Such drivers include weather (discussed in more detail below), population and business growth, ERCOT electricity demand growth, number of end use customers, and average customer usage and demand. In recent years Texas has seen increasing population and business growth, and we have experienced an increase in electricity consumption as a result. During 2023, the number of premises (electric points of delivery) increased by 1.9%. We expect the growth in the communities we serve to continue as Texas business and residential growth continues.

Except in certain instances, we are required to file an earnings report annually with the PUCT that includes our estimated regulatory rate base at the end of the previous calendar year. Our regulatory rate base as reported in these filings as of December 31, 2022 and 2021 was $20.7 billion and $18.9 billion, respectively. As calculated on a similar basis, our estimated regulatory rate base at December 31, 2023 was $23.1 billion. The incremental investments included in any calculation of regulatory rate base since the test year in our last base rate review (which test year was 2021 in our most recent base rate review) are subject to PUCT review in our next base rate review.

In addition to rate regulation and earnings oversight as discussed above, our business is subject to numerous other complex governmental regulations and legislation, which has materially impacted our business in the past and could materially impact our business in the future. In addition, public perception regarding us, our industry and our business priorities could influence regulations, administrative actions and legislation. See “Item 1A. Risk Factors—Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, our business and results of operations.” and “Item 1A. Risk Factors—We are subject to various mandatory regulatory standards and requirements, including with respect to service quality, reliability, and weatherization of facilities. Efforts to comply with those standards could subject us to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.”

See “—Regulation and Rates” below for further information on legislative and regulatory matters.

Weather

Weather is a significant driver of distribution base revenues, as increased cooling and heating needs generally result in higher electricity consumption. As a result, management closely monitors weather and its potential impact on our financial performance. The exact amount of revenue variation due to weather is difficult to measure due to other electricity usage drivers that contribute to revenues. With continued growth in our transmission and distribution system and unusual weather patterns, including those that may be impacted as a result of climate change and other factors, we cannot predict how much the variation to our distribution base revenues due to weather could be in the future. See “—Results of Operations” below for information on volumes of electricity delivered, heating and cooling degree days and a discussion of distribution base revenues and revenues contributing to earnings and “Item 1A. Risk Factors—Our revenues and results of operations are seasonal and significantly impacted by weather events and other electricity usage drivers.”

Significant storms and other emergency events that cause extensive damage on our system or affect electric capacity in the ERCOT market could result in unexpected challenges, including negative public perception, disruptions in our ability to provide electricity delivery services, regulatory and legislative actions, and increased maintenance expenses or capital expenditures. See “Item 1A. Risk Factors—Severe weather, natural disasters, wildfires and other emergency events could adversely impact us” and “Item 1A. Risk Factors—Effects of climate change, including natural disasters, severe weather and other related phenomena, and regulatory and legislative developments related to climate change, including mandatory reporting requirements, may have a material adverse effect on our business, financial condition, results of operations and cash flows” for discussion of the impact of significant storms on our business. Storm related costs are generally recorded as a regulatory asset and our ability to recover any amounts included in those regulatory assets in rates as well as the time period for such recovery is subject to PUCT review and approval.

Capital Availability and Cost

Our business is capital intensive and we expect to rely on access to financial markets as a significant source of funding. Our access to the capital, credit, or commercial paper markets and cost of any such debt could be directly affected by our credit ratings and financial market conditions. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently higher than those of Sempra. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could change. We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements. See “Item 1A. Risk Factors—Adverse actions with respect to our credit ratings could negatively affect our cost of debt and our ability to access capital” and “Item 1A. Risk Factors—In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.”

In addition, we may be unable to recover in rates some or all of the costs of any such debt financing if they exceed our cost of debt approved by the PUCT in our most recent base rate review or subsequent base rate reviews, which could adversely affect our earnings and cash flows. In 2023, we saw increased borrowing costs due primarily to increases in debt outstanding and to increases in general interest rates. The PUCT-approved cost of debt of 4.39% in our most recent comprehensive base rate review, which was based on a 2021 test year, is reflected in our current base rates and is lower than our actual average cost of debt for the 2023 fiscal year. We do not anticipate a change in our PUCT-approved cost of debt prior to a subsequent base rate review proceeding.

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

Accounting for the Effects of Certain Types of Regulation

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

Accounting for the Effects of Income Taxes

Our tax sharing agreement with Oncor Holdings, STH and Texas Transmission provides for the calculation of amounts related to income taxes for each of Oncor Holdings and Oncor substantially as if these entities were taxed as corporations and requires payments to the members determined on that basis (without duplication for any income taxes paid by a subsidiary of Oncor Holdings).

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

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement, as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our income tax returns, as well as the STH Texas margin tax returns in which we are consolidated filers, are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination. There were no significant changes in estimates or assumptions in the accounting for the effects of income taxes during 2023.

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

For our annual goodwill impairment testing, we generally have the option to directly perform a quantitative assessment or first make a qualitative assessment of whether it is more likely than not that our estimated enterprise fair value is less than our enterprise carrying value before applying the quantitative assessment. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and our overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our estimated enterprise fair value is less than our enterprise carrying book value, then we perform a quantitative assessment. If, after performing the quantitative assessment, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of enterprise carrying book value over estimated enterprise fair value, not to exceed the carrying amount of goodwill.

For our annual goodwill impairment testing as of October 1, 2023, we elected to make a qualitative assessment of whether it is more likely than not that our estimated enterprise fair value is less than our enterprise carrying value. We concluded that our estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no quantitative assessment for impairment was required and no impairment was recognized in 2023. For our annual goodwill impairment testing as of October 1, 2022, we elected to perform a quantitative assessment. We estimated our enterprise fair value by weighting results from a market-based approach and an income-based approach. Key assumptions in the valuation methodologies for goodwill included terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on our analysis, we determined that our estimated enterprise fair value was in excess of our enterprise carrying book value, indicating none of our goodwill was impaired and no impairment was recognized in 2022.

Goodwill totaling $4.740 billion was reported on our balance sheet at each of December 31, 2023 and 2022.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of our former affiliates whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of the Texas electric market in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 9 to Financial Statements. We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Accordingly, we recognize (principally as a regulatory asset or property) additional recoverable pension and OPEB costs consistent with PURA. Net regulatory assets related to our pension and OPEB costs decreased $55 million during 2023. Amounts deferred are ultimately subject to regulatory approval.

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

RESULTS OF OPERATIONS

Operating Data

	Years Ended December 31,
	2023	2022	2021
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	47,112	49,648	44,059
Commercial, industrial, small business and other	109,365	99,612	90,998
Total electric energy volumes	156,477	149,260	135,057
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	70.0	75.0	78.5
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.0	1.2	1.3
Customer Average Interruption Duration Index (CAIDI) (non-storm)	70.7	63.5	61.8
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,969	3,896	3,832
Residential system weighted weather data (b):
Cooling degree days	2,268	2,204	1,636
Heating degree days	608	971	723

	Years Ended December 31,
	2023	2022	2021
Operating revenues:
Revenues contributing to earnings:
Distribution base revenues (c)	$2,628	$2,447	$2,217
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	959	944	879
Billed to REPs serving Oncor distribution customers, through TCRF	539	528	479
Total transmission base revenues	1,498	1,472	1,358
Other miscellaneous revenues	109	112	104
Total revenues contributing to earnings	4,235	4,031	3,679

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,291	1,162	1,039
EECRF and other revenues	60	50	46
Total revenues collected for pass-through expenses	1,351	1,212	1,085
Total operating revenues	$5,586	$5,243	$4,764

________________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a twelve-month period. SAIFI is the average number of electric service interruptions per consumer in a twelve-month period. CAIDI is the average duration in minutes per electric service interruption in a twelve-month period. In each case, our non-storm reliability performance reflects electric service interruptions of one minute or more per customer. Each of these results excludes outages during significant storm events.

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

Financial Results ─ Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total operating revenues increased $343 million, or 7%, to $5.586 billion in 2023. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $204 million to $4.235 billion in 2023. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $181 million to $2.628 billion in 2023. The increase in distribution base revenues primarily reflects:

o$105 million increase due to a higher distribution-related revenue component in the new base rates implemented May 1, 2023,

o$59 million increase due to updated interim DCRF rates implemented in 2023 to reflect increases in invested capital, and

o$39 million increase due to growth in points of delivery,

Partially offset by

o$24 million decrease due to lower consumption attributable primarily to milder weather.

Distribution base rates are set periodically in a base rate review docket initiated by either us or the PUCT, and effective May 1, 2023, new base rates implementing the final order in PUCT Docket No. 53601 went into effect. PUCT rules allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per year between comprehensive base rate reviews to recover distribution investments.

See the Interim DCRF Filings Table below for a listing of recent interim DCRF rate adjustment applications impacting revenues for 2023 and 2022, as well as filings anticipated to impact revenues for the year ending December 31, 2024.

Interim DCRF Filings Table

PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
55525	June 2023 (b)	September 2023	December 2023	$53
55190	December 2022 (c)	June 2023	September 2023	$153
51996	December 2020 (d)	April 2021	September 2021	$88

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects distribution capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

(c)Reflects distribution capital investments generally put into service during the period from January 1, 2022 through December 31, 2022.

(d)Reflects distribution capital investments generally put into service during the period from January 1, 2020 through December 31, 2020.

•An Increase in Transmission Base Revenues — TCOS revenues increased $26 million to $1.498 billion in 2023. The increase in TCOS revenues primarily reflects:

o$60 million increase due to increases in transmission billing units as a result of certain increases in average ERCOT peak-demand, and

o$13 million increase due to updated interim TCOS rates implemented in 2023 to reflect increases in invested capital,

partially offset by

o$ 45 million in lower revenues primarily due to the effects of a lower transmission-related revenue component included in the new base rates implemented May 1, 2023.

TCOS revenues are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. PUCT rules allow utilities to file up to two interim TCOS rate adjustment applications in a calendar year to reflect changes in their invested transmission capital.

Transmission billing units are updated to reflect certain changes in average ERCOT-wide peak electricity demand. We anticipate that increases in annual transmission billing units applicable in 2024 will mitigate the need to file at least one of the two interim TCOS rate adjustment applications that we are eligible to file in 2024.

See the Interim TCOS Filings Table below for a listing of recent interim TCOS filings impacting revenues for 2023 and 2022, as well as filings anticipated to impact revenues for the year ending December 31, 2024.

Interim TCOS Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)	Third-Party Wholesale Transmission Revenue Impact	Included in TCRF Revenue Impact
55282	June 2023 (b)	July 2023	September 2023	$42	$27	$15
53145	December 2021 (c)	January 2022	March 2022	$27	$17	$10
52352	June 2021 (d)	July 2021	September 2021	$48	$31	$17

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects transmission capital investments generally put into service during the period from January 1, 2022 through June 30, 2023.

(c)Reflects transmission capital investments generally put into service during the period from July 1, 2021 through December 31, 2021.

(d)Reflects transmission capital investments generally put into service during the period from January 1, 2021 through June 30, 2021.

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $3 million to $109 million in 2023. The decrease was primarily due to a $7 million decrease in the annual energy efficiency program performance bonus approved in 2023 compared to 2022, offset by higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid, provided in connection with our electricity delivery services pursuant to our tariffs.

Revenues collected for pass-through expenses increased $139 million to $1.351 billion in 2023. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $129 million to $1.291 billion in 2023 due to an increase in TCRF Third-Party provider billings.

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

See the TCRF Filings Table below for a listing of recent TCRF filings impacting revenues for 2023 and 2022, as well as filings anticipated to impact revenues for the year ending December 31, 2024.

TCRF Filings Table

PUCT Docket No.	Filed	Effective	Billing Impact for Period Effective Increase (Decrease)
55928	November 2023	March 2024 – August 2024	$(129)
55075	May 2023	September 2023 – February 2024	$232
54388	November 2022 / April 2023	March 2023 – August 2023 (a)	$(156)
53675	May 2022	September 2022 – February 2023	$154
52898	November 2021	March 2022 – August 2022	$(61)
52175	May 2021	September 2021 – February 2022	$149

____________

(a)The TCRF effective March 1, 2023 in Docket No. 54388 was updated as a result of Oncor’s comprehensive base rate review (PUCT Docket No. 53601 and Compliance Docket No. 54817) on May 1, 2023. The base rate case update included a reduction of the revenue requirement to be collected over the six-month period beginning March 2023.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $10 million to $60 million in 2023. The increase was primarily due to higher EECRF revenues to cover higher energy efficiency program expenses and higher rate case expense rider revenues to cover deferred rate case expense amortization. These revenues were generally offset in operation and maintenance expense.

Other revenues include amounts collected through the rate case expense rider, a reconcilable rate designed to recover rate case expenses approved in our most recent comprehensive rate base review proceeding. EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year.

See the EECRF Filings Table below for a listing of recent EECRF filings impacting revenues for 2023 and 2022, as well as filings that will impact revenues for the year ending December 31, 2024.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	(Over)-/ Under- Recovery and Other
55074	May 2023	March 2024	$1.23	$49	$21	$2
53671	May 2022	March 2023	$1.23	$52	$28	$3
52178	May 2021	March 2022	$1.27	$49	$31	$3
50886	May 2020	March 2021	$1.03	$53	$14	$(2)

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $129 million to $1.291 billion in 2023. The increase was due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a reconcilable expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $95 million to $1.150 billion in 2023. The increase was primarily due to $56 million in higher regulatory assets amortization (including $4 million related to amortization of expenses incurred for our most recent comprehensive base rate review), a $32 million increase in the accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect on May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review), $11 million in higher labor and contractor related costs and $5 million in higher energy efficiency program expenses, partially offset by $8 million in lower vegetation management costs. We expect to continue to experience higher operation and maintenance expenses, including amounts related to labor and contractor costs.

Depreciation and amortization increased $74 million to $978 million in 2023. The increase was primarily attributable to ongoing investments in property, plant and equipment and higher depreciation and amortization rates as a result of implementing the final order in PUCT Docket No. 53601 in 2023.

Provision in lieu of income taxes netted to $177 million (including an $8 million benefit related to non-operating income) in 2023 compared to $191 million (including a $10 million benefit related to non-operating income) in 2022. The decrease is primarily due to the decrease in net income driven in part by the tax benefits associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 17.0% and 17.4% for 2023 and 2022, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017 and the research and development credits resulting from filing amended federal income tax returns for 2019 through 2021, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes decreased $9 million to $552 million in 2023. The decrease was primarily due to lower property taxes attributable to lower property tax rates enacted by the Texas Legislature in 2023, partially offset by increases in local franchise taxes payable by us to municipalities.

Other (income) and deductions - net was $51 million favorable in 2023 compared to 2022. The variance was primarily due to $24 million in lower reconcilable employee retirement benefit expense, which was offset in operating revenues, a $15 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense and $14 million higher AFUDC – equity income.

Interest expense and related charges increased $91 million to $536 million in 2023. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

Write-off of rate base disallowances was recorded in the amount of $69 million in the first quarter of 2023, as a result of the final order issued by the PUCT in April 2023 in our comprehensive base rate review, which excluded from rate base certain employee benefit and compensation related costs. The write-off includes a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating disallowances related to these disallowed employee benefit and compensation related costs. See Note 2 to Financial Statements for more information.

Net income decreased $41 million to $864 million in 2023. The decrease was driven by:

•higher costs associated with increases in invested capital (primarily borrowing costs and depreciation),

•higher operation and maintenance expense, and

•the write-off of rate base disallowances recorded in the first quarter of 2023 resulting from the PUCT’s final order in our comprehensive base rate review,

partially offset by

•higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oincreases in transmission billing units as a result of certain increases in average ERCOT peak demand,

othe new base rates implemented May 1, 2023, and

ocustomer growth.

OTHER COMPREHENSIVE (LOSS) INCOME

During the first quarter of 2023, we reclassified $20 million related to certain employee retirement liabilities previously recorded in regulatory assets to other comprehensive income, as a result of the final order in our comprehensive base rate review disallowing rate recovery of those costs.

In November 2023, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of ten-year senior secured notes. The hedges were terminated in November 2023 upon the issuance of our 5.65% Senior Secured Notes due November 15, 2033, and a $4 million ($3 million after-tax) loss was reported in other comprehensive income. We expect approximately $3 million of the amount reported in accumulated other comprehensive loss at December 31, 2023 related to the November 2023 interest rate hedges, as well as interest rate hedges from prior years, to be reclassified into net income as an increase to interest expense within the next 12 months.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Operating Activities — The following items contributed to sources (uses) of cash related to operating activities:

Years Ended December 31,
2023 compare to 2022
Change in over/under collected regulated revenues	$(119)
Change in self-insurance reserve, primarily storm related	(34)
Higher payments for third-party wholesale transmission services	(31)
Change in working capital accounts	(13)
Lower pension plans and OPEB Plans contributions	12
Change in net income, adjusted for noncash items included in earnings	184
Others	(66)
$(67)

Depreciation and amortization expenses reported in operating activities in the statements of consolidated cash flows were $139 million and $81 million more than the amounts reported in the statements of consolidated income in 2023 and 2022, respectively. The differences are due to certain regulatory asset amortization being reported as operation and maintenance expense in the statements of consolidated income in accordance with GAAP.

Financing Activities — The following items contributed to sources (uses) of cash related to financing activities:

Years Ended December 31,
2023 compare to 2022
Higher net borrowings	$968
Higher capital contributions from members	27
Higher capital distributions to members	(127)
$868

Investing Activities — The following items contributed to sources (uses) of cash related to investing activities:

Years Ended December 31,
2023 compare to 2022
Higher capital expenditures	$(778)
Lower proceeds from sales of non-utility properties and other	(14)
$(792)

Long-Term Debt-Related Activities in 2023

Our long-term debt at December 31, 2023 totaled an aggregate principal amount of $13.445 billion, consisting of fixed rate senior secured notes. See Note 6 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Long-term debt activity in 2023 consisted of senior secured notes issuances, AR Facility borrowings and repayments, and term loan credit agreement borrowings and repayments, each as discussed in more detail below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes in 2023:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
5.50% Senior Notes, Series C, due May 1, 2026 (a)	March 29, 2023	$200
5.34% Senior Notes, Series D, due May 1, 2031 (a)	March 29, 2023	72
5.45% Senior Notes, Series E, due May 1, 2036 (a)	March 29, 2023	80
5.34% Senior Notes, Series D, due May 1, 2031 (a)	April 26, 2023	28
5.45% Senior Notes, Series E, due May 1, 2036 (a)	April 26, 2023	20
4.30% Senior Notes due May 15, 2028 (b)	May 11, 2023	600
4.95% Senior Notes due September 15, 2052 (b)	May 11, 2023	400
5.65% Senior Notes due November 15, 2033 (b)	November 13, 2023	800
Total senior secured notes issued in 2023		$2,200

____________

(a)Issued under a note purchase agreement entered into on March 29, 2023 (March 2023 NPA) with the purchasers named therein.

(b)Issued under an existing indenture.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2023, the amount of available bond credits was $2.585 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $4.928 billion. See Note 6 to Financial Statements for a listing of all of our fixed rate senior notes secured by the Deed of Trust.

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

At December 31, 2023, the borrowing base for the AR Facility was $500 million and no borrowings were outstanding under the AR Facility.

The following table summarizes the borrowings and repayments under our AR Facility from its April 28, 2023 inception date through December 31, 2023:

Amounts
Aggregate borrowings (a)	$600
Aggregate repayments	(600)
Balance at December 31, 2023	$-

____________

(a)Borrowings under the AR Facility bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus an adjustment of 0.10% (the SOFR Adjustment). Receivables LLC also pays a used and unused fee in connection with the AR Facility.

Term Loan Credit Agreement Activity — The following tables summarize the borrowings under, and repayments of, unsecured term loan credit agreements in 2023:

Term Loan Credit Agreement Borrowings	Borrowing Dates	Principal Amounts Borrowed
Term Loan Credit Agreement due February 28, 2024 (a)	January 27, 2023	$500
	February 27, 2023	125
		625

Term Loan Credit Agreement due April 30, 2024 (b)	March 23, 2023	150

Total term loan credit agreement borrowings in 2023		$775

Term Loan Credit Agreement Repayments	Repayment Dates	Principal Amounts Repaid
Term Loan Credit Agreement due August 30, 2023 (c)	January 9, 2023	$100
Term Loan Credit Agreement due February 28, 2024 (a)	May 11, 2023	625
Term Loan Credit Agreement due April 30, 2024 (b)	May 11, 2023	150
Total term loan credit agreement borrowings repaid in 2023		$875

____________

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

(c)Borrowings under this unsecured term loan credit agreement, which was entered into July 6, 2022 (July 2022 Term Loan Credit Agreement), bore interest at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period as of a specified date, plus the SOFR Adjustment plus a spread of 0.60%.

Long-Term Debt-Related Activities in 2024

Subsequent Borrowings under AR Facility

On January 30, 2024, we borrowed $300 million aggregate principal amount under the AR Facility.

$500M Credit Facility

On February 21, 2024, we entered into our new unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 6 to Financial Statements for more information on the $500M Credit Facility.

On February 23, 2024, we submitted an irrevocable borrowing request under the $500M Credit Facility for a $220 million borrowing to be made on February 28, 2024. We intend to use the proceeds from the borrowing for general corporate purposes, including to repay outstanding CP Notes. Following the borrowing, $280 million will be available for future borrowings under the $500M Credit Facility.

Short-Term Debt-Related Activities in 2023

Our unsecured revolving $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of November 9, 2028. We have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives.

We have also established a CP Program, under which we may issue unsecured CP Notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion and with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt. The CP Program obtains liquidity support from the $2B Credit Facility. As a result, the aggregate principal amount outstanding under both the CP Program and the $2B Credit Facility cannot exceed $2.0 billion.

As of December 31, 2023 and December 31, 2022, we had $282 million and $198 million of CP Notes outstanding, respectively. The weighted average interest rate for CP Notes was 5.54% and 4.58% at December 31, 2023 and December 31, 2022, respectively. All outstanding CP Notes at December 31, 2023 and December 31, 2022 had maturity dates of less than one year.

See Note 5 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditures budget of approximately $4.5 billion for 2024. We currently contemplate that our aggregate capital expenditures plan over the five-year period 2024-2028 will total approximately $24.2 billion, plus additional amounts attributable to capital expenditures associated with system resiliency plans pursuant to Texas House Bill 2555 and related rules promulgated by the PUCT. System resiliency plans are required to cover a minimum three-year period, and we currently target filing our first three-year system resiliency plan with the PUCT in the first half of 2024. Texas House Bill 2555 contemplates that the PUCT will review and approve, modify, or deny a filed plan within 180 days. See “— Regulation and Rates—State Legislation” below for more information on Texas House Bill 2555.

The increase in our five-year capital plan compared to our prior five-year capital plan is due primarily to continued projected growth and expansion of our system, particularly on the transmission side of our business as a result of the large volume of customer interconnection requests and generator interconnection requests that we have received through 2023 and expect to continue to receive. The increase is also partially driven by price increases of materials due to tightening supply chains. We anticipate cost increases related to materials to continue over time due to constrained supply and increasing demand. Our increased capital plan also reflects continued anticipated cost increases relating to labor and contractor costs. In addition, we also anticipate significant potential capital investment opportunities incremental to our five-year capital plan may be available as a result of continued growth in ERCOT, particularly on the transmission side of our business due to increased customer demand, and additional distribution-related reliability and resiliency needs.

Long-Term Debt Maturities and Interest — As of December 31, 2023, our obligations related to long-term debt and related interest payments are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Principal amounts	$500	$974	$238	$-	$1,250	$10,483	$13,445
Interest payments	571	556	537	533	514	5,945	8,656
Total	$1,071	$1,530	$775	$533	$1,764	$16,428	$22,101

See Note 6 to Financial Statements for more information regarding long-term debt.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $91 million and $23 million, respectively, in 2024 and approximately $549 million and $135 million, respectively, in the five-year period 2024 to 2028. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. In 2023, we made cash contributions to the pension plans and OPEB Plans of $5 million and $24 million, respectively. See Note 9 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 7 to Financial Statements for information regarding leases. As of December 31, 2023, our purchase obligations under outsourcing agreements total $142 million in the five-year period from 2024 to 2028. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.”

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes and borrow under our Credit Facilities and AR Facility. The following table summarizes available liquidity at December 31, 2023 and 2022:

	At December 31,		Increase
	2023	2022	(Decrease)
Cash and cash equivalents	$19	$10	$9
Available unused credit under the $2B Credit Facility and CP Program	1,718	1,802	(84)
Available borrowing capacity under AR Facility (a)	500	-	500
Available liquidity – Total (b)	$2,237	$1,812	$425

____________

(a)On January 30, 2024, we borrowed $300 million aggregate principal amount under the AR Facility.

(b)On February 21, 2024, we entered into our new $500M Credit Facility. On February 23, 2024, we submitted an irrevocable borrowing request under the $500M Credit Facility for a $220 million borrowing to be made on February 28, 2024.

We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under our existing Credit Facilities, the CP Program and the AR Facility to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member capital contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, or our Credit Facilities, CP Program and AR Facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates. See “Item 1A. Risk Factors—Market volatility may impact our business and financial condition in ways that we currently cannot predict.”

Capitalization and Return on Equity

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

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. At December 31, 2023, our regulatory capitalization was 55.8% debt to 44.2% equity. Our authorized return on equity is 9.7%, which went into effect on May 1, 2023 in connection with the effectiveness of new base rates implementing the terms of the PUCT’s final order in PUCT Docket No. 53601. Prior to May 1, 2023, our authorized return on equity was 9.8%. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

Our GAAP capitalization ratios were 48.3% debt to 51.7% equity and 45.3% debt to 54.7% equity at December 31, 2023 and 2022, respectively.

Member Contributions and Distributions

Contributions — On February 16, 2024, we received cash capital contributions from our members totaling $240 million. During 2023, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 13, 2023	$106
April 27, 2023	$115
July 27, 2023	$115
October 26, 2023	$116

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At December 31, 2023, we had $714 million available to distribute to our members.

On February 14, 2024, our board of directors declared a cash distribution of $125 million, which was paid to our members on February 15, 2024. During 2023, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2023	February 15, 2023	$106
April 25, 2023	April 26, 2023	$149
July 25, 2023	July 26, 2023	$149
October 24, 2023	October 25, 2023	$148

Credit Rating Provisions and Material Debt Covenants

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of our Credit Facilities (as discussed below). In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent comprehensive base rate review or subsequent base rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Presented below are the credit ratings assigned for our debt securities at February 27, 2024.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial, and Cross-Default Covenants — Each of our Credit Facilities contains terms pursuant to which the interest rates and commitment fee charged under the agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings and the commitment fees on undrawn amounts under our Credit Facilities and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. Based on our current debt ratings as of February 27, 2024, under each Credit Facility the commitment fee will be 0.10% and the applicable margin for SOFR-based borrowings would be 1.00% and alternate base rate borrowings would be 0.00%. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 5 to Financial Statements for additional information regarding our each of our Credit Facilities and CP Program.

The $2B Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The $2B Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics. Based on our 2023 performance on those two sustainability-linked pricing metrics in 2023, in which we met the employee health and safety target, but due to supply chain constraints were unable to meet the environmental threshold objective of securing a certain number of lower-emissions bucket trucks, we anticipate an increase to the applicable margin and commitment fee during 2024 of +.005% and +.025%, respectively. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

Our Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR Facility and the March 2023 NPA is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At December 31, 2023, we were in compliance with this covenant and all other covenants under the $2B Credit Facility, AR Facility, and note purchase agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facilities, May 2019 NPA and the AR Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated or, in the case of the May 2019 NPA, may cause the notes issued thereunder to be declared due and payable.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements, would permit the holders of our secured debt under the indentures or the note purchase agreements to exercise their remedies under the Deed of Trust.

Guarantees

At December 31, 2023, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for a discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

Base Rate Review (PUCT Docket No. 53601) — On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect on May 1, 2023. The base rate review test year was based on calendar year 2021 results with certain adjustments. We estimate that the final order results in an average increase over 2021 test year adjusted annualized revenue of 1.4%, and would result in an aggregate annualized revenue increase over the 2021 test year of approximately $79 million. Key findings made by the PUCT in the final order include setting our authorized return on equity at 9.7% (a decrease from our prior authorized return on equity of 9.8%), maintaining our regulatory capital structure at 57.5% debt to 42.5% equity, approving our requested regulatory asset amortization period of five years, changing depreciation rates and lives of certain depreciable assets, and approving our requested increase for our annual self-insurance reserve accrual primarily associated with storm related costs. In addition, the final order excluded from rates an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain employee benefit and compensation related costs that we had previously capitalized during the period of 2017 through 2021. As a result, we recognized a $69 million ($54 million after-tax) write-off in the three months ended March 31, 2023 for the effects of that disallowance, including an additional charge against income due to certain similar employee benefit and compensation related costs that were capitalized during 2022.

On June 30, 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. On September 22, 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the disallowed 2019 acquisition premium and its associated amortization costs as well as certain of the disallowed employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. On February 22, 2024, the court dismissed the appeal for lack of jurisdiction. We are currently evaluating whether to appeal that ruling.

Capital Trackers— See Note 2 to Financial Statements for a discussion of interim DCRF and TCOS rate adjustment applications.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year and during special sessions called by the Governor of Texas. The Texas Legislature convened its regular session in January 2023, which concluded May 29, 2023, and in 2023 the Governor of Texas called four special sessions following the end of the regular session.

During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

In 2023, the Texas Legislature passed various legislation impacting the electric industry, including the following bills that have now been enacted into law that we anticipate could have a significant impact on our business, financial condition, and results of operations, particularly through reduction of regulatory lag and increased regulatory certainty regarding recovery of certain costs:

•Senate Bill 1015 allows utilities to file up to two interim DCRF rate update applications each year at any time during the year (with certain exceptions if a base rate proceeding is pending) and shortens the administrative process for the proceedings to 60 days, which deadline the PUCT may extend by up to an additional 15 days. Prior to this legislation taking effect, utilities were only permitted to file one DCRF application per year, and were required to make that filing during the first eight days of April (unless otherwise extended by the PUCT). In addition, utilities were previously not permitted to file an interim DCRF rate update application during, or within a certain number of days before, a base rate proceeding. The legislation permits filing an application during a base rate proceeding, provided that filing is made at least 185 days after the commencement of the base rate proceeding. As a result of Senate Bill 1015, we were able to file two interim DCRF rate update applications during 2023. See “—Results of Operations—Financial Results—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022—Interim DCRF Filings Table” for more information on the interim DCRF rate update applications filed in 2023.

•Senate Bill 1016 creates a presumption that employee compensation and benefit costs (other than pension, OPEBs, or certain incentive compensation for officers) are reasonable and necessary if the costs are consistent with market compensation studies issued within three years of the rate proceeding.

•House Bill 2555 authorizes an electric utility, following rulemaking proceedings by the PUCT, to file for approval of a plan to increase the resiliency of its transmission and distribution system and provides recovery options for certain of those costs, including through deferral to regulatory assets. The bill requires that the PUCT finalize rules to implement the legislation, and the PUCT has opened a rulemaking proceeding for that purpose in PUCT Project No. 55250. The PUCT adopted rules to implement the legislation in January 2024 that, among other things, outline the required elements of a resiliency plan and details of the cost recovery options. Under the rules adopted by the PUCT, implementation of a resiliency plan is subject to review and approval by the PUCT. Utilities may also apply for a specific rider to recover certain resiliency-related costs in rates, or, upon approval of a plan, utilities may defer as a regulatory asset all or a portion of distribution-related resiliency costs, including depreciation expense and carrying costs of resiliency-related distribution capital and other distribution costs, with recovery of the regulatory asset through the interim DCRF rate adjustment mechanism or a base-rate proceeding. Implementation of a resiliency plan is subject to review and approval or modification of the specific plan by the PUCT. We are targeting filing a system resiliency plan for PUCT approval in the first half of 2024 and, upon approval of a plan, intend to defer as a regulatory asset distribution-related resiliency costs as permitted by the rules.

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

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and financial market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time, we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at December 31, 2023 or

December 31, 2022. For information on the interest rate hedges we entered into and terminated in November 2023, see Note 6 to Financial Statements.

At December 31, 2023, all of our long-term debt carried fixed interest rates. At December 31, 2022, all of our long-term debt, other than the July 2022 Term Loan Credit Agreement borrowings, carried fixed interest rates. The following table presents our long-term debt maturities and related information.

	Expected Maturity Date
	2024	2025	2026	2027	2028	There-after	2023 Total Carrying Amount	2023 Total Fair Value	2022 Total Carrying Amount	2022 Total Fair Value
	(dollars in millions and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$500	$974	$238	$-	$1,250	$10,483	$13,445	$12,798	$11,245	$10,398
Weighted average interest rate (b)	1.15%	2.00%	5.24%	-	3.99%	4.61%	4.25%	-	4.15%	-
Variable rate debt amount (a)(c)	$-	$-	$-	$-	$-	$-	$-	$-	$100	$100
Weighted average interest rate	-	-	-	-	-	-	-	-	(c)	-
Total Long-Term Debt	$500	$974	$238	$-	$1,250	$10,483	$13,445	$12,798	$11,345	$10,498

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

Borrowings of short-term debt under the Credit Facilities bear interest on a floating rate basis. At December 31, 2023 and December 31, 2022, there were no borrowings outstanding under the $2B Credit Facility. Borrowings under the AR Facility also bear interest on a floating rate basis. At December 31, 2023, no borrowings were outstanding under the AR Facility. On January 30, 2024, we borrowed $300 million aggregate principal amount under the AR Facility. On February 23, 2024, we submitted an irrevocable borrowing request under the $500M Credit Facility for a $220 million borrowing to be made on February 28, 2024.

At December 31, 2023, we had no floating rate debt outstanding. Based on the amount of floating rate debt outstanding as of December 31, 2022, a hypothetical 100 basis point change (up or down) in interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 5 and 6 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our distribution business customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At December 31, 2023 and December 31, 2022, we had accrued $7 million and $8 million, respectively, in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with accounts receivable totaled $958 million and $897 million at December 31, 2023 and December 31, 2022, respectively. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $14 million and $13 million at December 31, 2023 and December 31, 2022, respectively. The exposure at December 31, 2023 and December 31, 2022 includes accounts receivable from REPs totaling $640 million and $587 million, respectively, which are generally noninvestment grade, and from transmission customers totaling $157 million and $31 million at December 31, 2023 and December 31, 2022, respectively, which primarily include investment grade distribution companies, as well as cooperatives and municipally-owned utilities, which are generally considered low credit risk. The accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 22% and 20%, respectively, of our accounts receivable balance at December 31, 2023 and 23% and 20%, respectively, of our accounts receivable balance at December 31, 2022. No other customers during such periods represented 10% or more of the total accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts receivable from affiliates was zero at both December 31, 2023 and 2022.

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

•acts of sabotage, wars, terrorist activities, cybersecurity attacks, wildfires, fires, explosions, hazards customary to the industry, or other emergency events and the possibility that we may not have adequate insurance to cover losses or third-party liabilities related to any such event;

•actions by credit rating agencies;

•health epidemics and pandemics, including their impact on our business and the economy in general;

•interrupted or degraded service on key technology platforms, facilities failures, or equipment interruptions;

•economic conditions, including the impact of a recessionary environment, inflation, supply chain disruptions, competition for goods and services, service provider availability, and labor availability and cost;

•unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in the ERCOT region;

•ERCOT grid needs and ERCOT market conditions, including insufficient electric capacity within ERCOT or disruptions at power generation facilities that supply power within ERCOT;

•changes in business strategy, development plans or vendor relationships;

•changes in interest rates or rates of inflation;

•significant changes in operating expenses, liquidity needs and/or capital expenditures;

•inability of various counterparties to meet their financial and other obligations to us, including failure of counterparties to timely perform under agreements;

•general industry and ERCOT trends;

•significant decreases in demand or consumption of electricity delivered by us, including as a result of increased consumer use of third-party DER or other technologies;

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in assessing whether the regulatory assets are probable of future recovery and the regulatory liabilities properly reflect all expected amounts of refund to customers by considering factors such as changes in the regulatory environment and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

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

•We read relevant regulatory orders issued by the PUCT for the Company, applicable new legislation enacted in Texas, and other publicly available information to assess management’s judgments regarding the likelihood of recovery or refunds in future rates, including consideration of precedents of the PUCT’s treatment of similar costs under similar circumstances. We also evaluated this external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Company’s filings with the PUCT and the filings with the PUCT by intervenors and others that may impact regulatory assets and liabilities, for any evidence that might contradict management’s assertions.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2024

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Operating revenues (Note 3)	$5,586	$5,243	$4,764
Operating expenses:
Wholesale transmission service	1,291	1,162	1,039
Operation and maintenance (Note 10)	1,150	1,055	983
Depreciation and amortization	978	904	820
Provision in lieu of income taxes (Notes 1, 4 and 10)	185	201	165
Taxes other than amounts related to income taxes	552	561	555
Write-off of rate base disallowances (Note 2)	55	-	-
Total operating expenses	4,211	3,883	3,562
Operating income	1,375	1,360	1,202
Other (income) and deductions – net (Note 11)	(31)	20	31
Non-operating benefit in lieu of income taxes (Note 4)	(8)	(10)	(12)
Interest expense and related charges (Note 11)	536	445	413
Write-off of non-operating rate base disallowances (Note 2)	14	-	-
Net income	$864	$905	$770

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Net income	$864	$905	$770
Other comprehensive income (loss):
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $1, $1 and $1) (Notes 1 and 8)	3	2	3
Cash flow hedges – loss on settlement (net of tax benefit of $1, $0 and $0) (Notes 1, 6 and 8)	(3)	-	-
Defined benefit pension plans (Notes 8 and 9)	(18)	(33)	17
Total other comprehensive income (loss)	(18)	(31)	20
Comprehensive income	$846	$874	$790

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Cash flows – operating activities:
Net income	$864	$905	$770
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	1,117	985	901
Write-off of rate base disallowances (Note 2)	69	-	-
Provision in lieu of deferred income taxes – net	61	41	68
Other – net	(10)	(14)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(43)	(138)	37
Inventories	(137)	(32)	(27)
Accounts payable – trade	42	45	27
Regulatory assets – deferred revenues (Note 2)	1	120	(46)
Regulatory assets – self-insurance reserve (Note 2)	(232)	(198)	(118)
Other – assets	(22)	16	(9)
Other – liabilities	90	137	56
Cash provided by operating activities	1,800	1,867	1,658
Cash flows – financing activities:
Issuances and borrowings of long-term debt (excluding AR Facility) (Note 6)	2,975	3,950	2,090
Repayments of long-term debt (excluding AR Facility) (Note 6)	(875)	(2,732)	(1,290)
Borrowings under AR Facility (Note 6)	600	-	-
Repayments under AR Facility (Note 6)	(600)	-	-
Net change in short-term borrowings (Note 5)	84	(17)	145
Capital contributions from members (Note 8)	452	425	705
Distributions to members (Note 8)	(552)	(425)	(839)
Debt discount, financing and reacquisition costs – net	(46)	(31)	(9)
Cash provided by financing activities	2,038	1,170	802
Cash flows – investing activities:
Capital expenditures (Note 11)	(3,824)	(3,049)	(2,497)
Expenditures for third party in joint project	-	(2)	(67)
Reimbursement from third party in joint project	1	6	99
Proceeds from sales of non-utility properties	9	21	-
Other – net	29	31	32
Cash used in investing activities	(3,785)	(2,993)	(2,433)
Net change in cash, cash equivalents and restricted cash	53	44	27
Cash, cash equivalents and restricted cash – beginning balance	98	54	27
Cash, cash equivalents and restricted cash – ending balance	$151	$98	$54

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2023	2022
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$19	$10
Restricted cash, current (Note 1)	24	16
Accounts receivable – net (Note 11)	944	884
Amounts receivable from members related to income taxes (Note 10)	4	-
Materials and supplies inventories – at average cost	341	204
Prepayments and other current assets	101	109
Total current assets	1,433	1,223
Restricted cash, noncurrent (Note 1)	108	72
Investments and other property (Note 11)	158	137
Property, plant and equipment – net (Note 11)	28,057	25,203
Goodwill (Notes 1 and 11)	4,740	4,740
Regulatory assets (Note 2)	1,556	1,502
Right-of-use operating lease and other assets (Notes 3 and 7)	142	161
Total assets	$36,194	$33,038

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$282	$198
Long-term debt, current (Note 6)	-	100
Accounts payable – trade	600	536
Amounts payable to members related to income taxes (Note 10)	27	45
Accrued taxes other than amounts related to income	261	277
Accrued interest	117	97
Operating lease and other current liabilities (Note 7)	338	330
Total current liabilities	1,625	1,583
Long-term debt, noncurrent (Note 6)	13,294	11,128
Liability in lieu of deferred income taxes (Notes 1, 4 and 10)	2,320	2,182
Regulatory liabilities (Note 2)	3,000	3,014
Employee benefit plan obligations (Note 9)	1,442	1,394
Operating lease and other obligations (Notes 3 and 11)	305	275
Total liabilities	21,986	19,576
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account – number of units outstanding 2023 and 2022 – 635,000,000	14,388	13,624
Accumulated other comprehensive loss	(180)	(162)
Total membership interests	14,208	13,462
Total liabilities and membership interests	$36,194	$33,038

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Capital account:
Balance at beginning of period	$13,624	$12,719	$12,083
Net income	864	905	770
Capital contributions from members (Note 8)	452	425	705
Distributions to members (Note 8)	(552)	(425)	(839)
Balance at end of period (number of units outstanding: 2023, 2022 and 2021 – 635,000,000)	$14,388	$13,624	$12,719

AOCI, net of tax effects (Note 8):
Balance at beginning of period	$(162)	$(131)	$(151)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $1, $1 and $1) (Notes 1 and 8)	3	2	3
Cash flow hedges – loss on settlement (net of tax benefit of $1, $0 and $0) (Notes 1, 6 and 8)	(3)	-	-
Defined benefit pension plans (Notes 8 and 9)	(18)	(33)	17
Balance at end of period	$(180)	$(162)	$(131)

Total membership interests at end of period	$14,208	$13,462	$12,588

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

In March 2018, Sempra indirectly acquired Oncor Holdings in the Sempra Acquisition. That transaction was approved by the PUCT in the Sempra Order, which order outlines certain ring-fencing measures, governance mechanisms and restrictions that apply to Oncor Holdings and Oncor after the Sempra Acquisition. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. Our LLC Agreement requires PUCT approval of certain revisions to the agreement, including, among other things, revisions to our governance structure and other various ring-fencing measures.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our LLC Agreement require that the board of directors of Oncor consist of thirteen members, constituted as follows:

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

•two current or former officers of Oncor (each, an Oncor Officer Director).

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

Additional regulatory commitments, governance mechanisms and restrictions provided in the Sempra Order and our LLC Agreement to ring-fence Oncor from its owners include, among others:

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

•Neither Oncor nor Oncor Holdings will lend money to, borrow money from, or share credit facilities with, Sempra or any of its affiliates (other than Oncor subsidiaries), or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings; and

•There must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from its owners, including a requirement that dealings between Oncor, Oncor Holdings and their subsidiaries with Sempra, any of Sempra’s other affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, must be on an arm’s-length basis, limitations on affiliate transactions, separate recordkeeping requirements and a prohibition on Sempra or its affiliates or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings pledging Oncor assets or membership interests for any entity other than Oncor.

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

Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period. These estimates include, but are not limited to, the effects of regulation; recovery of long-lived assets; certain assumptions made in accounting for pension and OPEB; asset retirement obligations; income and other taxes; valuation of certain financial assets and liabilities; and accounting for contingencies. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Accounting for the Effects of Certain Types of Regulation

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

Interest Rate Derivatives, Hedge Accounting and Mark-to-Market Accounting

We are exposed to interest rates primarily as a result of our current and expected use of financing. We may, from time to time, utilize interest rate derivative instruments typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings. We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. Designating interest rate derivative instruments as cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that the future cash flows of interest payments may vary, and other criteria. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income (loss). Amounts remain in AOCI and are reclassified into net income as the interest expense on the related debt affects net income.

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

For our annual goodwill impairment testing, we generally have the option to directly perform a quantitative assessment or first make a qualitative assessment of whether it is more likely than not that our estimated enterprise fair value is less than our enterprise carrying value before applying the quantitative assessment. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and our overall financial performance. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that our estimated enterprise fair value is less than our enterprise carrying book value, then we perform a quantitative assessment. If, after performing the quantitative assessment, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of enterprise carrying book value over estimated enterprise fair value, not to exceed the carrying amount of goodwill.

For our annual goodwill impairment testing as of October 1, 2023, we elected to make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying value. We concluded that our estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no quantitative assessment for impairment was required and no impairment was recognized in 2023. For our annual goodwill impairment testing as of October 1, 2022, we elected to perform a quantitative assessment. We estimated our enterprise fair value by weighting results from a market-based approach and an income-based approach. Key assumptions in the valuation methodologies for goodwill included terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on our analysis, we determined that our estimated enterprise fair value was in excess of our enterprise carrying book value, indicating none of our goodwill was impaired and no impairment was recognized in 2022.

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2023 and 2022.

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

Allowance for Funds Used During Construction

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on eligible projects involving construction periods lasting greater than thirty days. The interest portion of capitalized AFUDC is accounted for as a reduction to interest expense and the equity portion of capitalized AFUDC is accounted for as other income. See Note 11 for detail of amounts reducing interest expense and increasing other income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the sum of such amounts reported on the Statements of Consolidated Cash Flows:

	At December 31,
	2023	2022
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$19	$10
Restricted cash, current (a)	24	16
Restricted cash, noncurrent (a)	108	72
Total cash, cash equivalents and restricted cash on the statements of consolidated cash flows	$151	$98

____________

(a)Restricted cash represents amounts deposited with Oncor for customer advances for construction that are subject to probable return in accordance with PUCT rules, ERCOT requirements or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in separate escrow accounts.

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

Accounting Standards Updates (ASU)

ASU 2023-07 Segment reporting (ASC 280)

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. A public entity that has a single reportable segment is also required to provide all the disclosures required by this ASU and all existing segment disclosures in ASC 280.

Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

ASU 2023-09 Improvements to Income Tax Disclosures (ASC 740)

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. This ASU also removed disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. This ASU may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. REGULATORY MATTERS

Rate Proceedings

Base Rate Review (PUCT Docket No. 53601)

On April 6, 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect on May 1, 2023. Key findings made by the PUCT in the final order include setting our authorized return on equity at 9.7% (a decrease from our prior authorized return on equity of 9.8%), maintaining our regulatory capital structure at 57.5% debt to 42.5% equity, approving our requested regulatory asset amortization period of five years, changing depreciation rates and lives of certain depreciable assets, and approving our requested increase for our annual self-insurance reserve accrual primarily associated with storm related costs. In addition, the final order excluded from rates an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as $65 million of certain employee benefit and compensation related costs that we had previously capitalized primarily to property, plant and equipment during the period of 2017 through 2021. As a result, we recognized a charge against income in the first quarter of 2023 for the effects of that $65 million disallowance, as well as an additional $4 million charge against income due to certain similar employee benefit and compensation related costs that were capitalized during 2022. The total $69 million ($54 million after-tax) write-off consisted of a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating cost disallowances related to these disallowed employee benefit and compensation related costs.

On June 30, 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. On September 22, 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the disallowed 2019 acquisition premium and its associated amortization costs as well as certain of the disallowed employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. On February 22, 2024, the court dismissed the appeal for lack of jurisdiction. We are currently evaluating whether to appeal that ruling.

Capital Trackers

Interim DCRF and TCOS rate adjustments, also known as capital trackers, allow us to recover, subject to reconciliation, the cost of certain distribution and transmission investments, respectively, before the investments are considered for prudency in a base rate review. In June 2023, legislation was enacted by the Texas Legislature that increased the number of interim DCRF rate adjustment applications that may be filed by utilities in a single year for certain distribution-related investments from one application to up to two applications per year. Also, under PUCT rules, we can file up to two interim TCOS rate adjustment applications in a calendar year to reflect changes in our invested transmission capital. These interim rate applications are subject to a regulatory proceeding and PUCT approval. Investments included in these capital trackers are also subject to prudence review by the PUCT in the next base rate review following such adjustments, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included in an interim rate adjustment.

TCOS revenues are also impacted by transmission billing units, which are updated to reflect certain changes in average ERCOT-wide peak electricity demand.

In 2023, Oncor filed the following interim rate update applications with the PUCT:

Filing Type	PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
DCRF	55525	June 2023 (b)	September 2023	December 2023	$53
TCOS	55282	June 2023 (c)	July 2023	September 2023	$42
DCRF	55190	December 2022 (d)	June 2023	September 2023	$153

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects distribution capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

(c)Reflects transmission capital investments generally put into service during the period from January 1, 2022 through June 30, 2023.

(d)Reflects distribution capital investments generally put into service during the period from January 1, 2022 through December 31, 2022.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at December 31, 2023.

	Remaining Rate Recovery/Amortization Period in Effect at	At December 31,
	December 31, 2023	2023	2022
Regulatory assets:
Employee retirement liability (a)(b)(c)(d)	To be determined	$189	$157
Employee retirement costs being amortized	5 years	94	158
Employee retirement costs incurred since the last base rate review periods (b)	To be determined	70	91
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	454	181
Self-insurance reserve incurred since the last base rate review periods (primarily storm related) (b)	To be determined	438	571
Debt reacquisition costs	Lives of related debt	10	15
Under-recovered advanced metering system costs being amortized	5 years	83	107
Energy efficiency program performance bonus (a)	Approximately 1 year	21	28
Wholesale distribution substation service costs being amortized	5 years	65	-
Wholesale distribution substation service costs incurred since the last base rate review periods (b)	To be determined	28	97
Expenses related to COVID-19 being amortized	5 years	30	-
Unrecovered expenses related to COVID-19 incurred since the last base rate review periods (b)	To be determined	2	37
Recoverable deferred income taxes	Various	38	25
Uncollectible payments from REPs being amortized	5 years	7	-
Uncollectible payments from REPs incurred since the last base rate review periods (b)	To be determined	-	8
Other regulatory assets	Various	27	27
Total regulatory assets		1,556	1,502

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,519	1,431
Excess deferred taxes	Primarily over lives of related assets	1,311	1,375
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	64	101
Unamortized gain on reacquisition of debt	Lives of related debt	25	25
Employee retirement costs over-recovered being refunded	5 years	23	-
Employee retirement costs over-recovered since the last base rate review periods (b)	To be determined	39	60
Other regulatory liabilities	Various	19	22
Total regulatory liabilities		3,000	3,014
Net regulatory assets (liabilities)		$(1,444)	$(1,512)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

(d)Reflects a $20 million reclassification related to certain employee retirement liabilities from regulatory assets to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (primarily TCRF, EECRF, rate case expense riders and mobile generation riders) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities. Accordingly, at prescribed intervals, future tariffs are adjusted to either collect regulatory assets or refund regulatory liabilities.

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP. Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. The PUCT approved annual energy efficiency program performance bonuses of $21 million and $28 million in 2023 and 2022, respectively, that we recognized in other miscellaneous revenues.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Years Ended December 31,
	2023	2022	2021
Operating revenues
Revenues contributing to earnings:
Distribution base revenues	$2,628	$2,447	$2,217
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	959	944	879
Billed to REPs serving Oncor distribution customers, through TCRF	539	528	479
Total transmission base revenues	1,498	1,472	1,358
Other miscellaneous revenues	109	112	104
Total revenues contributing to earnings	4,235	4,031	3,679

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,291	1,162	1,039
EECRF and other revenues	60	50	46
Total revenues collected for pass-through expenses	1,351	1,212	1,085
Total operating revenues	$5,586	$5,243	$4,764

Customers

At December 31, 2023, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our network transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers, collectively represented 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2023, 26% and 24%, respectively, of our total operating revenues for the year ended December 31, 2022 and 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2021. No other customer represented more than 10% of our total operating revenues during such periods.

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

4. PROVISION IN LIEU OF INCOME TAXES

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At December 31,
	2023	2022
Deferred Tax Related Assets:
Employee benefit liabilities	$265	$267
Regulatory liabilities	42	48
Other	53	43
Total	360	358
Deferred Tax Related Liabilities:
Property, plant and equipment	2,391	2,261
Regulatory assets	287	278
Other	2	1
Total	2,680	2,540
Liability in lieu of deferred income taxes – net	$2,320	$2,182

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021
Reported in operating expenses:
Current:
U.S. federal	$88	$136	$79
State	29	27	24
Deferred:
U.S. federal	69	39	63
Amortization of investment tax credits	(1)	(1)	(1)
Total reported in operating expenses	185	201	165
Reported in other income and deductions:
Current:
U.S. federal	-	(13)	(17)
Deferred federal	(8)	3	5
Total reported in other income and deductions	(8)	(10)	(12)
Total provision in lieu of income taxes	$177	$191	$153

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Years Ended December 31,
	2023	2022	2021
Income before provision in lieu of income taxes	$1,041	$1,096	$923
Provision in lieu of income taxes at the U.S. federal statutory rate of 21%	$219	$230	$194
Amortization of investment tax credits – net of deferred tax effect	(1)	(1)	(1)
Amortization of excess deferred taxes	(51)	(52)	(52)
Texas margin tax, net of federal tax benefit	22	22	19
Nontaxable gains on benefit plan investments	(3)	-	(3)
Other	(9)	(8)	(4)
Reported provision in lieu of income taxes	$177	$191	$153
Effective rate	17.0%	17.4%	16.6%

The net amounts of $2.320 billion and $2.182 billion reported in the balance sheets at December 31, 2023 and 2022, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities. In connection with the sale of equity interests to Texas Transmission in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the I.R.S. if Oncor was taxed as a corporation. Accordingly, as the temporary differences become taxable, we will pay the equity holders. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

For federal income tax purposes, the statute of limitations is open for partnership tax returns for the years beginning after December 31, 2019. We filed refund claims for the tax years ending December 31, 2018 and 2019, but no additional tax may be assessed for these tax years. We have also filed refund claims for the tax years ending December 31, 2020 and 2021.

Texas margin tax returns are still open for tax years beginning after 2018. We have filed refund claims for the tax year ending December 31, 2018 (2019 report year), but no additional tax may be assessed for 2018.

We are not a member of another entity’s consolidated tax group and assess our liability for uncertain tax positions in our partnership returns. The following table represents the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheets for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Balance at January 1, excluding interest and penalties	$1	$-
Additions based on tax positions related to prior years	2	1
Balance at December 31, excluding interest and penalties	$3	$1

Noncurrent liabilities included $1 million of accrued interest related to uncertain tax positions at December 31, 2023 and negligible amounts at December 31, 2022 and 2021, respectively. There was $1 million recorded related to interest and penalties in the year ended December 31, 2023 and negligible amounts in the years ended December 31, 2022 and 2021, respectively. The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

5. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the $2B Credit Facility and CP Program at December 31, 2023 and 2022:

	At December 31,
	2023	2022
Total $2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(282)	(198)
Letters of credit outstanding	-	-
Available unused credit	$1,718	$1,802

____________

(a)The weighted average interest rate for CP Notes was 5.54% and 4.58% at December 31, 2023 and December 31, 2022, respectively. All outstanding CP Notes at December 31, 2023 and December 31, 2022 had maturity dates of less than one year.

$2B Credit Facility

Our unsecured revolving $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of November 9, 2028. We have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, subject to certain conditions, including lender approvals. Borrowings under the $2B Credit Facility, if any, are classified as short-term on the balance sheet.

Borrowings under the $2B Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus an adjustment of 0.10% (the SOFR Adjustment), plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the greater of the federal funds effective rate or the overnight bank funding rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. The $2B Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

A commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate per annum equal to between 0.075% and 0.225%, depending on certain credit ratings assigned to us, of the commitments under the $2B Credit Facility. Letter of credit fees under the $2B Credit Facility are payable quarterly in arrears and upon termination at a rate per annum equal to the applicable margin for adjusted term SOFR under the $2B Credit Facility. Fronting fees in an amount as separately agreed by Oncor and any fronting bank that issues a letter of credit are also payable quarterly in arrears and upon termination to each such fronting bank.

The $2B Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The $2B Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics set forth in the facility. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

The $2B Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2023, we were in compliance with these covenants.

The $2B Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $2B Credit Facility and cross-default provisions in the event Oncor or any of its subsidiaries defaults on indebtedness in a principal amount in excess of $100 million or receives judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days.

CP Program

We maintain the CP Program under which we may issue unsecured CP Notes (with a maturity date not exceeding 397 days from the date of issuance) on a private placement basis up to a maximum aggregate face or principal amount outstanding at any time of $2.0 billion. The proceeds of CP Notes issued under the CP Program are used for working capital and general corporate purposes. The CP Program obtains liquidity support from the $2B Credit Facility discussed above. We may utilize either the CP Program or the $2B Credit Facility, at our option, to meet our funding needs.

6. LONG-TERM DEBT

At December 31, 2023, our long-term debt consisted of fixed rate senior secured notes. Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. At December 31, 2023 and 2022, our long-term debt consisted of the following:

	At December 31,
	2023	2022
Fixed Rate Secured:
2.75% Senior Notes due June 1, 2024	$500	$500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	-
4.30% Senior Notes due May 15, 2028	600	-
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	-
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.65% Senior Notes due November 15, 2033	800	-
5.45% Senior Notes, Series E, due May 1, 2036	100	-
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	500
5.35% Senior Notes due October 1, 2052	300	300
Fixed rate secured long-term debt	13,445	11,245
Variable Rate Unsecured:
Term loan credit agreement due August 30, 2023	-	100
Total long-term debt	13,445	11,345
Unamortized discount, premium and debt issuance costs	(151)	(117)
Less amount due currently (a)	-	(100)
Long-term debt, noncurrent	$13,294	$11,128

___________

(a)In accordance with ASC 470-10 “Debt,” our intent to refinance the $500 million aggregate principal amount of our 2.75% Senior Notes due June 1, 2024 on a long-term basis and our ability to refinance the obligation through the available capacity of our AR Facility and the $500M Credit Facility results in the 2.75% Senior Notes due June 1, 2024 being classified as long-term debt, noncurrent.

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

Long-Term Debt-Related Activities in 2023

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

Issuance of Senior Secured Notes Under Indenture (2028 Notes and 2052 Notes)

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

Issuance of Senior Secured Notes Under Indenture (2033 Notes)

On November 13, 2023, we issued $800 million aggregate principal amount of 5.65% Senior Secured Notes due November 15, 2033 (2033 Notes). The 2033 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust.

We used the proceeds (net of the initial purchasers’ discount fees and expenses) of approximately $791 million from the sale of the 2033 Notes for general corporate purposes, including to repay the then-full amount of $500 million outstanding under our AR Facility.

The 2033 Notes bear interest at a rate of 5.65% per annum and mature on November 15, 2033. Interest on the 2033 Notes accrued from November 13, 2023 and will be payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2024. Prior to August 15, 2033, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after August 15, 2033, we may redeem them at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

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

Receivables LLC is considered a VIE. See Note 11 for more information related to our consolidated VIE.

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

At December 31, 2023, the borrowing base for the AR Facility was $500 million and no borrowings were outstanding under the AR Facility.

The agreements relating to the AR Facility contain customary representations and warranties, affirmative and negative covenants, and events of default, including but not limited to those providing for the acceleration of amounts owed under the AR Facility if, among other things, Receivables LLC fails to pay interest or other amounts due, Receivables LLC becomes insolvent or subject to bankruptcy proceedings or certain judicial judgments or breaches of certain representations and warranties and covenants. The AR Facility will terminate at the earlier of (i) April 28, 2026, (ii) the date on which the termination date is declared or deemed to have occurred upon the exercise of remedies by the administrative agent, or (iii) the date that is 30 days after notice by Receivables LLC. Subject to the consent of the administrative agent and the lenders, Receivables LLC may, 30 days prior to each anniversary date of the receivables financing agreement, extend the AR Facility in one-year increments subject to lender approvals.

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

Interest Rate Hedge Transactions

In November 2023, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of ten-year senior secured notes. The hedges were terminated in November 2023 upon the issuance of our 2033 Notes, and a $4 million ($3 million after-tax) loss was reported in other comprehensive income. We expect approximately $3 million of the amount reported in accumulated other comprehensive loss at December 31, 2023 related to interest rate hedges entered into in November 2023, as well as interest rate hedges entered into in prior years to be reclassified into net income as an increase to interest expense within the next 12 months.

Maturities

Long-term debt maturities at December 31, 2023, are as follows:

Years	Amounts (a)
2024	$500
2025	974
2026	238
2027	-
2028	1,250
Thereafter	10,483
Total	$13,445

____________

(a)Excludes debt discounts, debt premiums and debt issuance costs.

Fair Value of Long-Term Debt

At December 31, 2023 and 2022, the estimated fair value of our long-term debt (including current maturities) totaled $12.798 billion and $10.398 billion, respectively, and the carrying amount totaled $13.294 billion and $11.228 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

Long-Term Debt-Related Activities in 2024

Subsequent Borrowings under AR Facility

On January 30, 2024, we borrowed $300 million aggregate principal amount under the AR Facility.

$500M Credit Facility

On February 21, 2024, we entered into our new unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

Borrowings under the $500M Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus an adjustment of 0.10% (the SOFR Adjustment), plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. The $500M Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

A commitment fee is payable quarterly in arrears and upon termination or commitment reduction at a rate per annum equal to between 0.075% and 0.625% of the commitments under the $500M Credit Facility, depending on certain credit ratings assigned to us and the utilization percentage. The utilization percentage is determined by dividing the aggregate principal amount of loans outstanding under the $500M Credit Facility by the total commitments.

On February 23, 2024, we submitted an irrevocable borrowing request under the $500M Credit Facility for a $220 million borrowing to be made on February 28, 2024. We intend to use the proceeds from the borrowing for general corporate purposes, including to repay outstanding CP Notes. Following the borrowing, $280 million will be available for future borrowings under the $500M Credit Facility.

7.COMMITMENTS AND CONTINGENCIES

Leases

General

A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At December 31, 2023 and 2022, we had $4 million and $5 million, respectively, in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases solely for rate-making purposes as required by PURA. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following table presents GAAP operating lease related balance sheet information:

	At December 31,
	2023	2022
ROU assets:
Operating lease ROU and other assets (noncurrent)	$122	$145

Lease liabilities:
Operating lease and other current liabilities	$35	$38
Operating lease and other obligations (noncurrent)	112	131
Total operating lease liabilities	$147	$169

Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.8%	2.6%

The following table presents costs related to lease activities:

	Years Ended December 31,
	2023	2022	2021
Operating lease costs (including amounts allocated to property, plant and equipment)	$53	$52	$51
Short-term lease costs	13	9	11
Total operating lease costs	$66	$61	$62

The following table presents lease related cash flows and other information:

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$47	$49	$40

ROU assets obtained in exchange for operating lease obligations (noncash)	$19	$42	$52

The following table presents the maturity analysis of our operating lease liabilities and reconciliation to the present value of lease liabilities:

Years	Amounts
2024	$38
2025	28
2026	20
2027	15
2028	11
Thereafter	44
Total undiscounted lease payments	156
Less imputed interest	(9)
Total operating lease obligations (a)	$147

____________

(a)Excludes the effects of a 15-year operating lease liability entered into in December 2023 that is scheduled to commence during 2024. The estimated $64 million present value of the lease obligation is not yet recorded on the Consolidated Balance Sheets.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of December 31, 2023, the Texas State Comptroller’s office was conducting three sales and use tax audits for audit periods covering January 2010 through June 2013, July 2013 through December 2017, and January 2018 through December 2022.

In January 2024, we reached a settlement agreement with the Texas State Comptroller’s office for the sales and use tax audit for the January 2010 through June 2013 audit period that results in a total refund of $63 million, net of consulting fees. The effects of the net refund will be recorded in the first quarter of 2024. No other audit reports have been issued. While the outcome of the ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolution of these audits will have a material adverse effect on our financial position, results of operations, or cash flows.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand and consumption efficiencies to satisfy ongoing regulatory requirements. The requirement for the year 2024 is $49 million, which is recoverable through EECRF rates.

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

Labor Contracts

At December 31, 2023, approximately 17% of our full-time employees were represented by a labor union and covered by a collective bargaining agreement that expires in October 2026.

Environmental Contingencies

We must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. We are in compliance with all current laws and regulations. The impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

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

8. MEMBERSHIP INTERESTS

Contributions

On February 16, 2024, we received cash capital contributions from our members totaling $240 million. During 2023, we received the following cash capital contributions from our members.

Receipt Dates	Amounts
February 13, 2023	$106
April 27, 2023	$115
July 27, 2023	$115
October 26, 2023	$116

Distributions

The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). In addition, the distribution restrictions also require us to suspend dividends and other distributions (except for contractual tax payments) if the credit rating on our senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), unless otherwise allowed by the PUCT.

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At December 31, 2023, our regulatory capitalization was 55.8% debt to 44.2% equity and as a result we had $714 million available to distribute to our members.

On February 14, 2024, our board of directors declared a cash distribution of $125 million, which was paid to our members on February 15, 2024. During 2023, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2023	February 15, 2023	$106
April 25, 2023	April 26, 2023	$149
July 25, 2023	July 26, 2023	$149
October 24, 2023	October 25, 2023	$148

AOCI

The following table presents the changes to AOCI for the years ended December 31, 2023, 2022 and 2021 net of tax:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	AOCI
Balance at December 31, 2020	$(39)	$(112)	$(151)
Defined benefit pension plans	-	17	17
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $0)	3	-	3
Balance at December 31, 2021	(36)	(95)	(131)
Defined benefit pension plans	-	(33)	(33)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	2	-	2
Balance at December 31, 2022	(34)	(128)	(162)
Defined benefit pension plans	-	(18)	(18)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	3	-	3
Cash flow hedges – loss on settlement (net of tax benefit of $1)	(3)	-	(3)
Balance at December 31, 2023	$(34)	$(146)	$(180)

9. EMPLOYEE BENEFIT PLANS

Regulatory Recovery of Pension and OPEB Costs

PURA provides for our recovery of certain pension and OPEB costs related to the regulated utility service of our employees (and their eligible dependents) and the regulated utility service of certain employees (and their eligible dependents) of our former affiliated companies for periods prior to the deregulation and disaggregation of the Texas electric market in 2002 (recoverable service). Accordingly, in 2005, we entered into an agreement with a former affiliate of us whereby we assumed responsibility for applicable pension and OPEB costs related to those personnel’s recoverable service. We subsequently entered into an agreement with a Vistra affiliate regarding provision of these benefits. Pursuant to that agreement, we currently sponsor an OPEB plan that provides certain retirement healthcare and life insurance benefits to eligible former employees of Oncor and Vistra (or their predecessors or affiliates) for whom both Oncor and Vistra bear a portion of the benefit responsibility. See “OPEB Plans” below for more information.

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts deferred are ultimately subject to regulatory approval. At December 31, 2023 and 2022, we had recorded net regulatory assets totaling $291 million and $346 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service are not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA. Employees do not contribute to either plan. These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. The weighted-average interest crediting rate assumption for the Cash Balance Formula was 3.0% for 2023. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula. Certain employees, who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula. It is Oncor’s policy to fund its plans on a current basis to the extent required under existing federal tax and ERISA regulations.

We also maintain the Supplemental Retirement Plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plan. Supplemental Retirement Plan amounts are included in the reported pension amounts below.

At December 31, 2023, the pension plans’ projected benefit obligation included a net actuarial loss of $63 million attributable primarily to a decrease in discount rates due to changes in the corporate bond markets, actuarial assumption updates to reflect recent demographic experience and 2023 market conditions, and plan experience different than expected.

OPEB Plans

We currently sponsor two OPEB Plans. One plan covers our eligible current and future retirees whose services are 100% attributed to the regulated business. Effective January 1, 2018, we established a second plan to cover eligible retirees of Oncor and Vistra (or their predecessors or affiliates) whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees.

Oncor’s contribution policy for the OPEB Plans is to place in irrevocable external trusts dedicated to the payment of OPEB expenses an amount at least equal to the OPEB expense recovered in rates.

At December 31, 2023, the OPEB Plans’ projected benefit obligation included a net actuarial gain of $2 million attributable primarily to updates to health care assumptions and plan experience different than expected, partially offset by losses attributable to decreasing discount rates due to changes in the corporate bond markets.

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension plans and OPEB Plans information is based on December 31, 2023, 2022 and 2021 measurement dates:

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	4.94%	2.75%	2.40%	5.19%	2.91%	2.58%
Expected return on plan assets	6.04%	4.70%	4.35%	6.94%	5.61%	5.24%
Rate of compensation increase	5.34%	4.98%	4.80%	-	-	-

Components of Net Pension and OPEB Costs:
Service cost	$23	$31	$33	$2	$4	$5
Interest cost (a)	123	90	84	33	25	26
Expected return on assets (a)	(125)	(104)	(99)	(7)	(8)	(7)
Amortization of prior service credit (a)	-	-	-	-	-	(17)
Amortization of net loss (gain) (a)	1	32	52	(33)	(1)	18
Net pension and OPEB costs	22	49	70	(5)	20	25
Net adjustments (b)	6	(6)	(25)	21	11	6
Net pension and OPEB costs recognized as operation and maintenance expense or other deductions	$28	$43	$45	$16	$31	$31

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net loss (gain)	$27	$50	$(164)	$(11)	$(157)	$(142)
Amortization of net (loss) gain	(1)	(32)	(52)	33	1	(18)
Amortization of prior service credit	-	-	-	-	-	17
Total recognized as regulatory assets or other comprehensive income	26	18	(216)	22	(156)	(143)
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$54	$61	$(171)	$38	$(125)	$(112)

____________

(a)The components of net costs other than service cost component are recorded in “Other deductions and (income) – net” in Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, regulatory asset or regulatory liability.

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	4.77%	4.94%	2.75%	4.99%	5.19%	2.91%
Rate of compensation increase	5.65%	5.34%	4.98%	-	-	-

	Pension Plans		OPEB Plans
	Years Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$2,567	$3,358	$664	$861
Service cost	23	31	2	4
Interest cost	123	90	33	25
Participant contributions	-	-	20	19
Actuarial loss (gain)	63	(662)	(2)	(190)
Benefits paid	(161)	(169)	(63)	(55)
Settlements	-	(81)	-	-
Projected benefit obligation at end of year	$2,615	$2,567	$654	$664
Accumulated benefit obligation at end of year	$2,502	$2,452	$-	$-

Change in Plan Assets:
Fair value of assets at beginning of year	$1,817	$2,669	$120	$146
Actual return (loss) on assets	161	(608)	15	(25)
Employer contributions	5	6	24	35
Participant contributions	-	-	20	19
Benefits paid	(161)	(169)	(63)	(55)
Settlements	-	(81)	-	-
Fair value of assets at end of year	$1,822	$1,817	$116	$120

Funded Status:
Projected benefit obligation at end of year	$(2,615)	$(2,567)	$(654)	$(664)
Fair value of assets at end of year	1,822	1,817	116	120
Funded status at end of year	$(793)	$(750)	$(538)	$(544)

	Pension Plans		OPEB Plans
	At December 31,		At December 31,
	2023	2022	2023	2022
Amounts Recognized in the Balance Sheet Consist of:
Assets:
Other noncurrent assets	$23	$19	$-	$-
Regulatory assets (a)	346	337	-	-
Total assets recognized	$369	$356	$-	$-
Liabilities:
Other current liabilities	$(5)	$(5)	$(13)	$(16)
Other noncurrent liabilities	(811)	(764)	(525)	(528)
Regulatory liabilities	-	-	(157)	(180)
Total liabilities recognized	$(816)	$(769)	$(695)	$(724)
Accumulated other comprehensive net loss (income) (a)	$145	$129	$(1)	$-

____________

(a)Reflects a $20 million reclassification related to certain employee retirement liabilities from regulatory assets to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

The following table provides information regarding the assumed health care cost trend rates.

	Years Ended December 31,
	2023	2022	2021
Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	7.40%	7.40%	6.70%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032	2029

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	8.80%	8.30%	7.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032	2031

The following table provides information regarding pension plans with projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets.

	At December 31,
	2023	2022
Pension Plans with PBO and ABO in Excess of Plan Assets (a):
Projected benefit obligations	$2,615	$2,567
Accumulated benefit obligations	$2,502	$2,452
Plan assets	$1,822	$1,817

_________

(a)PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan are included. Oncor’s obligations with respect to the Vistra Retirement Plan are overfunded. As of December 31, 2023, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $142 million, $141 million and $165 million, respectively. As of December 31, 2022, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $140 million, $139 million and $159 million, respectively.

The following table provides information regarding OPEB Plans with accumulated projected benefit obligations (APBO) in excess of the fair value of plan assets.

	At December 31,
	2023	2022
OPEB Plans with APBO in Excess of Plan Assets:
Accumulated postretirement benefit obligations	$654	$664
Plan assets	$116	$120

Pension Plans and OPEB Plans Investment Strategy and Asset Allocations

Our investment objective for the retirement plans is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions. Equity securities are held to achieve returns in excess of passive indexes by participating in a wide range of investment opportunities. International equity, real estate securities and credit strategies (high yield bonds, emerging market debt and bank loans) are used to further diversify the equity portfolio. International equity securities may include investments in both developed and emerging international markets. Fixed income securities include primarily corporate bonds from a diversified range of companies, U.S. Treasuries and agency securities and money market instruments. Our investment strategy for fixed income investments is to maintain a high-grade portfolio of securities, which assists us in managing the volatility and magnitude of plan contributions and expense while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the regulated utility service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the service portion of plan obligations not related to Oncor’s regulated utility business. Each pool is invested in a broadly diversified portfolio as shown below. The second pool represents 25% of total investments at December 31, 2023.

The target asset allocation ranges of the pension plans’ investments by asset category are as follows:

Target Allocation Ranges
Asset Category	Regulated Utility Service Pool	Non-Regulated Service Pool
International equities	8% - 16%	5% - 11%
U.S. equities	17% - 25%	11% - 17%
Real estate	7% - 11%	3% - 7%
Credit strategies	3% - 7%	3% - 7%
Fixed income	48% - 58%	65% - 75%

Our investment objective for the OPEB Plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2023 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2023 and 2022, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Asset Category
Equity securities:
U.S.	$44	$1	$-	$45
International	75	-	-	75
Fixed income securities:
Corporate bonds (a)	-	501	-	501
Other (b)	-	104	-	104
Total assets in the fair value hierarchy	$119	$606	$-	725
Total assets measured at NAV (c)				1,097
Total fair value of plan assets				$1,822

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$-	$20	$-	$20
Equity securities:
U.S.	35	3	-	38
International	67	-	-	67
Fixed income securities:
Corporate bonds (a)	-	543	-	543
Other (b)	-	82	-	82
Total assets in the fair value hierarchy	$102	$648	$-	750
Total assets measured at NAV (c)				1,067
Total fair value of plan assets				$1,817

_____________

(a)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

(b)Other consists primarily of government bonds, emerging market debt, bank loans and fixed income derivative instruments.

(c)Fair value was measured using the NAV per share as a practical expedient as the investments did not have a readily determinable fair value and are not required to be classified in the fair value hierarchy. The NAV fair value amounts presented here are intended to permit a reconciliation to the total fair value of plan assets.

Fair Value Measurement of OPEB Plans’ Assets

At December 31, 2023 and 2022, the OPEB Plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$11	$1	$-	$12
Equity securities:
U.S.	14	-	-	14
International	12	-	-	12
Fixed income securities:
Corporate bonds (a)	-	31	-	31
Other (b)	9	4	-	13
Total assets in the fair value hierarchy	$46	$36	$-	82
Total assets measured at NAV (c)				34
Total fair value of plan assets				$116

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$9	$-	$-	$9
Equity securities:
U.S.	13	-	-	13
International	11	-	-	11
Fixed income securities:
Corporate bonds (a)	-	28	-	28
Other (b)	15	4	-	19
Total assets in the fair value hierarchy	$48	$32	$-	80
Total assets measured at NAV (c)				40
Total fair value of plan assets				$120

_____________

(a)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

(b)Other consists primarily of diversified bond mutual funds and government bonds.

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

Pension Plans		OPEB Plans
Asset Class	Expected Long-Term Rate of Return	Asset Class	Expected Long-Term Rate of Return
International equity securities	7.08%	401(h) accounts	7.07%
U.S. equity securities	7.10%	Life insurance VEBA	6.60%
Real estate	5.50%	Union VEBA	6.60%
Credit strategies	6.50%	Non-union VEBA	3.50%
Fixed income securities	5.27%	Shared retiree VEBA	3.50%
Weighted average (a)	5.79%	Weighted average	6.72%

_____________

(a)The 2024 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 5.75%, and for Oncor’s obligations with respect to the Vistra Retirement Plan is 6.29%.

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

Assumed Discount Rate

For the Oncor Retirement Plan at December 31, 2023, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2023 consisted of 1,193 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings. For Oncor’s obligations with respect to the Vistra Retirement Plan and the OPEB Plans at December 31, 2023, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2023 consisted of 509 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Future Pension Plans and OPEB Plans Cash Contributions

Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans, is expected to total $91 million and $23 million, respectively, in 2024 and approximately $549 million and $135 million, respectively, in the five-year period 2024 to 2028. We may also elect to make additional discretionary contributions based on market and/or business conditions.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2024	2025	2026	2027	2028	2029-33
Pension plans	$181	$184	$186	$187	$188	$920
OPEB Plans	$46	$47	$48	$48	$48	$233

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, the Oncor Thrift Plan, which is a participant-directed defined contribution plan subject to the provisions of ERISA and intended to qualify under Section 401(a) of the Code, and to meet the requirements of Code Sections 401(k) and 401(m). Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law. Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Our contributions to the Oncor Thrift Plan totaled $29 million, $26 million and $24 million for the years ended December 31, 2023, 2022 and 2021, respectively.

10. RELATED-PARTY TRANSACTIONS

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

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31,
	2023			2022
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes (receivable) payable	$(3)	$(1)	$(4)	$14	$4	$18
Texas margin tax payable	27	-	27	27	-	27
Net payable (receivable)	$24	$(1)	$23	$41	$4	$45

Cash payments made to our members related to income taxes consisted of the following:

	Years Ended December 31,
	2023			2022			2021
	STH	Texas Transm.	Total	STH	Texas Transm.	Total	STH	Texas Transm.	Total
Federal income taxes	$87	$22	$109	$79	$20	$99	$49	$12	$61
Texas margin taxes	28	-	28	24	-	24	23	-	23
Total payments	$115	$22	$137	$103	$20	$123	$72	$12	$84

•Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT, Inc., we entered into an operation agreement with Sharyland under which we provide certain operations services to Sharyland at cost with no markup or profit. Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $16 million, $11 million and

$10 million in the years ended December 31, 2023, 2022 and 2021, respectively. We provided certain operation services to Sharyland in the amount of $659,000, $639,000 and $592,000 in the years ended December 31, 2023, 2022 and 2021, respectively.

•We paid Sempra $105,000, $103,000 and $116,000 for the years ended December 31, 2023, 2022 and 2021, respectively, for tax consulting and related services.

See Notes 1, 4, and 8 for information regarding the tax sharing agreement and distributions to members.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Years Ended December 31,
	2023	2022	2021
Professional fees	$8	$7	$9
Recoverable Pension and OPEB – non-service costs	32	56	54
Non-recoverable pension and OPEB	(3)	2	3
Gain on sale of non-utility property	(9)	(12)	(1)
AFUDC – equity income	(50)	(36)	(27)
Interest and investment (income) loss – net	(13)	2	(8)
Other	4	1	1
Total other (income) and deductions – net	$(31)	$20	$31

Interest Expense and Related Charges

	Years Ended December 31,
	2023	2022	2021
Interest	$552	$453	$415
Amortization of discount, premium and debt issuance costs	13	10	11
Less AFUDC – capitalized interest portion	(29)	(18)	(13)
Total interest expense and related charges	$536	$445	$413

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At December 31,
	2023	2022
Accounts receivable	$958	$897
Allowance for uncollectible accounts	(14)	(13)
Accounts receivable – net	$944	$884

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 22% and 20%, respectively, of our accounts receivable balance at December 31, 2023 and 23% and 20%, respectively, of the accounts receivable balance at December 31, 2022. No other customer represented 10% or more of the total accounts receivable during such periods.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2023	2022
Assets related to employee benefit plans (a)	$137	$123
Non-utility property – land	19	12
Other	2	2
Total investments and other property	$158	$137

____________

(a)The majority of these assets, which are held in rabbi trusts, represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. At December 31, 2023 and 2022, the face amount of these policies totaled $191 million and $175 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $100 million and $94 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Consolidated VIE

We have a controlling financial interest that has been identified as a VIE under ASC 810 in Receivables LLC, which has entered into the AR Facility. See Note 6 for more information on AR Facility.

The summarized financial information for our consolidated VIE consisted of the following:

At December 31,
2023
Assets:
Accounts receivable – net	$638
Income tax receivable	4
Unamortized debt issuance costs	2
Total assets	$644

Property, Plant and Equipment – Net

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Average Life of Depreciable Plant at December 31, 2023 (a)	2023	2022
Assets in service:
Distribution	2.8% / 36.3 years	$18,865	$17,226
Transmission	2.4% / 42.2 years	15,001	13,874
Other assets	7.8% / 12.9 years	2,097	2,156
Total		35,963	33,256
Less accumulated depreciation		9,301	9,054
Net of accumulated depreciation		26,662	24,202
Construction work in progress		1,339	953
Held for future use		56	48
Property, plant and equipment – net		$28,057	$25,203

____________

(a)Reflects depreciation rates and average lives of depreciable plant in the final order in our comprehensive base rate review (PUCT Docket No. 53601) that went into effect on May 1, 2023. See Note 2 for more information on the base rate review.

Depreciation expense as a percent of average depreciable property approximated 2.7% for each of the years ended December 31, 2023 and 2022.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2023			At December 31, 2022
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$679	$127	$552	$662	$122	$540
Capitalized software and other	1,238	416	822	1,183	441	742
Total	$1,917	$543	$1,374	$1,845	$563	$1,282

Aggregate amortization expense for intangible assets totaled $97 million, $76 million and $50 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the weighted average remaining useful lives of capitalized land easements and software were 82 years and 8 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years	Amortization Expenses (a)
2024	$112
2025	$112
2026	$112
2027	$112
2028	$112

____________

(a)Amortization rates and average lives of depreciable intangible assets, reflected in the final order in our comprehensive base rate review (PUCT Docket No. 53601) that went into effect on May 1, 2023.

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2023 and 2022. See Note 1 regarding goodwill impairment assessment and testing.

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At December 31,
	2023	2022
Operating lease liabilities (Notes 1 and 7)	$112	$131
Investment tax credits	3	3
Customer advances for construction – noncurrent	105	71
Other	85	70
Total operating lease and other obligations	$305	$275

Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022	2021
Cash payments related to:
Interest	$519	$441	$409
Less capitalized interest	(29)	(18)	(13)
Interest payments (net of amounts capitalized)	$490	$423	$396

Amount in lieu of income taxes (a):
Federal	$109	$99	$61
State	28	24	23
Total payments in lieu of income taxes	$137	$123	$84

Noncash investing activities:
Construction expenditures financed through accounts payable (b)	$319	$305	$254
Transfer of title to assets constructed for and prepaid by third party	$-	$-	$150

__________

(a) See Note 10 for income tax related detail.

(b) Represents end-of-period accruals.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2023 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2023, Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

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

February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report, dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2024

Item 9B.OTHER INFORMATION

(a)On February 23, 2024, we submitted an irrevocable borrowing request under the $500M Credit Facility for a $220 million borrowing to be made on February 28, 2024. We intend to use the proceeds from the borrowing for general corporate purposes, including to repay outstanding CP Notes. Following the borrowing, $280 million will be available for future borrowings under the $500M Credit Facility. For more information on the $500M Credit Facility, see Note 6 to Financial Statements.

(b)During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names, ages (as of February 27, 2024) and information about our directors, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Justin C. Bird (1)(2)	53

Justin C. Bird has served as a member of our board of directors since January 2024. Mr. Bird has served as executive vice president of Sempra since January 1, 2024 and as chief executive officer of Sempra Infrastructure since November 2021. Mr. Bird served as chief executive officer of Sempra LNG from April 2020 to November 2021 and as president of Sempra LNG from March 2019 to April 2020. Since joining Sempra in 2004 he has held a variety of senior leadership positions at Sempra and/or its affiliates, including as chief development officer of Sempra North American Infrastructure from August 2018 to March 2019, and also as vice president and special counsel and vice president of compliance and governance and corporate secretary of Sempra earlier in his career. Prior to joining Sempra, Mr. Bird was an attorney at Latham & Watkins LLP. Mr. Bird serves on the board of directors of Oncor Holdings and certain Sempra subsidiaries.

Mr. Bird was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra's indirect right under the LLC Agreement to designate two directors. We believe Mr. Bird's extensive financial and management experience qualifies him to serve on our board of directors. In addition, his extensive knowledge and experience in utility and energy matters brings great value to our board of directors and our company.

Robert A. Estrada (1)	77

Robert A. Estrada has served as a member of our board of directors since October 2007. Mr. Estrada is senior advisor and chairman emeritus of Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance that he co-founded in 1992. In addition to these positions, he also previously served as chairman of the board and as president, chief executive officer and chief compliance officer of Estrada Hinojosa & Company, Inc. Mr. Estrada currently serves on the boards of directors of several civic and arts organizations. He also previously served on the Board of Regents of the University of Texas System, as a member of the board of directors of the Federal Reserve Bank of Dallas, and as a member of the board of directors of the Student Loan Marketing Association (Sallie Mae).

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

Printice L. Gary (1)(2)	77

Printice L. Gary has served as a member of our board of directors since February 2014. Mr. Gary is the founding partner, and since its founding in 1991 has served as the chief executive officer, of Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985 to 1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978 to 1985. Mr. Gary currently serves on the board of directors of Oncor Holdings and Preservation of Affordable Housing Inc. (Boston, Massachusetts). He also previously served on the board of directors of the National Equity Fund, Inc. and the governing bodies of various state entities pursuant to appointments by Governors of Texas, including the board of directors of the University of Texas Investment Management Company, the University of Texas System Board of Regents, the University of Texas System Board for Lease of University Lands, the Texas State Tax Reform Commission, and the North Texas Tollway Authority.

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

Margaret S. C. Keliher (1)	69

Margaret S. C. Keliher has served as a member of our board of directors since March 2023. Ms. Keliher has practiced law with a primary focus on litigation through a sole proprietorship since 2008. From January 1, 2018 until March 1, 2023, Ms. Keliher also served as the executive director of the Dallas Breakfast Group, a non-profit organization whose mission is to increase participation by Dallas-area business executives and civic leaders in local elections and local affairs. Prior to that role, Ms. Keliher served as executive director of the non-profit Texas Business for Clean Air Foundation from 2007 to 2012 and as a lobbyist at the law firm of Locke Lord from 2007 until 2008. From 2002 to 2006, she served as Dallas County Judge, the first female elected to that office, and in that role served as the presiding officer of the Dallas County Commissioners Court and head of emergency management for the county. From 1999 to 2002, she served as Judge of the 44th Civil District Court of Texas. From 1992 to 1998, Ms. Keliher was an associate at the law firm of Jones Day. Ms. Keliher has also worked as a Dallas County District Attorney from 1990 to 1992, as the chief financial officer of Vanro Properties Corp., a real estate development company based in North Texas, from 1985 to 1987, and as a manager at Deloitte & Touche from 1977 to 1985. Ms. Keliher currently serves on the boards of directors of Oncor Holdings and various non-profit and civic organizations, including as a member of the board of directors of the Trinity River Authority of Texas, which she was appointed to serve on in 2022 by the Governor of Texas.

We believe Ms. Keliher’s extensive business and civic experience is important to Oncor in her role as a member of our board of directors. In addition, her appointments as Judge and a member of the Trinity River Authority of Texas add to her extensive experience and leadership skills Ms. Keliher provides to our board. Ms. Keliher has also served on the boards of several non-profit and civic organizations, which has given her strong experience in corporate governance matters.

Timothy A. Mack (1)(3)	71

Timothy A. Mack has served as a member of our board of directors since February 2014. Mr. Mack is of counsel to the Dallas, Texas law firm, Matheson & Marchesoni PLLC and has served in such role since September 2017. Mr. Mack was a member of the Dallas, Texas law firm, Mack Matheson & Marchesoni PLLC, from March 2009 until his retirement from such position in August 2017. Prior thereto, Mr. Mack was a partner at an international law firm, Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP), and its predecessor firm in Dallas, Texas, where he had practiced law since 1980. Mr. Mack currently serves on the boards of directors of Oncor Holdings and various local non-profit organizations.

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

Jeffrey W. Martin (3)	62

Jeffrey W. Martin has served as a member of our board of directors since March 2018. Mr. Martin has served as chief executive officer and a member of the board of directors of Sempra (NYSE: SRE) since May 2018, has served as chairman of Sempra since December 2018, and also has served as president of Sempra since March 2020. Mr. Martin served as executive vice president and chief financial officer of Sempra from January 2017 to April 2018. Mr. Martin served at San Diego Gas & Electric Company (SDG&E), an indirect subsidiary of Sempra, as chief executive officer and as a director beginning in January 2014. In addition to those roles at SDG&E, Mr. Martin was appointed as SDG&E’s president in October 2015 and as its chairman in November 2015, serving in each of these offices through December 2016. From 2010 to 2013, Mr. Martin served as chief executive officer and president of Sempra U.S. Gas & Power (USGP), a previous business unit of Sempra, and USGP’s predecessor organization, Sempra Generation. Earlier he served as the vice president of investor relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin currently serves on the board of directors of Oncor Holdings and the American Petroleum Institute. He also is a governor of the Oil and Gas community and co-chair of the Electricity community for the World Economic Forum, and represents Sempra as part of the International Business Council of the World Economic Forum. He previously served on the boards of directors of Southern California Gas Company (SoCalGas), an indirect subsidiary of Sempra, the Edison Electric Institute, Business Roundtable, California Chamber of Commerce and National Association of Manufacturers and on the board of trustees of the University of San Diego.

Mr. Martin was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the LLC Agreement to designate two directors. We believe Mr. Martin’s extensive financial, management and operations experience is important to Oncor in his role as a member of our board of directors. In addition, his extensive knowledge and experience in utility and energy infrastructure matters brings great value to our board of directors and our company.

Helen M. Newell (1)	55

Helen M. Newell has served as a member of our board of directors since July 2019. Ms. Newell has served as managing director – infrastructure for GIC Special Investments Pte Ltd (GICSI) focused on asset management in the Americas since June 2022. Prior to serving in this role, Ms. Newell served as a senior vice president – infrastructure for GICSI from October 2018 until June 2022. Before joining GICSI, Ms. Newell held various roles at Rio Tinto PLC and Rio Tinto Limited, a global diversified mining company listed on the London Stock Exchange and Australian Securities Exchange, serving as global head of risk from 2014 until 2018 and vice president – infrastructure from 2011 until 2014. Prior to joining Rio Tinto, Ms. Newell worked for several Australian listed transportation and infrastructure companies. Ms. Newell began her career in management consulting, working on various transportation and telecommunications projects in Australia, Asia and North America. In her role with GICSI, Ms. Newell has also been appointed to the board of directors of various companies in which GICSI invests, including Direct ChassisLink, Inc., LLC, Duquesne Light Company, HEP Catalyst Investco, LLC, WaterBridge Resources LLC, and Genesee & Wyoming Inc. and related holdings companies.

Ms. Newell was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under our LLC Agreement to designate two directors. We believe Ms. Newell’s experience of over 20 years in the infrastructure, transportation and mining sectors, is important to Oncor in her role as a member of our board of directors. In addition, Ms. Newell’s extensive business, operations and management experience brings great value to our board of directors and our company.

E. Allen Nye, Jr.	56

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

Mr. Nye is an Oncor Officer Director. As our Chief Executive, we believe Mr. Nye’s unique knowledge of our company and our industry is important to Oncor in his role as a member of our board of directors. In addition, Mr. Nye’s prior experience as Senior Vice President, General Counsel and Secretary of Oncor and first-hand knowledge of and experience with state and federal government and regulatory agencies, the duties of directors, and governance matters, brings great value and benefit to our board of directors and company.

Alice L. Rodriguez (2)	59

Alice L. Rodriguez has served as a member of our board of directors since March 2021. Ms. Rodriguez is co-owner of Kendall Milagro Inc., a home building and real estate investment business. Ms. Rodriguez retired from JPMorgan Chase & Co. (JPMorgan) effective September 2022 after 35 years with JPMorgan and its predecessors. From April 2022 until September 2022, Ms. Rodriguez served in a senior advisor role with JPMorgan after previously serving as head of the community impact organization and managing director of JPMorgan from August 2020 until April 2022, where she focused on JPMorgan’s community engagement initiatives and localization strategy. From July 2017 to August 2020, she served as managing director and head of JPMorgan’s community and business development organization. From 2015 to July 2017, she served as managing director and consumer and Chase wealth management executive, responsible for consumer and wealth business in the greater Texas metro markets. From 2012 to 2015, she served as executive vice president and business banking executive for the California region. Ms. Rodriguez currently serves on the board of directors of Oncor Holdings, is the past chair of the United States Hispanic Chamber of Commerce, the vice chair of DreamSpring, and also serves on the boards of various non-profit organizations.

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

Robert S. Shapard	68

Robert S. Shapard has served as a member of our board of directors since April 2007. He has served as non-executive Chairman of our board of directors since March 2018 and before that, served as Chairman from April 2007 until July 2015. From April 2007 until March 2018, he also served as Chief Executive of Oncor. Mr. Shapard joined TXU Corp. in October 2005 as a strategic advisor, helping implement and execute growth and development strategies for Oncor, then a TXU Corp. subsidiary. Between March and October 2005, he served as chief financial officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was executive vice president and chief financial officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a North American refining and marketing company, from 2000 to 2002. Previously, from 1998 to 2000, Mr. Shapard was chief executive officer and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses. Mr. Shapard currently serves on the boards of directors of Oncor Holdings, Leidos Holdings, Inc. (formerly SAIC, Inc.) (NYSE: LDOS), a provider of scientific, engineering and systems integration service, and NACCO Industries, Inc. (NYSE: NC), a holding company for The North American Coal Corporation, which, with its affiliates, operates in the mining and natural resources industries.

Mr. Shapard is an Oncor Officer Director. As our former Chief Executive, we believe Mr. Shapard’s unique knowledge of our company and our industry is important to Oncor in his role as a member of our board of directors. In addition, Mr. Shapard’s prior experience with TXU Corp., Exelon and as chief executive officer of TXU Australia gives him extensive leadership experience in the electric industry in both regulated and unregulated markets. His previous experience as chief financial officer of Tenet Healthcare Corporation and Ultramar Diamond Shamrock provided him with substantial experience in other complex financial and business environments.

Luis J. Saenz (2)(3)	56

Luis J. Saenz has served as a member of our board of directors since March 2023. Mr. Saenz has served since 2023 as Principal for Saenz Public Affairs, a government and public relations consulting sole proprietorship he founded. Prior to that role, Mr. Saenz served as chief of staff to Texas Governor Greg Abbott from September 2017 to November 2022, the first Hispanic chief of staff to a Texas Governor and the longest-serving chief of staff to a Governor in Texas history. He also served as appointments director for Governor Abbott in 2015. From 2012 to 2015 and 2016 to 2017, Mr. Saenz worked as a lobbyist for McGuire Woods Consulting LLC, a full-service public affairs firm. Prior to that, from 2007 until 2012, Mr. Saenz provided governmental and public relations consulting services through Saenz Public Affairs. Mr. Saenz also previously served as an advisor to Texas Governor Rick Perry and his gubernatorial campaigns from 2000-2006, including managing the Governor’s 2006 re-election campaign and serving in various roles in his administration. Prior to that he served as chief of staff to Texas Comptroller Carole Keeton Rylander from 1999 to 2000. He also previously served on the staffs of United States Senator Kay Bailey Hutchinson, United States Senator Phil Gramm, and United States Representative Henry Bonilla and as an appointee in the U.S. Department of State during President George H.W. Bush’s administration. Mr. Saenz currently serves on the board of directors of Oncor Holdings.

We believe Mr. Saenz’s extensive governmental and public relations experience, as well as his first-hand experience working with current and past Governors of Texas bring great value to our regulated and Texas-based business.

W. Kelvin Walker (3)	61

W. Kelvin Walker has served as a member of our board of directors since March 2021. Mr. Walker has served since March 2019 as chief executive officer of the Dallas Citizens Council, a non-profit organization made up of over 150 chief executive officers and other top business leaders in North Texas that focuses on advancing public policy issues impacting the Dallas area. Prior to joining the Dallas Citizens Council, Mr. Walker served as a managing director of RLJ Equity Partners LLC, a private equity fund, from July 2015 to March 2019. Prior to that, he was a managing partner of 21st Century Group, LLC, a private equity firm, from January 1999 to June 2015. Mr. Walker currently serves on the boards of directors of Oncor Holdings, Encore Wire Corporation (NASDAQ: WIRE), a manufacturer of a broad range of copper and aluminum electrical wire and cables, and Reflekt Me, an online retail personalization and engagement technology company, as well as various non-profit organizations.

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

Steven J. Zucchet (2)(3)	58

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

Mr. Zucchet was appointed as a member of our board of directors by Texas Transmission pursuant to Texas Transmission’s right under the LLC Agreement to designate two directors. We believe Mr. Zucchet’s extensive experience in the energy industry is important to Oncor in his role as a member of our board of directors. In addition, Mr. Zucchet’s business, management and operations experience, assist him in evaluating and making decisions on issues that face our board of directors.

(1)	Member of Audit Committee.
(2)	Member of Governance and Sustainability Committee.
(3)	Member of Organization and Compensation Committee (O&C Committee).

Director Appointments

Pursuant to our LLC Agreement (which was amended and restated in connection with the Sempra Acquisition) and the Sempra Order, the board of directors of Oncor is required to consist of thirteen members, constituted as follows:

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

Mr. Martin and Mr. Bird were each designated to serve on our board of directors by Sempra (through Oncor Holdings) and Ms. Newell and Mr. Zucchet were each designated to serve on our board of directors by Texas Transmission. Directors designated by Sempra and Texas Transmission are referred to as member directors. Oncor Holdings, at the direction of STIH, has the right, pursuant to the terms of our LLC Agreement, to nominate each Oncor Officer Director, subject to approval of any such nomination by a majority of the Oncor board of directors. Mr. Shapard and Mr. Nye each serve as an Oncor Officer Director.

Our LLC Agreement provides that seven of our directors will be Disinterested Directors under the standards set forth in our LLC Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a discussion of the director qualifications. We have determined that Messrs. Estrada, Gary, Mack, Saenz and Walker and Mses. Keliher and Rodriguez are Disinterested Directors. Disinterested Directors are designated at the direction of the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the Disinterested Directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist solely of Disinterested Directors. The Sempra Order and our LLC Agreement provide that the Disinterested Directors of Oncor at the time of the Sempra Acquisition, who are referred to as initial Disinterested Directors, would serve, if willing and able, for a term of three years from the closing of the Sempra Acquisition (subject to continuing to meet the Disinterested Director requirements). Thereafter, the Sempra Order and our LLC Agreement require that two of these initial Disinterested Directors roll off our board of directors beginning March 2021 and continuing every two years until no initial Disinterested Director remains on our board of directors, with the nominating committee of Oncor Holdings (subject to approval by a majority of the Disinterested Directors of the Oncor Holdings board of directors) determining the order of departure of these directors. As a result, two of our initial Disinterested Directors were required to roll off our board of directors prior to March 9, 2023 and two new Disinterested Directors were required to be appointed as their successors. In connection with the requirements of the Sempra Order and our LLC Agreement, on March 7, 2023, William T. Hill, Jr. submitted a letter of resignation and on March 8, 2023, Thomas M. Dunning, submitted a letter of resignation, each resigning from our board of directors effective as of March 8, 2023. On March 8, 2023, Oncor Holdings designated each of Ms. Keliher and Mr. Saenz to serve on our board of directors, effective March 9, 2023, as Disinterested Directors to fill the vacancies created by the resignations of Mr. Dunning and Mr. Hill. The Oncor Holdings designation was made pursuant to the direction of the Oncor Holdings nominating committee with the approval of a majority of the Disinterested Directors of Oncor Holdings. Our LLC Agreement provides that each Disinterested Director, other than the initial Disinterested Directors, will be appointed for a four-year term, which is able to be renewed for only one additional term of four years, and will be appointed consistent with a mandatory retirement age of 75. To the extent any Disinterested Director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new Disinterested Director will be chosen by the nominating committee of Oncor Holdings subject to approval by a majority vote of the Disinterested Directors of Oncor Holdings’ board of directors. Any change to the size, composition, structure or rights of our board of directors must first be approved by the PUCT.

Our LLC Agreement provides that until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its subsidiaries or affiliated entities (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the date on which the officer first became employed by Oncor. In addition to Oncor Holdings’ right to nominate Oncor Officer Directors, Oncor Holdings, at the direction of STIH, has the right to seek the removal of the Oncor Officer Directors, subject to approval by a majority of the Oncor board of directors.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Bird, Estrada, Gary, and Mack, and Mses. Keliher and Newell. Our board of directors has determined that Mr. Estrada is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and that Messrs. Estrada, Gary, and Mack and Ms. Keliher are Disinterested Directors under the standards set forth in our LLC Agreement and independent directors for purposes of New York Stock Exchange independence standards. Ms. Newell is a member director designated by Texas Transmission. Mr. Bird is a member director designated by Sempra (through Oncor Holdings).

Executive Officers

The names, ages (as of February 27, 2024) and information about our executive officers, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	56	Chief Executive and Director	See “—Directors—E. Allen Nye, Jr.” for Mr. Nye’s biographical information.

Joel S. Austin	59	Senior Vice President and Chief Digital Officer

Joel S. Austin has served as our Senior Vice President since March 2018 and as our Chief Digital Officer since February 2019. From May 2010 until March 2018, he served as our Vice President and Chief Information Officer. In his role as Senior Vice President and Chief Digital Officer, Mr. Austin oversees Oncor’s technology function, including cybersecurity, market relations, customer engagement, and measurement and billing. He joined Oncor in 2008 and has held a leadership position in our technology function since that time. Prior to joining Oncor in 2008, Mr. Austin served in a number of positions within Oncor affiliates and predecessors, including roles in information technology, operations, sourcing management and business development with Energy Future Holdings Corp. and TXU Corp. since 1990. Mr. Austin has extensive experience in technology, management consulting, operations, cybersecurity, and global delivery management.

Walter Mark Carpenter	71	Senior Vice President, T&D Operations

Walter Mark Carpenter has served as our Senior Vice President, T&D Operations since October 2011, and in such role is responsible for overseeing transmission grid management operations and Oncor’s interface with ERCOT. Mr. Carpenter also oversees Oncor’s distribution operation centers, as well as Oncor’s distribution management and transmission management systems supporting such operations, and, since March 2018, he has been responsible for Oncor’s environmental and NERC compliance activities. From February 2010 until October 2011, he served as our Vice President and Chief Technology Officer, and from 2008 until February 2010 he served as our Vice President and Chief Information Officer. Mr. Carpenter has served Oncor and its predecessors and affiliates for over 40 years and has held various field management and engineering management positions in transmission and distribution. Mr. Carpenter is a registered Professional Engineer in the State of Texas and is a member of the Texas Society of Professional Engineers.

Don J. Clevenger	53	Senior Vice President and Chief Financial Officer

Don J. Clevenger has served as our Senior Vice President and Chief Financial Officer since March 2018. From January 2013 until March 2018, he served as our Senior Vice President, Strategic Planning. From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010. Mr. Clevenger also served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of TXU Corp., an Oncor affiliate at that time, since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) before he joined TXU Corp.

Deborah L. Dennis	69	Senior Vice President, Chief Customer Officer and Chief HR Officer

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

James A. Greer	63	Executive Vice President and Chief Operating Officer

James A. Greer has served as our Executive Vice President since March 2018 and as Chief Operating Officer since October 2011. Mr. Greer previously served as our Senior Vice President and Chief Operating Officer from October 2011 until March 2018. From October 2007 until October 2011, he served as our Senior Vice President, Asset Management and Engineering and in such role was responsible for the development of strategies, policies and plans for optimizing the value and performance of electric delivery systems and related assets. From 2004 to 2007, Mr. Greer served a similar role as our Vice President. Since joining Oncor’s predecessor in 1984, Mr. Greer has held a number of leadership positions within Oncor and its predecessors and affiliates in such areas as engineering, operations and governmental relations. Mr. Greer is a registered Professional Engineer in the State of Texas and is a member of the Texas Society of Professional Engineers.

Angela Y. Guillory	52	Senior Vice President, Human Resources & Corporate Affairs

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

Matthew C. Henry	54	Senior Vice President, General Counsel & Secretary

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

Malia Hodges	46	Senior Vice President and Chief Information Officer

Malia Hodges has served as our Senior Vice President since February 2020 and as our Chief Information Officer since March 2018, and in such role is responsible for Oncor’s technology function, including cybersecurity. Ms. Hodges previously served a similar role as our Vice President and Chief Information Officer from March 2018 until February 2020. From January 2014 to March 2018, Ms. Hodges served as Director, Technology Program Management Office and in such role was responsible for the strategic execution of Oncor’s technology investment portfolio and organizational change management activities. Prior to joining Oncor in 2014, Ms. Hodges was a management consultant at Sendero Business Services, L.P., where she advised clients, including Oncor, on the implementation of various strategic technology and customer engagement initiatives. Ms. Hodges has experience in technology, management consulting, organizational design and change management, global delivery and operations management, business process design and digital grid operations.

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

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation Table (our Named Executive Officers) were compensated in 2023. In 2023, our Named Executive Officers, as well as their current titles, were:

Name	Title
E. Allen Nye, Jr.	Chief Executive (CEO)
Don J. Clevenger	Senior Vice President and Chief Financial Officer
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer
James A. Greer	Executive Vice President and Chief Operating Officer
Matthew C. Henry	Senior Vice President, General Counsel and Secretary

Role of the Organization and Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs. The O&C Committee met five times in 2023.

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

The O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation (base salary, annual incentives and long-term incentives) for our executive officers, from time to time as it deems appropriate. The O&C Committee conducted such compensation reviews in the fourth quarter of 2023. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance and responsibilities of the executives and both the competitive market analysis and peer group comparisons of executive compensation provided by a compensation consultant engaged by the O&C Committee. The O&C Committee evaluates the CEO’s performance and obtains the input of the CEO on the performance of executive officers other than the CEO. The CEO assesses the performance of each executive in light of the executive’s business unit and function and presents a performance evaluation and total direct compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis and peer group comparisons in making his recommendations to the O&C Committee. The O&C Committee determines the total direct compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

Following the completion of each fiscal year, the O&C Committee (1) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (2) certifies the performance results for incentive payments for performance periods that ended on December 31 of the previous fiscal year. In connection with the annual determination of the incentive awards to be paid to our executive officers other than the CEO, the CEO conducts an annual performance review of each executive officer and evaluates each executive’s performance for the recently completed fiscal year relative to the corporate goals and objectives for such fiscal year set by the O&C Committee. The CEO then makes recommendations to the O&C Committee with respect to these individuals regarding whether an individual performance modifier should be applied to such executive officer’s annual incentive compensation. The O&C Committee also annually evaluates the CEO’s performance in light of the goals and objectives set by the O&C Committee for the CEO for the previous fiscal year. After considering this evaluation, as well as the CEO’s recommendations with respect to the other executive officers, the O&C Committee determines any individual performance modifiers to be applied to the annual incentive award payout for each executive officer.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate our executives appropriately for their contribution to the attainment of key strategic objectives and to strongly align the interests of our executives, owners, and customers through both short-term and long-term performance goals. We believe that:

•Levels of executive compensation should be based upon an evaluation of the performance of our business (particularly through operational metrics) and the individual executive, as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk, industry and performance to us;

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

•Basing incentive compensation largely on the satisfaction of company operational metrics with the goal of motivating performance towards improving the services we provide our customers; and

•Creating value for our owners and promoting the long-term performance of the company.

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•Base salary;

•Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Electric Delivery Company LLC Ninth Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

•Long-term incentives through awards under the Oncor Electric Delivery Company LLC Long-Term Incentive Plan as amended and restated effective December 31, 2022 (Long-Term Incentive Plan);

•Deferred compensation and retirement plans through (1) the opportunity to participate in a participant-directed defined contribution qualified savings plan (thrift plan) and a salary deferral program (Salary Deferral Program) and receive certain company matching contributions, (2) a defined benefit retirement plan and a supplemental retirement plan, and (3) an employer-paid subsidy for health care coverage upon the executive’s retirement from Oncor for executives hired prior to January 1, 2002;

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

Compensation Consultant

The O&C Committee engaged PricewaterhouseCoopers LLP (PricewaterhouseCoopers) as its compensation consultant from 2014 to July 2023 to advise and report to the O&C Committee on executive compensation and certain director fee matters. PricewaterhouseCoopers and its affiliates also provide consulting and related services to Oncor with respect to human resources, tax, internal audit, compliance and other matters. In mid-2023, the O&C Committee initiated a competitive request for proposal process for compensation consultants. Following the completion of that process, the O&C Committee engaged Meridian Compensation Partners, LLC (Meridian) as its new compensation consultant beginning in August 2023 to advise and report on executive compensation and compensation with respect to our Disinterested Directors and non-executive Chairman of the board of directors, including providing an analysis of competitive market survey data and a peer group comparison to the O&C Committee, as discussed in more detail under “—Compensation Benchmarking and Market Data” below. Meridian also provides consulting services to Oncor related to non-executive officer compensation.

Compensation Benchmarking and Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to the executive’s individual performance and Oncor’s operational performance, we also seek to set our executive compensation program in a manner that is competitive with both the competitive market analysis and peer group comparisons prepared for the O&C Committee by the O&C Committee’s compensation consultant in order to promote retention of key personnel and to attract high-performing executives from outside our company. As a result, the O&C Committee annually conducts a compensation benchmarking review of our executive officers.

October 2022 Competitive Market Analysis and Peer Group Comparison

In the fourth quarter of 2022, the O&C Committee assessed total direct compensation of our executives against a number of companies in the utility industry, including transmission/distribution utilities and fully integrated utilities, using both competitive market survey data and peer group comparisons prepared by PricewaterhouseCoopers. For purposes of the 2022 assessment, PricewaterhouseCoopers completed a competitive market analysis of executive compensation for the O&C Committee in October 2022. This competitive market analysis involved a review of competitive market survey data from a nationally recognized energy services executive compensation report for 2022 using our size (based on our 2021 annual revenues) and our industry (utilities; energy sector), and a review of each of our executives’ total direct compensation against similarly situated executives within that competitive market survey group. For purposes of the competitive market analysis, PricewaterhouseCoopers adjusted the competitive market survey data upward or downward as they deemed appropriate to reflect the increased or decreased scope of duties of certain Oncor executives as compared to similarly situated executives within the competitive market survey group, including upward adjustments to the survey data applied to each of Messrs. Clevenger and Henry and Ms. Dennis to reflect their additional responsibilities versus comparable positions. In addition, to better reflect our competitive position versus the market, the long-term incentive competitive market survey data was adjusted by PricewaterhouseCoopers to include a premium to approximate the value difference after three years between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers. The competitive market survey data was also aged from the reporting date to January 1, 2023, using an annual rate of 4.0%, which was the projected increase factor for 2022 for officers and executives based on a nationally recognized salary budget survey. The PricewaterhouseCoopers competitive market analysis compared the compensation elements for each of our executives to the 50th percentile of the adjusted competitive market survey data with respect to base salary, target total cash compensation (base salary and target cash annual incentives) and target total direct compensation (base salary, target cash annual incentives and long-term incentives). The PricewaterhouseCoopers competitive market analysis also compared the target cash annual incentives and long-term incentives for each of our executives to the 50th and 75th percentiles of the adjusted competitive market survey data.

In addition to the competitive market analysis for utilities in the national marketplace, PricewaterhouseCoopers also provided publicly available data for a subset of these utilities, a peer group of transmission/distribution utility companies as well as fully integrated utility companies based on relevant industry classification codes and filters identifying companies similar to Oncor based on business operations, revenue, and other objective criteria, including potential competition for talent. PricewaterhouseCoopers recommended keeping the companies from the 2021 peer group for the 2022 peer group. Oncor’s size, based on 2021 revenues, was in the 47th percentile of this peer group. PricewaterhouseCoopers provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation with respect to the chief executive officer, chief financial officer, chief operating officer, general counsel and three highest paid executives (excluding the chief executive officer and chief financial officer) at each of the 2022 peer group companies (to the extent such data was available), along with comparisons of each such executive to the comparable Oncor executive using regression analysis based on Oncor’s revenue size, the addition of a premium to reflect the value difference between the cash long-term incentives we offer our executives and the equity long-term incentives offered by most of our peers, and the addition of a premium on the general counsel role to reflect the additional scope of responsibilities held by our general counsel. For purposes of the peer group review, one-time payments granted pursuant to an offer letter and one-time retention bonuses were disregarded. The peer group consisted of 15 companies, all of which were used in PricewaterhouseCoopers’ 2021 study:

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

October 2023 Competitive Market Analysis and Peer Group Comparison

In the fourth quarter of 2023, the O&C Committee assessed total direct compensation of our executives using a competitive market analysis prepared by Meridian. The competitive market analysis included (i) a review of publicly-available market data from a custom group of peer utilities (peer group comparison), (ii) a review of 2023 survey data from a nationally recognized data provider based on organizations in the energy sector with annual revenues between $3 billion and $6 billion (the energy survey data), and (iii) a review of 2023 survey data from the same nationally recognized data provider based on organizations from all industries with annual revenues between $3 billion and $6 billion (the general industry survey data), and, to the extent available for each, a review of each of our executives’ total direct compensation against similarly situated executives within each survey group.

The approach to the peer group selection was based on (i) global industry classification standards, (ii) companies similar to Oncor based on revenues, assets, operating income and number of employees, and (iii) other operational attributes, including regulated entities, number of customers, number of states serviced, capital expenditures, public pay disclosure and organizational structure. Meridian recommended removing two companies (American Electric Power Co., Inc. and Cleco Power LLC) that were included in our 2022 peer group from the 2023 peer group. In addition, Meridian recommended adding four additional companies to the 2023 peer group (Atmos Energy Corporation, Entergy Corporation, PPL Corporation and Puget Sound Energy). The addition of these new peers adds additional companies similarly-sized to Oncor that represent Oncor’s competition for executive talent. Oncor’s size, based on 2022 revenues, was in the 47th percentile of this peer group. Meridian provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation at each of the 2023 peer group companies (to the extent such data was available) with respect to the chief executive officer, chief financial officer, general counsel, and rank matches for the second and fifth highest paid executive officers. Rank matches, reflecting roles at peer group companies similarly situated in terms of being the second highest paid executive, in the case of Mr. Greer, and the fifth highest paid executive, in the case of Ms. Dennis, were used due to the small sample size of reported data for chief operating officer and chief human resources officer roles by our peer group. The peer group consisted of 17 companies for 2023:

Alliant Energy	Consolidated Edison, Inc.	OGE Energy Corp.
Ameren Corp.	Entergy Corporation	Pinnacle West Capital
Atmos Energy Corporation	Evergy Inc.	Portland General Electric
Avangrid Inc.	Eversource Energy	PPL Corporation
CenterPoint Energy, Inc.	IdaCorp Inc.	Puget Sound Energy
CMS Energy Corp.	ITC Holdings Corp.

For purposes of the competitive market analysis, Meridian adjusted the energy survey data and general industry survey data, collectively, the survey data, upward or downward as they deemed appropriate to reflect the increased or decreased scope of duties of certain Oncor executives as compared to similarly situated executives within the applicable survey group, including upward adjustments to the survey data applied to Ms. Dennis and Mr. Henry to reflect their additional responsibilities versus comparable positions. The survey data for all participants was regressed to $5.336 billion in annual revenue and was also aged from the reporting date to January 1, 2024, using an annual rate of 4.0%, which was the projected increase factor for 2024 for officers and executives based on a nationally recognized salary budget survey. The peer group comparison was unadjusted.

The Meridian competitive market analysis compared the compensation elements for each of our executives to the 25th, 50th and 75th percentiles of the adjusted survey data, to the extent available, with respect to base salary, target annual incentives, target total cash compensation (base salary and target annual incentives), long-term incentives and target total direct compensation (base salary, target annual incentives and long-term incentives). The Meridian competitive market analysis also compared Oncor’s compensation that is considered “at-risk” (annual incentives and long-term incentives) to general market data provided by Meridian.

The O&C Committee reviewed and considered the 2023 competitive market analysis, along with individual performance and responsibilities, when determining total direct compensation, as well as each element of total direct compensation. For each executive, the O&C Committee considered total direct compensation, including target payouts under annual and long-term incentive awards, at the 25th, 50th and 75th percentiles of the energy survey data and the peer group comparison, to the extent available, for that executive’s position.

As described further below, after consideration of the Meridian studies and each executive’s individual performance and responsibilities, in October 2023 the O&C Committee increased the base salaries of all Named Executive Officers effective November 26, 2023. In December 2023, the O&C Committee increased short-term and long-term target incentive percentages of all Named Executive Officers for performance periods beginning on or after January 1, 2024, reflecting consideration of the Meridian studies and each executive’s individual performance. These target incentive changes did not impact awards previously granted or awards earned in 2023, including awards payable in 2024.

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

As part of its review of total direct compensation for our executive officers, the O&C Committee reviews and determines executive officers’ base salaries periodically as it deems appropriate. The periodic review includes the O&C Committee’s review of the most recent competitive market analysis of our executive compensation and comparison to our peer group. Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, and makes recommendations to the O&C Committee regarding any salary changes for those individuals. The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

The 2023 competitive market analysis prepared by Meridian indicated that the base salary of Ms. Dennis was below the 50th percentile of the adjusted energy survey data for her position. For Ms. Dennis and Mr. Henry, whose roles involve responsibilities in addition to the duties traditionally associated with the chief human resources officer and general counsel, respectively, the energy survey data included the addition of a premium to address their respective additional responsibilities. These additional responsibilities consist of chief customer officer duties for Ms. Dennis and oversight of regulatory affairs, risk, and environmental, social, and governance matters for Mr. Henry. The base salaries of Messrs. Nye, Greer, Clevenger, and Henry were near the 50th percentile of the adjusted energy survey data for their respective positions. After considering the results of the 2023 competitive market analysis and individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 26, 2023, as described below.

Annual Base Salary for Named Executive Officers

The annual base salaries of our Named Executive Officers at December 31, 2023 were as follows:

Name	Current Title	At December 31, 2023 (1)
E. Allen Nye, Jr.	Chief Executive	$1,202,000
Don J. Clevenger	Senior Vice President and Chief Financial Officer	$ 685,000
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer	$ 509,000
James A. Greer	Executive Vice President and Chief Operating Officer	$ 697,000
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$ 684,000

__________

(1)Annual base salaries were increased effective November 26, 2023 as follows: Mr. Nye increased from $1,145,000 to $1,202,000; Mr. Clevenger increased from $652,000 to $685,000; Ms. Dennis increased from $476,000 to $509,000; Mr. Greer increased from $664,000 to $697,000; and Mr. Henry increased from $651,000 to $684,000.

Executive Annual Incentive Plan

The O&C Committee and our CEO are responsible for administering the Executive Annual Incentive Plan. The award targets under the Executive Annual Incentive Plan are established on a company-wide basis and the O&C Committee seeks to set these targets at performance challenging levels. The O&C Committee determines annual target award percentages for executives based on executive responsibilities and performance goals, an evaluation of the most recent competitive market analysis conducted by the O&C Committee’s compensation consultant at such time (with respect to the 2023 plan year, PricewaterhouseCoopers, and the 2024 plan year, Meridian), and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance of each executive against the goals of the executive’s business unit and function and reviews the competitive market analysis. Executive Annual Incentive Plan awards are based on a target payout, which is set as a percentage of a participant’s annualized base salary and is based on both the performance of Oncor and individual participant performance. The annual incentive target payout for each executive for 2023 plan year awards was based on the O&C Committee’s review of the executive’s responsibilities and consideration of the 50th percentile of the target total direct compensation of executives with similar responsibilities from the 2022 competitive market analysis and, where available, peer group comparison provided to the O&C Committee by the O&C Committee’s compensation consultant.

For 2023, the O&C Committee used five metrics to determine a final funding percentage. The metrics the O&C Committee established for 2023 reflect its belief that annual incentives should be based on achievement of metrics that are strategic to the company and also benefit our customers. The purpose of these metrics is to promote enhancement of our services to customers. The table below sets forth these metrics in further detail.

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

Operational Efficiency	Based on the achievement of targeted operation and maintenance expense (O&M) and sales, general and administrative expense (SG&A) levels determined on a per customer cost basis.	Promotes lower rates for our customers by keeping O&M and SG&A low. For executives, this metric also promotes operating within annual O&M and SG&A budgets.

Infrastructure Readiness	Measured by a metric based on capital expenditure per three-year average kW peak; expressed as a cumulative percentage.

Promotes enhanced service to our customers by focusing on the improvement of our facilities through achievement of the capital plan. For executives, this metric also promotes operating in a disciplined fashion to achieve the capital expenditure budget.

Net Income Growth	Measures the actual percentage of net income growth on a weather-normalized basis, excluding certain items outside of the ordinary course of business	Promotes financially disciplined growth across our company.

Safety and reliability metrics are measured based on company performance as compared generally to certain utility industry operating companies, operational efficiency is measured based on operating within the annual O&M and SG&A budgets, and infrastructure readiness is measured based on making the requisite capital expenditures per kW in accordance with the budgeted amount. The O&C Committee set the safety and reliability performance threshold and superior levels as amounts to be calculated based on industry performance in order to better accomplish Oncor’s goal of being an industry leader in these areas, with an aspirational safety goal set to reflect goals management would like the company to strive to achieve. The O&C Committee included a net income growth metric for 2023 measuring the actual percentage of net income growth (weather normalized and excluding certain items outside of the ordinary course of business as approved by the O&C Committee) during the year, using the adjusted net income for the 2022 fiscal year as the baseline value and the adjusted net income for the 2023 fiscal year as the ending value. The net income metric promotes financially disciplined growth across our company and is sometimes referred to as a net income growth adder. For additional information regarding the weighting of these metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2023 table below.

For 2023, the final funding percentage was 132.8% based on the performance levels achieved for these metrics. For more information on this calculation and the performance under each metric, see the narrative immediately following the Grants of Plan-Based Awards – 2023 table below.

To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of annualized base salary, is multiplied by the final funding percentage and any individual performance modifier the O&C Committee elects to apply to an executive. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include new or unexpected responsibilities, company achievement of operational or other measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2023 plan year awards. The final funding percentage for awards under the plan cannot exceed 150% for 2023 plan year awards, and 200% for plan years beginning in 2024. It is the intent of the O&C Committee to administer the plan so that application of any individual performance modifiers (which under the plan may be plus or minus 50%) would not result in payouts of more than 150% of target award for 2023 plan year awards and 200% for 2024 plan year awards. However, the O&C Committee has discretion in how it administers the plan and could adjust payout maximums as it deems necessary.

The following table provides a summary of the 2023 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2023 Annual Incentives (Payable in 2024) for Named Executive Officers

Name	Target Payout Opportunity (% of Base Salary)	Target Award ($ Value)	Actual Award ($)(1)	Actual Award (% of Target)
E. Allen Nye, Jr.	100%	1,149,750	1,526,868	132.8%
Don J. Clevenger	65%	425,587	565,180	132.8%
Deborah L. Dennis	65%	311,187	413,256	132.8%
James A. Greer	65%	433,387	575,538	132.8%
Matthew C. Henry	65%	424,937	564,316	132.8%

__________

(1)Actual awards reflect the applicable target award multiplied by the final funding percentage of 132.8%. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2023 plan year awards.

Long-Term Incentives

The purpose of our long-term incentive program, which currently consists of the Long-Term Incentive Plan, is to promote the long-term interests and growth of Oncor by attracting and retaining management and other key personnel. Our long-term incentive program was developed to enable us to be competitive in our compensation practices. It was also developed to reflect our belief that the opportunity to benefit from the positive long-term performance of the company motivates our management to work towards the long-term success of our business and align management’s interests with those of our customers and owners.

The Long-Term Incentive Plan encourages retention of executive officers and other key employees by stipulating performance periods of generally 36 months. We believe that these multi-year performance periods encourage participants to strive for the long-term, sustained success of the company. The nature of the performance targets also ensures that participants strive towards the applicable performance goals.

Our board of directors delegated administration of the Long-Term Incentive Plan to the O&C Committee. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The plan provides for cash awards to be paid after completion of a performance period based on achievement of certain stated performance goals. A performance period under the Long-Term Incentive Plan is the 36-month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion. The initial participants for each performance period shall be determined by the O&C Committee within a reasonable period of time after the commencement date of a performance period, but in no event later than six months after the commencement date of such performance period; although additional participants for a performance period may be determined by the O&C Committee after the selection of initial participants for that performance period. Performance goals consist of one or more specific performance objectives established by the O&C Committee in its discretion within a reasonable period of time after the commencement date of a performance period, but in no event later than six months after the commencement of the applicable performance period. Performance goals may be designated with respect to the company as a whole or one or more operating units. Performance goals may also be determined on an absolute basis or on the basis of internal goals, levels attained in prior years, other companies or indices, or as ratios expressing relationships between two or more performance goals. For 2023 grants, the O&C Committee set the performance targets on a company-wide basis and at levels it believes are performance challenging.

The long-term incentive target payout for each executive for awards granted in 2023 was set so that the target total direct compensation was near the 50th percentile of the target total direct compensation for executives with similar responsibilities among the 2022 competitive market analysis group (with a 25% premium included in the 2022 competitive market survey data to reflect the approximate value difference between our cash grants and the long-term equity grants issued by most of our peer group).

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2023 for the 2023-2025 performance period consist of: (1) the aggregate weighted operational performance goal percentage consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding certain items outside of the ordinary course of business as approved by the O&C Committee) during the performance period, using the adjusted net income for the 2022 fiscal year as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value. The safety and reliability metrics are sometimes referred to as the operational metrics or operational performance goals, and the net income growth metric is sometimes referred to as the net income growth adder. For additional information regarding the weighting of the operational metrics, see the narrative immediately following the Grants of Plan-Based Awards – 2023 table below.

The O&C Committee set the safety and reliability performance threshold and superior levels based on industry performance, with an aspirational safety goal set to reflect management’s goals, as it believed performance over the measurement period for those metrics is consistent with the company’s strategic objectives. The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific operational metric of 50%, 150% and 200%, respectively. Once the threshold level has been achieved, actual results between each level result in a funding percentage based on the percentage of the next, higher level achieved, determined on a straight-line interpolation basis. Based on the weighting for each of the safety and reliability metric, an aggregate weighted operational performance goal percentage is determined.

The final funding percentage for long-term incentive awards granted in 2023 is the sum of the aggregate weighted operational performance goal percentage and the net income growth adder. The amount of each Long-Term Incentive Plan award granted is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

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

For a more detailed description of the Long-Term Incentive Plan, including the long-term incentive awards granted in 2021 and the actual performance levels achieved for the 2021-2023 performance period, refer to the narrative that follows the Grants of Plan-Based Awards – 2023 table below.

Long-Term Incentive Awards Granted in 2023 with a 2023 – 2025 Performance Period (Payable in 2026)

The following table provides a summary of the target awards granted to each Named Executive Officer in April 2023. All awards under the Long-Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April 1 of the year following the last year of the performance period. For target awards granted in 2023, awards are payable on or before April 1, 2026.

2023 Target Long-Term Incentive Award Grants (Payable in 2026) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	4,122,000
Don J. Clevenger	1,206,200
Deborah L. Dennis	495,040
James A. Greer	1,228,400
Matthew C. Henry	958,272

Long-Term Incentive Awards Granted in 2021 with a 2021 – 2023 Performance Period (Payable in 2024)

In February 2024, the O&C Committee certified the level of attainment of performance goals established for long-term incentive awards granted in 2021 with a performance period that ended on December 31, 2023. Pursuant to the terms of the 2021 long-term incentive awards, the amount of each award was determined based on the product of the final funding percentage for long-term incentive awards granted in 2021 certified by the O&C Committee in February 2024 and the target opportunity dollar amount stated in the award agreement granted to each individual. The final funding percentage is the sum of the aggregate weighted operational performance goal percentage and the net income growth adder. For long-term incentive awards granted in 2021, this final funding percentage was 138.2%, resulting in the long-term incentive awards as set forth below for the Named Executive Officers. See “—Compensation Tables—Long-Term Incentive Plan—2021 Grants of Long-Term Incentive Awards” for a discussion of the performance metrics and the performance goals achieved for the 2021-2023 performance period that were certified by the O&C Committee.

2021 - 2023 Performance Period Long-Term Incentive Awards (Payable in 2024) for Named Executive Officers in Office at December 31, 2023

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	4,982,110
Don J. Clevenger	1,390,638
Deborah L. Dennis	609,407
James A. Greer	1,511,010
Matthew C. Henry	1,177,862

In accordance with the terms of the plan, these amounts will be paid to the Named Executive Officers prior to April 1, 2024.

For a more detailed description of the Long-Term Incentive Plan, refer to the narrative that follows the Grants of Plan-Based Awards – 2023 table below.

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

Salary Deferral Program

Oncor executive officers are eligible to participate in a Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their salary deferrals. Executives can currently defer up to 50% of their base salary and up to 85% of any annual incentive award. At the executive officer’s option, the deferral period can be set for seven years, until retirement or a combination of both. Oncor generally matches 100% of deferrals up to 8% of base salary deferred under the program. Oncor does not match deferred annual incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor (as defined in the Salary Deferral Program). The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven-year vesting period forfeit our matching contribution to the program.

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into a Salary Deferral Program participant’s account. Discretionary contributions made into a Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

Refer to the narrative that follows the Nonqualified Deferred Compensation – 2023 table below for a more detailed description of the Salary Deferral Program.

Thrift Plan

All eligible employees of Oncor may contribute a portion of their regular salary or wages to the thrift plan and Oncor matches a portion of an employee’s contributions. This matching contribution is 75% of the employee’s contribution up to 6% of the employee’s base salary for employees covered under the traditional defined benefit component of the Oncor Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s base salary for employees covered under the cash balance component of the Oncor Retirement Plan. All matching contributions are invested in thrift plan investments as directed by the participant and are immediately vested. For a more detailed description of the thrift plan, see Note 9 to Financial Statements.

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

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. Perquisites do not include personal use of company property or services for which we are reimbursed for the incremental cost to the company of personal use. In addition, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability insurance, as well as certain other health and welfare benefits, which are generally made available to all employees at the company. We also provide automatic medical contributions of up to $500 for any employee who participates in an Oncor medical plan option, as well as wellness incentives for employees and their spouses completing certain health and wellness-related activities and challenges, up to an aggregate amount of $2,300 in 2023. These contributions and wellness incentives are made available to all employees at the company and as a result are not included in the Summary Compensation Table.

The following is a summary of benefits offered to our executive officers that are not available to all employees. For a description of the total incremental cost to the company of perquisites for each of our Named Executive Officers, refer to Footnote 3 in the Summary Compensation Table below.

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

Compensatory Agreements and Discretionary Bonuses

The O&C Committee has from time to time approved retention and performance bonus agreements for certain executives. No such agreements were in effect during 2023. In addition to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, the O&C Committee also has the ability to award discretionary bonuses to executives in its discretion to recognize individual achievements. No such discretionary bonuses were awarded to our Named Executive Officers with respect to performance for the year ended December 31, 2023.

Individual Named Executive Officer Compensation

CEO Compensation

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2023. Mr. Nye is our CEO.

Base Salary: Mr. Nye’s base salary was increased effective November 26, 2023 from $1,145,000 to $1,202,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2023 Competitive Market Analysis and Peer Group Comparison.”

Annual Incentives: The O&C Committee awarded Mr. Nye $1,526,868 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2023, reflecting the result of Oncor’s overall performance as well as Mr. Nye’s individual performance for the year 2023. The O&C Committee evaluated his overall leadership of the company, particularly his management of the company through significant ongoing growth, record summer temperatures and other significant weather events, the company’s comprehensive base rate review, the Texas legislative sessions, as well as his continued focus on company diversity, equity, and inclusion efforts. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2023 table and related narrative below.

Long-Term Incentives: In 2023, Mr. Nye was granted a Long-Term Incentive Plan target award of $4,122,000 for the performance period of January 1, 2023 through December 31, 2025. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2026. In February 2024, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2021 for the January 1, 2021 – December 31, 2023 performance period. Mr. Nye’s Long-Term Incentive Plan award for the 2021-2023 performance period is $4,982,110 and will be paid on or before April 1, 2024. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2023 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2023. Mr. Clevenger is our Senior Vice President and Chief Financial Officer.

Base Salary: Mr. Clevenger’s base salary was increased effective November 26, 2023 from $652,000 to $685,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2023 Competitive Market Analysis and Peer Group Comparison.”

Annual Incentive: The O&C Committee awarded Mr. Clevenger $565,180 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2023, reflecting the result of Oncor’s overall performance as well as Mr. Clevenger’s individual performance for the year 2023. The O&C Committee and our CEO evaluated his leadership overseeing the overall financial performance and financial strategy of the company, particularly given the continued growth of the company, regulatory uncertainty regarding the outcome of the company’s base rate review during 2023, challenges in 2023 due to rising interest rates, inflation, supply chain pressures, broader economic uncertainty and market volatility, and a competitive labor market. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2023 table and related narrative below.

Long-Term Incentives: In 2023, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $1,206,200 for the performance period of January 1, 2023 through December 31, 2025. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2026. In February 2024, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2021 for the

January 1, 2021 – December 31, 2023 performance period. Mr. Clevenger’s Long-Term Incentive Plan award for the 2021-2023 performance period is $1,390,638 and will be paid on or before April 1, 2024. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2023 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

The following is a summary of Ms. Dennis’ individual compensation for 2023. Ms. Dennis is our Senior Vice President, Chief Customer Officer and Chief HR Officer.

Base Salary: Ms. Dennis’ base salary was increased effective November 26, 2023 from $476,000 to $509,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2023 Competitive Market Analysis and Peer Group Comparison.”

Annual Incentive: The O&C Committee awarded Ms. Dennis $413,256 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2023, reflecting the result of Oncor’s overall performance as well as Ms. Dennis’ individual performance for the year 2023. The O&C Committee and our CEO evaluated her performance in overseeing the company’s employee and labor matters, including management of the company’s hiring and retention strategy in an increasingly competitive labor market, continued focus on employee engagement and diversity, equity, and inclusion efforts, as well as stakeholder engagement, community affairs and customer-related matters. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2023 table and related narrative below.

Long-Term Incentives: In 2023, Ms. Dennis was granted a Long-Term Incentive Plan target award of $495,040 for the performance period of January 1, 2023 through December 31, 2025. Actual awards will be based on the Company’s achievement of approved performance goals and are payable on or before April 1, 2026. In February 2024, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2021 for the January 1, 2021 – December 31, 2023 performance period. Ms. Dennis’ Long-Term Incentive Plan award for the 2021-2023 performance period is $609,407 and will be paid on or before April 1, 2024. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2023 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2023. Mr. Greer is our Executive Vice President and Chief Operating Officer.

Base Salary: Mr. Greer’s base salary was increased effective November 26, 2023 from $664,000 to $697,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2023 Competitive Market Analysis and Peer Group Comparison.”

Annual Incentive: The O&C Committee awarded Mr. Greer $575,538 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2023, reflecting the result of Oncor’s overall performance as well as Mr. Greer’s individual performance for the year 2023. The O&C Committee and our CEO evaluated his leadership overseeing the complex operations of Oncor’s entire transmission and distribution system, including managing growth of the system while continuing to focus on reliability and safety and leading the operational implementation of the largest annual capital expenditure budget in the company’s history, as well as management of Oncor’s transmission and distribution system during significant weather events, including a significantly warmer than normal summer, during which ERCOT reached several new records for peak demand. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2023 table and related narrative below.

Long-Term Incentives: In 2023, Mr. Greer was granted a Long-Term Incentive Plan target award of $1,228,400 for the performance period of January 1, 2023 through December 31, 2025. Actual awards will be based on the company’s achievement of approved performance goals and are payable on or before April 1, 2026. In February 2024, the O&C

Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2021 for the January 1, 2021 – December 31, 2023 performance period. Mr. Greer’s Long-Term Incentive Plan award for the 2021-2023 performance period is $1,511,010 and will be paid on or before April 1, 2024. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2023 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

Matthew C. Henry

The following is a summary of Mr. Henry’s individual compensation for 2023. Mr. Henry is our Senior Vice President, General Counsel and Secretary.

Base Salary: Mr. Henry’s base salary was increased effective November 26, 2023 from $651,000 to $684,000 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2023 Competitive Market Analysis and Peer Group Comparison.”

Annual Incentive: The O&C Committee awarded Mr. Henry $564,316 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2023, reflecting the result of Oncor’s overall performance as well as Mr. Henry’s individual performance for the year 2023. The O&C Committee and our CEO evaluated his leadership over all legal, regulatory and governmental affairs matters affecting Oncor, which significantly increased in 2023 due to his oversight of the company’s comprehensive base rate review and the Texas legislative sessions. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2023 table and related narrative below.

Long-Term Incentives: In 2023, Mr. Henry was granted a Long-Term Incentive Plan target award of $958,272 for the performance period of January 1, 2023 through December 31, 2025. Actual awards will be based on Oncor’s achievement of approved performance goals and are payable on or before April 1, 2026. In February 2024, the O&C Committee certified the results of performance goals for Long-Term Incentive Plan awards granted in 2021 for the January 1, 2021 – December 31, 2023 performance period. Mr. Henry’s Long-Term Incentive Plan award for the 2021-2023 performance period is $1,177,862 and will be paid on or before April 1, 2024. See “—Compensation Elements—Long-Term Incentives” above and the Grants of Plan-Based Awards – 2023 table and related narrative below for additional information on the Long-Term Incentive Plan and target awards.

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

We believe these payments, to be triggered upon meeting the criteria above, provide incentive for executives to fully consider potential changes that are in the best interest of Oncor and our owners, even if those changes would result in the executives’ termination. We also believe it is important to have a competitive change in control program to attract and retain the caliber of executives that our business requires and to foster an environment of relative security within which we believe our executives will be able to focus on achieving company goals.

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

Jeffrey W. Martin

Luis J. Saenz

W. Kelvin Walker

Steven J. Zucchet

The information contained herein under the heading “Organization and Compensation Committee Report” is not to be deemed to be “soliciting material” or “filed” with the SEC pursuant to Section 407(e)(5) of SEC Regulation S-K.

Compensation Committee Interlocks and Insider Participation

Messrs. Mack, Martin, Saenz, Walker and Zucchet each served as members of our O&C Committee during 2023. In addition, Mr. Dunning served as a member of the O&C Committee until his resignation from our board of directors on March 8, 2023. Two of our O&C Committee members, Mr. Martin and Mr. Zucchet, are not classified as Disinterested Directors under the standards set forth in the LLC Agreement. Mr. Martin is the chairman, chief executive officer and president of Sempra, and was designated to serve on our board of directors by Sempra (through Oncor Holdings). Mr. Zucchet is employed by OMERS Infrastructure Management Inc., an affiliate of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company. Mr. Zucchet was designated to serve on our board of directors by Texas Transmission. No member of the O&C Committee is or has ever been one of our officers or employees.

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

COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the aggregate compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2023, 2022 and 2021 in which they served as a Named Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
E. Allen Nye, Jr.
Chief Executive	2023	1,149,750	-	6,508,978	230,435	151,458	8,040,621
	2022	1,085,417	-	6,182,635	4,396	143,266	7,415,714
	2021	1,034,167	-	4,563,272	108,664	163,883	5,869,986
Don J. Clevenger
Senior Vice President & Chief Financial Officer	2023	654,750	-	1,955,818	140,073	99,618	2,850,259
	2022	618,083	-	1,955,474	-	88,246	2,661,803
	2021	578,333	-	1,358,229	46,188	83,450	2,066,200
Deborah L. Dennis
Senior Vice President, Chief Customer Officer & Chief HR Officer	2023	478,750	-	1,022,663	624,989	81,821	2,208,223
	2022	451,250	-	931,908	-	77,406	1,460,564
	2021	426,083	-	751,908	494,847	75,250	1,748,088
James A. Greer
Executive Vice President & Chief Operating Officer	2023	666,750	-	2,086,548	772,151	90,768	3,616,217
	2022	629,167	-	2,118,478	-	82,276	2,829,921
	2021	593,917	-	1,611,423	1,651,389	89,110	3,945,839
Matthew C. Henry
Senior Vice President, General Counsel & Secretary	2023	653,750	-	1,742,178	78,443	80,807	2,555,178
	2022	617,083	-	1,761,719	19,544	69,168	2,467,514
	2021	581,917	-	1,452,404	60,441	80,001	2,174,763

______________

(1)Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, as described in the Grants of Plan-Based Awards – 2023 table below. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month performance period. Long-Term Incentive Plan amounts in this column for 2023 represent awards to be paid in 2024 that were earned by the executive for the 2021-2023 performance period. The below table reflects the amounts paid with respect to each plan’s performance period ending on December 31, 2023.

Name	Executive Annual Incentive Plan ($)	Long-Term Incentive Plan ($)
E. Allen Nye, Jr.	1,526,868	4,982,110
Don J. Clevenger	565,180	1,390,638
Deborah L. Dennis	413,256	609,407
James A. Greer	575,538	1,511,010
Matthew C. Henry	564,316	1,177,862

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

(3)Amounts reported as “All Other Compensation” for 2023 are attributable to the executive’s receipt of certain compensation as described in the following table:

2023 All Other Compensation Components for Named Executive Officers

Name	Thrift Plan Company Match ($)(a)	Salary Deferral Program Company Match ($)(b)	Perquisites ($)(c)	Total ($)
E. Allen Nye, Jr.	19,347	91,980	40,131	151,458
Don J. Clevenger	18,235	52,380	29,003	99,618
Deborah L. Dennis	14,890	38,300	28,631	81,821
James A. Greer	14,512	53,340	22,916	90,768
Matthew C. Henry	18,238	52,300	10,269	80,807

______________

(a)Amounts represent company matching amounts under our thrift plan. For a more detailed description of the thrift plan, see “—Compensation Elements—Deferred Compensation and Retirement Plans—Thrift Plan.”

(b)Amounts represent company matching amounts under the Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation – 2023 table below for a more detailed description of the Salary Deferral Program.

(c)Amounts reported under this column represent the aggregate amount of incremental cost to Oncor for the perquisites received by each Named Executive Officer, minus any reimbursed amounts. These incremental costs consist of (i) executive physicals and related health tests for each of Messrs. Nye, Clevenger and Greer, (ii) financial planning services for each of Messrs. Nye and Greer and Ms. Dennis, (iii) country club/luncheon club dues for Messrs. Nye, Clevenger and Henry and Ms. Dennis, and (iv) entertainment tickets and parking passes for each of Messrs. Nye, Clevenger and Henry and Ms. Dennis. For a summary discussion of the perquisites offered to our executive officers, see “—Compensation Elements—Perquisites and Other Benefits.”

Grants of Plan-Based Awards – 2023

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2023.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	574,875	1,149,750	1,724,625
Long-Term Incentive Plan (2)	2,061,000	4,122,000	6,183,000
Don J. Clevenger
Executive Annual Incentive Plan (1)	212,793	425,587	638,380
Long-Term Incentive Plan (2)	603,100	1,206,200	1,809,300
Deborah L. Dennis
Executive Annual Incentive Plan (1)	155,593	311,187	466,780
Long-Term Incentive Plan (2)	247,520	495,040	742,560
James A. Greer
Executive Annual Incentive Plan (1)	216,693	433,387	650,080
Long-Term Incentive Plan (2)	614,200	1,228,400	1,842,600
Matthew C. Henry
Executive Annual Incentive Plan (1)	212,468	424,937	637,405
Long-Term Incentive Plan (2)	479,136	958,272	1,437,408

________________

(1)The amounts reported reflect the threshold, target, and maximum amounts available under the Executive Annual Incentive Plan. The O&C Committee set performance levels and metrics for the plan and individual target amounts in April 2023 and final award payout amounts were determined by the O&C Committee in February 2024. The actual awards for the 2023 plan year will be paid in March 2024 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Threshold payout amounts for the Executive Annual Incentive Plan reflect the minimum final funding percentage of 50% multiplied by the target award. Maximum payout amounts for the Executive Annual Incentive Plan reflect a final funding percentage of 150% multiplied by the target award. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2023 plan year awards. The Executive Annual Incentive Plan provides that the final funding percentage for awards under the plan cannot exceed 150%. It is the intent of the O&C Committee to administer the plan so that application of any individual performance modifiers (which under the plan may be plus or minus 50%) would not result in payouts of more than 150% of target award. However, the O&C Committee has discretion in how it administers the plan and could adjust payout maximums as it deems necessary.

(2)The amounts reported reflect the threshold, target, and maximum amounts available for award grants made in 2023 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in April 2023 and any final awards will be payable on or before April 1, 2026 based on achievement of performance goals for the 2023-2025 performance period, as discussed in more detail below under “—Long-Term Incentive Plan.” Under the Long-Term Incentive Plan, threshold payout amounts reflect the minimum final funding percentage of 50% multiplied by the target award. Under the Long-Term Incentive Plan, maximum payout amounts are limited to 150% of the target award. Actual awards for the 2021-2023 performance period will be paid on or before April 1, 2024 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Executive Annual Incentive Plan 2023 Awards

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

For 2023, the O&C Committee used the five metrics set forth below to determine a final funding percentage. The metrics the O&C Committee established for 2023 reflect its belief that annual incentives should be based on achievement of metrics that are strategic to the company and also benefit our customers. The purpose of these metrics is to promote enhancement of our services to customers. The table below sets forth these metrics in further detail.

Metrics	Description
Safety	Number of employee injuries using a DART rate with a modifier for fatalities resulting from a safety violation

Reliability	Non-storm SAIDI, which measures the average number of minutes electric service is interrupted per customer in a year on a non-storm, weather normalized basis

Operational Efficiency	Based on the achievement of targeted O&M and SG&A levels determined on a per customer cost basis

Infrastructure Readiness	Measured by a metric based on capital expenditure per three-year average kW peak; expressed as a cumulative percentage

Net Income Growth	Measures the actual percentage of net income growth on a weather-normalized basis, excluding certain items outside of the ordinary course of business

For further information on the metrics, see “—Compensation Elements—Executive Annual Incentive Plan.”

The O&C Committee determined the weighting of each of those metrics within the final funding percentage and, where applicable, the threshold, target, superior, and/or aspirational performance goals for each metric. The achievement of certain threshold, target, superior and aspirational performance levels, where applicable, results in funding for a specific metric of 50%, 100%, 150%, and 200%, respectively. For determining the achievement of the metrics in the foregoing manner, failure to achieve the threshold level, if applicable, for any metric results in 50% funding for that specific metric. Once the threshold level has been achieved, actual results between each level result in a funding percentage based on the percentage of the next, higher level achieved, determined on a straight-line interpolation basis (up to 150% for achievement of the superior performance level and, where applicable, 200% for achievement of the aspirational performance level). The O&C Committee included the net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding certain items outside of the ordinary course of business as approved by the O&C Committee) during the year, using the adjusted net income for the 2022 fiscal year as the baseline value and the adjusted net income of 2023 fiscal year as the ending value. The net income metric promotes financially disciplined growth across our company. The Executive Annual Incentive Plan provides that the final funding percentage will not be greater than 150% nor less than 50%. It is the intent of the O&C Committee to administer the Executive Annual Incentive Plan so that application of any individual performance modifiers (which under the plan may be plus or minus 50%) would not result in payouts of more than 150% of target award. However, the O&C Committee has discretion in how it administers the Executive Annual Incentive Plan and could adjust payout maximums as it deems necessary.

For 2023, the weighting, actual results and funding percentages under the Executive Annual Incentive Plan were as follows:

Goal	Weighting	Threshold(1)	Target(2)	Superior(3)	Aspirational(4)	Actual Results	Funding Percentage(5)
Safety
DART(6)	40%	0.92	N/A	0.32	0.00	0.35	58.0%
Reliability (measured in minutes)
Non-storm SAIDI (minutes)(7)	40%	96.3	N/A	64.8	N/A	70.0	53.4%
Operational Efficiency – O&M Cost Per Customer (measured in $ per customer)
O&M and SG&A Per Customer(8)	10%	$220.85	$216.61	<=$212.36	N/A	$219.27	6.9%
Infrastructure Readiness
Capital expenditures per three-year average kW peak	10%	95.00%, 105.00%	97.00%, 103.00%	98.00%, 102.00%	N/A	102.73%	11.4%
Plus:
Net Income Growth Adder – Growth Rate ‘23-‘24(9)
	2022 Baseline:			$844.3 million		$870.8	3.1%

		Final Funding Percentage					132.8%

________________

(1)Achievement up to the threshold metric level results in funding of 50% of the available funding percentage for that specific metric.

(2)Achievement of the target metric level results in funding of 100% of the available funding percentage for that specific metric.

(3)Achievement of the superior metric level results in funding of 150% of the available funding percentage for that specific metric.

(4)Achievement of the aspirational metric level results in funding of 200% of the available funding percentage for that specific metric.

(5)Funding percentage is calculated using actual results and taking into account any applicable modifiers.

(6)DART threshold, superior and aspirational performance goals were set by the O&C Committee in April 2023 as industry average, industry top quartile, and 0.00, respectively. In February 2024, the O&C Committee certified the threshold and superior performance goal amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry DART rates for 2018-2022.

(7)Non-storm SAIDI threshold and superior goals were set by the O&C Committee in April 2023 as the Oncor service area 2023 PUCT reliability standard in accordance with 16 Texas Administrative Code § 25.52 and the midpoint between the 2023 top quartile and 2023 top decile industry non-storm SAIDI performance, respectively. In February 2024, the O&C Committee certified the threshold and superior performance goal amounts, with the superior amount being calculated based on a projected linear trend utilizing certain industry non-storm SAIDI performance for 2018-2022.

(8)In its calculations of this metric, the O&C Committee excluded from both goals and results regulatory mandated cost of service expenses, energy efficiency expenses, third-party network transmission fees (which are recovered through tariff adjustments), excess costs of grid studies and services (which are recovered from requesting third parties), and a one-time write-off resulting from the PUCT’s final order in our comprehensive base rate review.

(9)For purposes of the net income growth adder, the 2022 baseline set by the O&C Committee was our 2022 net income adjusted for weather and excludes certain pension and OPEB costs, special project costs, certain spending that was accelerated into 2022 to offset expense pressure anticipated in 2023 and the tax effect of certain adjusted items. The 2023 net income approved by the O&C Committee was adjusted for weather, excludes certain pension and OPEB costs and a one-time write-off resulting from the PUCT’s final order in our comprehensive base rate review, and includes a downward adjustment to reflect the effects of an initiative to accelerate spending in 2022 to offset expense pressure in 2023.

To calculate an executive officer’s actual award amount, the executive officer’s target award, which is computed as a percentage of annualized base salary, is multiplied by the final funding percentage and any individual performance modifier the O&C Committee elects to apply to an executive. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include new or unexpected responsibilities, company achievement of operational measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2023 plan year awards.

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

2023 Grants of Long-Term Incentive Awards

The O&C Committee determined that the performance goals used for the Long-Term Incentive Plan awards granted in 2023 for the 2023-2025 performance period consist of: (1) the aggregate weighted operational performance goal percentage consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding extraordinary items outside of the ordinary course of our business as approved by the O&C Committee) during the performance period, using the adjusted net income for the 2022 fiscal year as the baseline value and the adjusted net income of the final year of the three year performance period as the ending value.

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

2023 - 2025 Performance Period (awards granted in 2023, payable in 2026)
Weighting	Performance Metric	Performance Goal(1)(2)
45%	Safety – measured by DART (average rate)	Threshold:	Industry Average
		Superior:	Industry Top Quartile
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI (minutes)	Threshold:	Oncor’s PUCT System Reliability Standard –288.9
		Superior:	Midpoint between Top Quartile and Top Decile SAIDI
		Aspirational:	N/A
Plus:
Actual %	Net Income Growth Adder – Growth Rate ‘22-‘25(3)
		2022 Baseline:	$844.3 million

__________

(1)For the years 2023 and 2024 in the performance period, industry performance will be determined by the O&C Committee using industry performance data for each respective year. For 2025, industry performance will be calculated based on a projected linear trend utilizing industry rates for 2020-2024.

(2)The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific operational metric of 50%, 150% and 200%, respectively.

(3)The net income growth adder is calculated as the actual percentage in net income growth from the 2022 baseline through 2025, weather-normalized and excluding extraordinary items outside of the ordinary course of our business as approved by the O&C Committee. The 2022 net income set by the O&C Committee was adjusted for weather and excludes certain pension and OPEB costs, special project costs, certain spending that was accelerated into 2022 to offset expense pressure anticipated in 2023 and the tax effect of certain adjusted items.

The final funding percentage for long-term incentive awards granted in 2023 is the sum of the aggregate weighted operational performance goal percentage and the net income growth adder percentage. The amount of each Long-Term Incentive Plan award is then determined based on the product of the final funding percentage, multiplied by the target opportunity dollar amount stated in each individual award letter.

Certification of performance goal amounts and performance goal achievement will be determined by the O&C Committee in the first quarter of 2026.

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

In February 2024, the O&C Committee certified the performance goal amounts and the level of attainment of performance goals established for long-term incentive awards granted in 2021 with a performance period that ended on

December 31, 2023. The performance goals achieved for the 2021-2023 performance period was certified by the O&C Committee as follows:

2021 - 2023 Performance Period (awards granted in 2021, payable in 2024)
Weighting	Performance Metric	Performance Goal(3)		Actual	Achievement(4)
45%	Safety – measured by DART; (average rate)(1)	Threshold:	0.89	0.32	68.2%
		Superior:	0.33
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI (minutes)(2)	Threshold:	288.9	223.5	54.6%
		Superior:	197.4
		Aspirational:	N/A
Plus:
Actual %	Net Income Growth Adder – Growth Rate ‘20-‘23(5)
		2020 Baseline:	$754.8 million	$870.8	15.4%

Final Funding Percentage					138.2%

__________

(1)DART threshold, superior, and aspirational performance goals were set by the O&C Committee in February 2021 as industry average, industry top quartile, and 0.00, respectively. For the years 2021 and 2022 in the performance period, industry performance for the performance goals was determined using actual industry results for each respective year. For 2023, industry performance for the performance goals was calculated based on a projected linear trend utilizing industry rates for 2018-2022. In February 2024, the O&C Committee certified the threshold and superior performance goal amounts.

(2)Non-storm SAIDI threshold and superior performance goals were set by the O&C Committee in February 2021 as the Oncor service area 2021-2023 PUCT reliability standard in accordance with 16 Texas Administrative Code § 25.52 and the sum of the average of the annual industry non-storm SAIDI top quartile performance and the annual industry non-storm SAIDI top decile performance for each of 2021-2023, respectively. For the years 2021 and 2022 in the performance period, industry performance for the performance goals was determined using actual industry results for each respective year. For 2023, industry performance for the performance goals was calculated based on a projected linear trend utilizing industry rates for 2018-2022. In February 2024, the O&C Committee certified the superior performance goal amount.

(3)The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific operational metric of 50%, 150% and 200%, respectively.

(4)Achievement reflects actual performance after taking into account applicable modifiers.

(5)For purposes of the net income growth adder, the 2020 baseline set by the O&C Committee was our 2020 net income adjusted for weather and excludes certain pension and OPEB costs, special project costs and the tax effect of certain adjusted items. The 2023 net income approved by the O&C Committee was adjusted for weather, excludes certain pension and OPEB costs and a one-time write-off resulting from the PUCT’s final order in our comprehensive base rate review, and includes a downward adjustment to reflect the effects of an initiative to accelerate spending in 2022 to offset expense pressure in 2023.

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

The Long-Term Incentive Plan defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the PUCT approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the LLC Agreement).

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

As the administrator of the Long-Term Incentive Plan, the O&C Committee has the authority to prescribe, amend and rescind rules and regulations relating to the plan, determine the terms and conditions of any awards and make all other determinations deemed necessary or advisable for the administration of the plan. The O&C Committee has broad discretion under the plan and may delegate to one or more officers of the company the authority to grant Long-Term Incentive Plan awards to employees who are not executive officers. The O&C Committee may at any time terminate, alter, amend or suspend the Long-Term Incentive Plan and any awards granted pursuant to it, subject to certain limitations. In the event of a change in control, the O&C Committee may, in its discretion, terminate the plan and cancel all outstanding and unpaid awards, except that in the event of a termination of the plan in connection with a change in control, participants will be entitled to receive the payout as described above. Payments under the Long-Term Incentive Plan are separate from, and would be in addition to, any payments available under the Change in Control Policy or Severance Plan.

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits in connection with, or following, the retirement of our Named Executive Officers for the fiscal year ended December 31, 2023:

Name	Plan Name	Number of Years Accredited Service(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(2)
E. Allen Nye, Jr.	Oncor Retirement Plan	12.00	188,599	-
	Supplemental Retirement Plan	12.00	751,489	-
Don J. Clevenger	Oncor Retirement Plan	18.67	293,967	-
	Supplemental Retirement Plan	18.67	391,228	-
Deborah L. Dennis	Oncor Retirement Plan	44.08	4,076,421	-
	Supplemental Retirement Plan	44.08	1,849,779	-
James A. Greer	Oncor Retirement Plan	38.50	2,825,388	-
	Supplemental Retirement Plan	38.50	6,142,119	-
Matthew C. Henry	Oncor Retirement Plan	4.75	76,545	-
	Supplemental Retirement Plan	4.75	163,958	-

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

(2)While no payments were made to the Named Executive Officers under the Supplemental Retirement Plan in 2023, distributions were made from Messrs. Nye, Clevenger and Henry’s accounts in December 2023 to pay required Federal Insurance Contributions Act (FICA) taxes with respect to the participant’s respective accrued benefit in the cash balance component of the plan. Those FICA taxes were paid directly to the taxing authorities through payroll withholding and thus are not reported here.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2023 to Ms. Dennis and Mr. Greer, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Messrs. Nye, Clevenger, and Henry, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2023 of each Named Executive Officer’s Oncor Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2023. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been and may continue to be modified to address the applicable requirements under Section 409A of the Code and related guidance.

The present value of accumulated benefits for the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under either the Oncor Retirement Plan or Supplemental Retirement Plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 55% will elect a 100% joint and survivor annuity and 45% will elect a single life annuity. Post-retirement mortality was based on the Pri-2012 amounts weighted mortality table projected generationally from 2012 with scale MP-2021. A discount rate of 4.76% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.5% and then discounted back to December 31, 2023, at 4.76%. For married executives, it is assumed that 90% will elect a lump sum, 5% will elect a joint and survivor annuity and 5% will elect a single life annuity. Post-retirement mortality for annuity recipients was based on the Pri-2012 amounts-weighted mortality table projected generationally from 2012 with scale MP-2021. No pre-retirement mortality or turnover assumptions were applied.

The present values of accumulated benefits for the Supplemental Retirement Plan as of December 31, 2023 for Messrs. Nye, Clevenger and Henry were offset by permissible distributions made on December 30, 2023 to taxing authorities to satisfy FICA taxes.

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

Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable upon the later of (i) a fully vested participant’s separation from service or (ii) the date a fully vested participant would have achieved ten years of accredited service if the participant had remained in continuous employment and not experienced a separation of service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan. However, for either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable as soon as reasonably practical and within 90 days following a separation of service if the lump sum present value of the participant’s total vested benefit amount is less than the dollar amount under the applicable provision of the Code ($22,500 in 2023). Benefits under the Supplemental Retirement Plan are only available to our executive officers and other specified key employees.

Nonqualified Deferred Compensation – 2023

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2023:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Salary Deferral Program	91,980	91,980	231,019	(126,090)	1,374,954
Don J. Clevenger
Salary Deferral Program	52,380	52,380	128,110	(123,082)	821,668
Deborah L. Dennis
Salary Deferral Program	38,300	38,300	245,362	-	1,667,145
James A. Greer
Salary Deferral Program	53,340	53,340	154,300	(148,956)	910,495
Matthew C. Henry
Salary Deferral Program	52,300	52,300	75,409	-	624,019

_______________

(1)Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.

(2)Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.

(3)$169,567, $95,713, $70,187, $97,847 and $95,920 represent company match awards for 2021 and 2022 for Mr. Nye, Mr. Clevenger, Ms. Dennis, Mr. Greer, and Mr. Henry, respectively, which are included as compensation in the Summary Compensation Table in the applicable year earned.

Salary Deferral Program

Under the Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program ($152,240 for the program year beginning January 1, 2023) may elect to defer up to 50% of annual base salary and/or up to 85% of any bonus or incentive award. This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of base salary deferred under the Salary Deferral Program. Oncor does not match deferred bonus or incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor. The definitions of “cause,” “change in control,” and “good reason” are substantially consistent with the same definitions in the Change in Control Policy, see “—Potential Payments upon Termination or Change in Control—Change in Control Policy.” Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination of employment including due to retirement, voluntary, for cause, death, disability, without cause, or termination after a change in control of Oncor for good reason or without cause. The amounts shown below for our current Named Executive Officers assume that such a termination of employment and/or change in control occurred on December 31, 2023.

In 2023, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below. In addition to the provisions of those plans, the Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause, death, disability, retirement at the age of 62 or later, or termination for good reason following a change in control. The amounts listed in the tables below regarding the Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from termination without cause, death, disability, retirement at the age of 62 or later or a termination for good reason following the occurrence of a change in control. Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation – 2023 table above. For a more detailed discussion of the Salary Deferral Program, see the Nonqualified Deferred Compensation – 2023 table and the narrative following such table.

Messrs. Nye, Clevenger and Henry participate in the cash balance component of the Oncor Retirement Plan and as a result can elect to receive their Oncor Retirement Plan benefits as a lump sum upon separation of service with the company. In addition, since Messrs. Nye, Clevenger and Henry are fully vested, each would receive their Supplemental Retirement Plan benefits as a lump sum upon such separation of service. Ms. Dennis and Mr. Greer participate in the traditional defined benefit component of the Oncor Retirement Plan, and both are eligible to retire upon termination of employment as a result of meeting the age and service requirements, without their retirement benefits being subject to any payment reduction.

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

1. Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	5,853,249	8,204,999
Executive Annual Incentive Plan	-	-	1,149,750	1,149,750	-	-
Salary Deferral Program(3)	-	-	687,477	687,477	687,477	687,477
Long-Term Incentive Plan(4)	3,605,000	-	7,567,381	7,567,381	7,567,381	7,567,381

Health & Welfare
− Medical/COBRA	-	-	-	-	70,128	70,128
− Dental/COBRA	-	-	-	-	4,247	4,247
Outplacement Assistance	-	-	-	-	40,000	40,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$3,605,000	$-	$9,404,608	$9,404,608	$14,222,482	$16,574,232

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

(4)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan.

2. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	1,110,587	3,757,348
Executive Annual Incentive Plan	-	-	425,587	425,587	-	-
Salary Deferral Program(3)	-	-	410,558	410,558	410,558	410,558
Long-Term Incentive Plan(4)	1,006,250	-	2,165,758	2,165,758	2,165,758	2,165,758
Health & Welfare
− Medical/COBRA	-	-	-	-	46,752	46,752
− Dental/COBRA	-	-	-	-	2,832	2,832
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$1,006,250	$-	$3,001,903	$3,001,903	$3,761,487	$6,408,248

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

(4)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan.

3. Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	-	1,125,673	1,951,561
Executive Annual Incentive Plan(3)	311,187	-	-	311,187	311,187	-	-
Salary Deferral Program(4)	-	-	-	-	-	-	-
Long-Term Incentive Plan(5)	916,846	440,960	-	916,846	916,846	916,846	916,846

Health & Welfare
− Medical/COBRA	-	-	-	-	-	31,872	31,872
− Dental/COBRA	-	-	-	-	-	1,872	1,872
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	$1,228,033	$440,960	$-	$1,228,033	$1,228,033	$2,101,263	$2,927,151

_________________

(1)Reflects amounts payable pursuant to the Severance Plan.

(2)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.

(3)Under the Executive Annual Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Ms. Dennis has met these requirements, a termination of her employment other than for death or disability would be treated as a retirement under the plan.

(4)Ms. Dennis is fully vested in the Salary Deferral Program as a result of her eligibility to retire under the Oncor Retirement Plan upon termination of employment, and therefore no additional vesting would occur as a result of any termination of her employment.

(5)Under the Long-Term Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Ms. Dennis has met these requirements, a termination of her employment other than for death or disability would be treated as a retirement under the plan. Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan.

4. Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	-	1,300,173	3,824,548
Executive Annual Incentive Plan(3)	433,387	-	-	433,387	433,387	-	-
Salary Deferral Program(4)	-	-	-	-	-	-	-
Long-Term Incentive Plan(5)	2,273,805	1,093,350	-	2,273,805	2,273,805	2,273,805	2,273,805

Health & Welfare
− Medical/COBRA	-	-	-	-	-	46,752	46,752
− Dental/COBRA	-	-	-	-	-	2,791	2,791
Outplacement Assistance	-	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-	-
Totals	$2,707,192	$1,093,350	$-	$2,707,192	$2,707,192	$3,648,521	$6,172,896

_________________

(1)Reflects amounts payable pursuant to the Severance Plan.

(2)Reflects amounts payable pursuant to the Change in Control Policy. Cash severance amount reflects both the cash severance payment and pro rata target bonus amount payable pursuant to that policy.

(3)Under the Executive Annual Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Mr. Greer has met these requirements, a termination of his employment other than for death or disability would be treated as a retirement under the plan.

(4)Mr. Greer is fully vested in the Salary Deferral Program as a result of his eligibility to retire under the Oncor Retirement Plan upon termination of employment, and therefore no additional vesting would occur as a result of any termination of his employment.

(5)Under the Long-Term Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Mr. Greer has met these requirements, a termination of his employment other than for death or disability would be treated as a retirement under the plan Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan.

5. Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause(1)	Without Cause or For Good Reason in Connection with Change in Control(2)

Cash Severance	-	-	-	-	1,108,937	3,751,748
Executive Annual Incentive Plan	-	-	424,937	424,937	-	-
Salary Deferral Program(3)			312,009	312,009	312,009	312,009
Long-Term Incentive Plan(4)	852,288	-	1,773,410	1,773,410	1,773,410	1,773,410

Health & Welfare
− Medical/COBRA	-	-	-	-	46,752	46,752
− Dental/COBRA	-	-	-	-	2,832	2,832
Outplacement Assistance	-	-	-	-	25,000	25,000
Tax Gross-Up	-	-	-	-	-	-
Totals	$852,288	$-	$2,510,356	$2,510,356	$3,268,940	$5,911,751

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

(4)Amounts reported reflect the combined amount of outstanding grants to the executive under the Long-Term Incentive Plan.

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

The Change in Control Policy defines a change in control as any one or more of the following events: (i) the acquisition, in one transaction or a series of transactions, of direct or indirect ownership of the equity of Oncor or Sempra that, together with the equity held by such person or group, constitutes more than 50% of the total fair market value, total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor’s equity by a wholly-owned subsidiary of Sempra; (ii) the acquisition, during any 12-month period, by any person or group, in one transaction or a series of transactions, of direct or indirect equity of Oncor or Sempra that constitutes 30% or more of the total fair market value, the total direct or indirect voting power, or the direct or indirect beneficial ownership of Oncor or Sempra, other than any acquisition of Oncor equity by a wholly-owned subsidiary of Sempra; (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of transactions) of all, or substantially all, of Oncor’s assets, other than to a wholly-owned subsidiary of Sempra; (iv) the consummation of a transaction for which the PUCT approved a transfer or change of control (operational or otherwise) of Oncor; or (v) a material change to the terms of the Approved Ring Fence (as defined in the LLC Agreement).

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

The Change in Control Policy attaches a form of an agreement and release that each executive is required to sign prior to receipt of benefits under the Change in Control Policy, and such form of agreement and release contains a one-year non-solicitation period and provisions regarding confidentiality and non-disparagement. For a period of one year after a termination contemplated by the policy, a participant may not recruit, solicit, induce, encourage or in any way cause any employee, consultant or contractor engaged by Oncor or any affiliate to terminate his or her relationship with Oncor. The Change in Control Policy may be amended by our board of directors or a duly authorized committee of our board of directors at any time, except that any amendments that adversely affects the benefits available to eligible participants cannot be made within 24 months of a change in control or while the company is in the process of negotiating a potential transaction or event which, if consummated, would constitute a change in control.

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

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative that follows the Grants of Plan-Based Awards – 2023 table.

Salary Deferral Program

For information concerning vesting upon a change of control and termination for good reason, see the narrative that follows the Nonqualified Deferred Compensation – 2023 table.

CEO Pay Ratio for Fiscal Year 2023

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2023, as shown in the Summary Compensation Table above, was $8,040,621.

The median Oncor employee’s annual total compensation in 2023 (other than Mr. Nye) was $181,514, calculated using the same methodology as used in the calculation of the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor thrift plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2023 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2023 was 44:1, when calculated in a manner consistent with Item 402(u) of Regulation S-K.

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

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2024, the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor. In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

•We base both annual and long-term incentive compensation largely on the satisfaction of company operational metrics with the goal of motivating performance towards improving the services we provide our customers.

•Our annual cash incentive programs for both executives and non-executives are subject to maximum payout levels, which help avoid excessive total compensation and reduce the incentive to engage in unnecessarily risky behavior.

•We place an emphasis on individual, non-financial performance metrics in determining individual compensation amounts through annual incentive performance modifiers that can adjust awards upward or downward, which provides management (in the case of non-executive employees) and the O&C Committee (in the case of executive employees) the discretion in certain situations to adjust compensation downward if behaviors are not consistent with Oncor’s business values and objectives.

•Long-term incentives for eligible employees under the Long-Term Incentive Plan are measured over three years to ensure employees have significant value tied to the long-term performance of the company.

•We have internal controls over financial reporting and other financial, operational and compliance policies and practices designed to keep our compensation programs from being susceptible to manipulation by any employee, including our executive officers. These policies and practices include having the O&C Committee acting as the plan administrator for both the Executive Annual Incentive Plan and the Long-Term Incentive Plan.

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

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2023, other than E. Allen Nye, Jr., whose compensation from Oncor is discussed in “—Compensation Discussion and Analysis” and “—Compensation Tables.” Mr. Nye did not receive any compensation for his service on our board of directors.

Name	Total Fees Earned or Paid in Cash ($)
Thomas M. Dunning (1)	70,000
Robert A. Estrada (2)	273,750
Printice L. Gary (3)	266,250
William T. Hill, Jr. (4)	66,250
Margaret S.C. Keliher (5)	191,250
Timothy A. Mack (6)	271,875
Jeffrey W. Martin (7)	—
Trevor I. Mihalik (8)	—
Helen M. Newell (9)	—
Alice L. Rodriguez (10)	253,750
Luis J. Saenz (11)	191,250
Robert S. Shapard (12)	353,750
W. Kelvin Walker (13)	253,750
Steven J. Zucchet (14)	—

_______________

(1)Mr. Dunning’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for the first quarter of 2023 for serving as a member of our board of directors and (ii) $7,500 for the first quarter of 2023 for serving as our Lead Disinterested Director. Mr. Dunning resigned from our board of directors effective March 8, 2023 in connection with our LLC Agreement requirement that two Disinterested Directors roll off our board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance—Director Appointments” for more information. Mr. Dunning’s “Total Fees Earned or Paid in Cash” does not reflect $10,000 contributed by Oncor in 2023 after Mr. Dunning retired from our board of directors to Catch Up & Read, a non-profit organization. The contribution was made by Oncor in honor of Mr. Dunning in appreciation of his service on our board of directors. Mr. Dunning is a member of the board of directors of Catch Up & Read.

(2)Mr. Estrada’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for the first quarter of 2023 (of which $3,750 was attributable that quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $62,500 for the second and third quarters of 2023 for serving as a member of our board of directors, (iii) $66,250 for the last quarter of 2023 for serving as a member of our board of directors, and (iv) $5,000 for each quarter of 2023 for serving as chair of the Audit Committee of our board of directors.

(3)Mr. Gary’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for each of the first three quarters of 2023 (of which $3,750 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $66,250 for the last quarter of 2023 (of which $3,975 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (iii) $3,750 for the second and third quarters of 2023 for serving as chair of the Governance and Sustainability Committee of our board of directors, and (iv) $5,000 for the last quarter of 2023 for serving as chair of the Governance and Sustainability Committee of our board of directors.

(4)Mr. Hill’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for the first quarter of 2023 (of which $3,750 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $3,750 for the first quarter of 2023 for serving as chair of the Governance and Sustainability Committee of our board of directors. Mr. Hill resigned from our board of directors effective March 8, 2023 in connection with our LLC Agreement requirement that two Disinterested Directors roll off our board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance—Director Appointments” for more information. Mr. Hill’s “Total Fees Earned or Paid in Cash” does not reflect $10,000 contributed by Oncor in 2023 after Mr. Hill retired from our board of directors to Mercy Street Dallas, a non-profit organization. The contribution was made by Oncor in honor of Mr. Hill in appreciation of his service on our board of directors. Mr. Hill’s son founded Mercy Street and served as its Executive Director until January 2018.

(5)Ms. Keliher’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for each of the second and third quarters of 2023 (of which $3,750 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $66,250 for the last quarter of 2023 (of which $3,975 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(6)Mr. Mack’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for each of the first three quarters of 2023 (of which $3,750 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $66,250 for the last quarter of 2023 (of which $3,975 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (iii) $4,375 for each of the first three quarters of 2023 for serving as chair of the O&C Committee of our board of directors, and (iv) $5,000 for the last quarter of 2023 for serving as chair of the O&C Committee of our board of directors.

(7)Mr. Martin is a member director who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018. As a member director, Mr. Martin does not receive any compensation from Oncor for serving as a member of our board of directors.

(8)Mr. Mihalik served as a member of our board of directors from March 2020 until January 1, 2024. Mr. Mihalik was designated to serve on our board of directors by Sempra (through Oncor Holdings) and as a member director did not receive any compensation from Oncor for serving on our board of directors.

(9)Ms. Newell is a member director who was designated to serve on our board of directors by Texas Transmission in July 2019. As a member director, Ms. Newell does not receive any compensation from Oncor for serving as a member of our board of directors.

(10)Ms. Rodriguez’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for each of the first three quarters of 2023 (of which $3,750 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $66,250 for the last quarter of 2023 (of which $3,975 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(11)Mr. Saenz’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for each of the second and third quarters of 2023 (of which $3,750 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $66,250 for the last quarter of 2023 (of which $3,975 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(12)Mr. Shapard’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for each of the first three quarters of 2023 (of which $3,750 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $66,250 for the last quarter of 2023 (of which $3,975 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $25,000 for each quarter of 2023 (of which $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings) for serving as non-executive Chairman of our board of directors. Mr. Shapard, who retired as Oncor’s CEO in 2018, receives certain payments from Oncor attributable to his prior service as an employee under the Salary Deferral Program as well as certain healthcare premium reimbursements pursuant to our previous executive change in control policy. As these payments are attributable solely to his previous employment as an officer and are not related to his service as a director, these amounts are not included in this table as director compensation.

(13)Mr. Walker’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $62,500 for each of the first three quarters of 2023 (of which $3,750 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $66,250 for the last quarter of 2023 (of which $3,975 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(14)Mr. Zucchet is a member director who was designated to serve on our board of directors by Texas Transmission in November 2008. As a member director, Mr. Zucchet does not receive any compensation from Oncor for serving as a member of our board of directors.

The O&C Committee determines director compensation for the Disinterested Directors on our board of directors and our non-executive Chairman of the board of directors. All director fees are paid quarterly, in arrears. Each Disinterested Director and our non-executive Chairman receive a fee for serving on our board of directors. In addition, the chair of each committee, our non-executive Chairman, and for the first quarter of 2023 while the position existed, our Lead Disinterested Director each receive additional fees for serving in such roles. For the first three quarters of 2023 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $62,500, of which amount $3,750 for each of the directors who also served on the board of directors of Oncor Holdings during one or more of such first three quarters was attributable, based on the quarters served, to each such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. For the last quarter of 2023 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $66,250, of which amount $3,975 for each of the directors who also served on the board of directors of Oncor Holdings in the last quarter of 2023 was attributable to each such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. In addition, the chair of the Audit Committee (Mr. Estrada) received an additional $5,000 quarterly fee, the chair of the Governance & Sustainability Committee (Mr. Hill for the first quarter and Mr. Gary for the remaining quarters) received an additional $3,750 quarterly fee for the first three quarters and an additional $5,000 quarterly fee for the last quarter, and the chair of the O&C Committee (Mr. Mack) received an additional $4,375 quarterly fee for the first three quarters and an additional $5,000 quarterly fee for the last quarter for the extra responsibilities associated with each such positions. For the first quarter of 2023 while the position existed, our Lead Disinterested Director (Mr. Dunning) received an additional $7,500 quarterly fee for the additional duties associated with that position. For each quarter of 2023, our non-executive Chairman (Mr. Shapard) received an additional $25,000 quarterly fee for the additional duties associated with that position (of which amount $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings).

In October 2023, the O&C Committee reviewed Meridian’s competitive market analysis of the fees received by our Disinterested Directors, our non-executive Chairman, and our committee chairs using the same peer group used in the October 2023 analysis of executive compensation. See “—Overview—Compensation Benchmarking and Market Data— October 2023 Competitive Market Analysis and Peer Group Comparison” for a description of this peer group. As a result of this review, the O&C Committee increased the fee received by (i) the Disinterested Directors and our non-executive

Chairman to $66,250 per quarter, (ii ) the chair of the Governance and Sustainability Committee to $5,000 per quarter, and (iii) the chair of the O&C Committee to $5,000 per quarter to reflect the 50th percentile of fees paid by companies in the peer group, effective as of the quarter beginning October 1, 2023.

Our LLC Agreement provides that each of Sempra and Texas Transmission has the right to designate two member directors to serve on our board of directors. None of those four member director positions receives compensation from us for service as a director. Mr. Nye, our CEO, does not receive compensation for his service as a director. For a description of the independence standards applicable to our Disinterested Directors, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2023, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor.

Security Ownership of Equity Interests of Oncor by Certain Beneficial Owners and Management

The following table lists the number of limited liability company membership interests (LLC Units) of Oncor beneficially owned at February 26, 2024 by the holders of more than 5% of our LLC Units (based on information made available to Oncor), our current directors and the Named Executive Officers listed in “Item 11. Executive Compensation—Summary Compensation Table.” See also “Items 1 and 2. Business and Properties—Ring-Fencing Measures” and Note 1 to Financial Statements for a discussion of the various ring-fencing measures that have been taken to enhance the separateness between us and entities with ownership interests in us. As a result of these measures, holders of our LLC Units do not control us, and the ring-fencing measures limit their ability to direct our management, policies and operations.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sempra (a)	509,587,500	80.25%
Texas Transmission Investment LLC (b)	125,412,500	19.75%
Name of Director or Named Executive Officer
Justin C. Bird (c)	―	―
Don J. Clevenger	―	―
Deborah L. Dennis	―	―
Robert A. Estrada	―	―
Printice L. Gary	―	―
James A. Greer	―	―
Matthew C. Henry	―	―
Margaret S. C. Keliher	―	―
Timothy A. Mack	―	―
Jeffrey W. Martin (d)	―	―
Helen M. Newell (e)	―	―
E. Allen Nye, Jr.	―	―
Alice L. Rodriguez	―	―
Luis J. Saenz	―	―
Robert S. Shapard	―	―
W. Kelvin Walker	―	―
Steven J. Zucchet (f)	―	―
All current directors and executive officers as a group (21 persons)	―	―

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

(c)	Mr. Bird is executive vice president of Sempra. Mr. Bird does not have voting or investment power over, and disclaims beneficial ownership of, the LLC Units beneficially owned by Sempra.

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

2.the transaction is approved by the Disinterested Directors; or

3.the transaction involves compensation approved by the O&C Committee of the board of directors.

For purposes of this policy, the term “related person” means any related person pursuant to Item 404 of Regulation S-K of the Securities Act, except for transactions with Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), which transactions are subject to restrictions set forth in our LLC Agreement.

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

The related person transactions policy described above also does not apply to Sempra and its subsidiaries and affiliates (other than the Oncor Ring-Fenced Entities), which are subject to restrictions set forth in our LLC Agreement. Our LLC Agreement requires that we maintain an arm’s-length relationship with the Sempra and its affiliates (other than the Oncor Ring-Fenced Entities) or any other direct or indirect equity holders of Oncor or Oncor Holdings, consistent with the PUCT’s rules applicable to Oncor, and only enter into transactions with Sempra and its affiliates (other than the Oncor Ring-Fenced Entities) that are both (i) on a commercially reasonable basis, and (ii) if such transaction is material, approved by (a) a majority of the members of our board of directors, and (b) prior to a Trigger Event (as defined in our LLC Agreement), the directors appointed by Texas Transmission, at least one of whom must be present and voting in order to approve the transaction.

Related Party Transactions

Operation Agreement With Sharyland

Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT, Inc., we entered into an operation agreement with Sharyland pursuant to which we provide certain operation services to them at cost with no markup or profit. We provided Sharyland with approximately $659,000 worth of services pursuant to this agreement in 2023. Sempra holds an indirect 50% indirect in Sharyland Holdings, L.P., the parent of Sharyland.

Our LLC Agreement requires that any material transactions with Sempra and its subsidiaries and affiliates (other than the Oncor Ring-Fenced Entities) be approved by a majority of our board of directors and the directors appointed by Texas Transmission present and voting, provided that at least one director appointed by Texas Transmission must be present and voting. The operation agreement was approved by our board of directors, including the directors appointed by Texas Transmission, who were both present and voting.

Tax Sharing Arrangements

We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission, and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Financial Statements under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the unlikely event such amounts are not paid under the tax sharing agreement, it is probable that they would be reimbursed to rate payers.

At December 31, 2023, we had $23 million net payables to members under the agreement. It consisted of a current Texas margin tax payable to Sempra totaling $27 million and federal income taxes receivable totaling $4 million ($3 million receivable from Sempra and $1 million receivable from Texas Transmission).

We made net in lieu of income tax payments of $137 million (including $87 million and $22 million in federal income tax-related payments to Sempra and Texas Transmission, respectively, and $28 million in Texas margin tax-related payments to Sempra) in the year ended December 31, 2023.

LLC Agreement of Oncor

In March 2018, in connection with the closing of the Sempra Acquisition, Oncor’s LLC Agreement was amended and restated in its entirety as set forth in the LLC Agreement. The LLC Agreement of Oncor among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the LLC Agreement provides for the management of Oncor by a board of directors consisting of 13 members, including seven Disinterested Directors, two directors designated by Texas Transmission (subject to certain conditions), two directors designated indirectly by Sempra and two directors that are current or former officers of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

The LLC Agreement prohibits Oncor and its subsidiaries from taking certain material actions outside the ordinary course of business without prior approvals by the members, some or all of the Disinterested Directors and/or the directors designated by one or more of the members. The LLC Agreement also sets forth certain separateness undertakings to ensure Oncor’s legal and financial separateness from Sempra and its direct and indirect subsidiaries (other than the Oncor Ring-

Fenced Entities). Additionally, the LLC Agreement contains provisions regulating capital accounts of members, allocations of profits and losses and tax allocation and withholding.

The LLC Agreement describes Oncor’s procedures and limitations on declaring and paying distributions to members. Pursuant to the LLC Agreement, we cannot make any distributions to members (other than contractual tax payments) that would cause us to exceed the PUCT’s authorized debt-to-equity ratio. The distribution restrictions also include the ability of a majority of the Disinterested Directors, or either of the two member directors designated to serve on our board of directors by Texas Transmission, to limit distributions (other than contractual tax payments) to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). In addition, the LLC Agreement provides that if Oncor’s senior secured debt credit rating by any one of S&P, Moody’s or Fitch falls below BBB (Baa2) we must suspend distributions (other than contractual tax payments) until otherwise permitted to do so by the PUCT, and requires that Oncor notify the PUCT if either the credit rating of either Sempra or Oncor falls below its then current level. Distributions also cannot be made to the extent they would violate any applicable laws or regulations. Our LLC Agreement requires that any changes to such procedures and limitations be approved by Oncor Holdings and Texas Transmission and a majority of our board of directors present and voting, which must include (i) a majority of the Disinterested Directors, (ii) both directors appointed to serve on our board of directors by Sempra (through Oncor Holdings), (iii) both directors that are current or former officers of Oncor, and (iv) the directors designated to serve on our board of directors by Texas Transmission who are present and voting, provided that at least one such director must be present and voting in order to approve such matter.

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

Registration Rights Agreement

In November 2008, we entered into a registration rights agreement (Registration Rights Agreement) by and among us, Oncor Holdings, Texas Transmission and STH. The Registration Rights Agreement grants customary registration rights to certain of our members. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include the following: (i) the right of Oncor Holdings and Texas Transmission to demand that we register a specified amount of membership interests in accordance with the Securities Act; (ii) the right of both Oncor Holdings and Texas Transmission to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the Registration Rights Agreement to have their membership interests registered if we propose to file a registration statement relating to an offering of membership interests (with certain exceptions).

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

Investor Rights Agreement

The investor rights agreement dated as of November 5, 2008, by and among Oncor, Oncor Holdings, Texas Transmission, STH and any other persons that subsequently become a party thereto (Investor Rights Agreement) governs certain rights of certain members of Oncor and STH arising out of their direct or indirect ownership of Oncor membership interests, including, without limitation, transfers of Oncor membership interests and restrictions thereon. Texas Transmission may transfer its Oncor membership interests under a registration statement or pursuant to applicable securities laws. The Investor Rights Agreement also grants Texas Transmission certain “tag-along” rights in relation to certain sales of Oncor membership interests by Oncor Holdings. Subject to certain conditions, these “tag-along” rights allow Texas Transmission to sell a pro-rata portion of its Oncor membership interests in the event of a sale of Oncor membership interests by Oncor Holdings on the same terms as Oncor Holdings would receive for its Oncor membership interests. The agreement further provides that under certain offerings of equity securities occurring before an initial public offering of Oncor, Texas Transmission and Oncor Holdings will receive preemptive rights to purchase their pro-rata share of the equity securities to be sold pursuant to such offerings. The Investor Rights Agreement also provides STH and Sempra with a right of first refusal to purchase any Oncor membership interests to be sold in a permitted sale by Texas Transmission or its permitted transferees.

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

Director Independence

Our LLC Agreement provides that seven members of our board of directors must be Disinterested Directors. For a director to be deemed a Disinterested Director, our board of directors must affirmatively determine that (i) such director has not had within the previous ten years, nor currently has, a material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings and (ii) that such director meets the independence standards in Section 303A of the New York Stock Exchange Listed Company Manual in all material respects in relation to Sempra or its subsidiaries and affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings.

Our board of directors considers which of its members qualify as Disinterested Directors annually, in part by reviewing relevant relationships with organizations with which our directors are affiliated. Our board of directors has determined that each of Messrs. Estrada, Gary, Mack, Saenz and Walker and Mses. Keliher and Rodriguez qualify as both independent directors under the New York Stock Exchange independence standards and as Disinterested Directors under the standards in our LLC Agreement. Prior to their resignations from our board of directors in March 2023, Messrs. Dunning and Hill were also determined to qualify as both independent directors under the New York Stock Exchange independence standards and as Disinterested Directors under the standards in our LLC Agreement.

In connection with its review and determination of independence under the New York Stock Exchange independence standards, our board of directors considered what it viewed as certain non-material relationships and transactions involving our directors, including that Oncor is a dues paying member and has served as a corporate sponsor of the annual meeting of the Dallas Citizens Council, a 501(c)(6) nonprofit organization where Mr. Walker serves as the chief executive officer and Oncor’s chief executive serves on its board of directors.

Mr. Shapard is our Chairman of our board of directors and presides at all meetings of our board of directors. He was appointed non-executive Chairman of our board of directors effective upon the closing of the Sempra Acquisition in March 2018. Mr. Shapard served as our Chief Executive until the closing of the Sempra Acquisition and retired from Oncor effective April 1, 2018.

Our board of directors has designated an Audit Committee, Governance and Sustainability Committee and O&C Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our LLC Agreement or board of directors to meet any independence standards. Mr. Zucchet, who was designated to serve on our board of directors by Texas Transmission in November 2008, has served on the O&C Committee since May 2010 and the Governance and Sustainability Committee since February 2011. Ms. Newell, who was designated to serve on our board of directors by Texas Transmission in July 2019, has served on the Audit Committee since such date. Mr. Martin, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in

March 2018, has served on the O&C Committee since April 2020. Mr. Mihalik served on our board of directors until January 1, 2024. Mr. Mihalik, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2020, served on the Audit Committee and the Governance and Sustainability Committee from April 2020 to January 2024. Mr. Bird, who was designed to serve on our board of directors by Sempra (through Oncor Holdings) in January 2024, has served on the Audit Committee and the Governance and Sustainability Committee since January 2024. None of Messrs. Bird, Martin, Mihalik, or Zucchet or Ms. Newell qualifies as independent under the New York Stock Exchange independence standards or as a Disinterested Director for purposes of our LLC Agreement.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2023 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

	Years Ended December 31,
	2023	2022
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$3,495,950	$3,391,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards. (a)	229,400	50,400
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and base rate review proceeding assistance.	-	-
Total	$3,725,350	$3,441,400

________________

(a)For the years ended December 31, 2023 and December 31, 2022, the amounts represent fees paid in each year in connection with the audit of Oncor’s employee political action committees. For the year ended December 31, 2023, the amount also includes fees paid in connection with the independent auditor’s report issued by Deloitte & Touche with Oncor’s eligible projects spend report relating to the 4.15% Senior Secured Notes due 2032, as well as an agreed-upon procedures report issued by Deloitte & Touche in connection with Oncor's request for reimbursement of certain costs related to Oncor's provision of mutual assistance aid to another utility. For the years ended December 31, 2023 and December 31, 2022, the amounts exclude approximately $13,000 and $12,000, respectively, in fees related to the annual audit of the Oncor Cares Foundation, a 501(c)(3) foundation established by Oncor in 2020 (Oncor Cares Foundation). Oncor Cares Foundation’s audit fees are billed by Deloitte & Touche to the Oncor Cares Foundation and paid by Oncor as a charitable contribution to the Oncor Cares Foundation.

PART IV

Item 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Third Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of March 9, 2018, between Oncor Electric Delivery Holdings Company LLC and Texas Transmission Investment LLC.

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

Officer’s Certificate, dated as of May 23, 2019, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2024, 3.80% Senior Secured Notes due 2049 and providing for additional 3.70% Senior Secured Notes due 2028.

4(q)	333-100240 Form 8-K (filed September 13, 2019)	4.1	—	Officer’s Certificate, dated as of September 12, 2019, establishing the terms of Oncor’s 3.10% Senior Secured Notes due 2049.
4(r)	333-100240 Form 8-K (filed March 20, 2020)	4.1	—	Officer’s Certificate, dated as of March 20, 2020, establishing the terms of Oncor’s 2.75% Senior Secured Notes due 2030 and 3.70% Senior Secured Notes due 2050.
4(s)	333-100240 Form 8-K (filed September 28, 2020)	4.3	—	Officer’s Certificate, dated as of September 23, 2020, establishing the terms of Oncor’s 5.35% Senior Secured Notes due 2052.
4(t)	333-100240 Form 8-K (filed September 28, 2020)	4.1	—	Officer’s Certificate, dated as of September 28, 2020, establishing the terms of Oncor’s 0.55% Senior Secured Notes due 2025.
4(u)	333-100240 Form 8-K (filed November 17, 2021)	4.1	—	Officer’s Certificate, dated as of November 16, 2021, establishing the terms of Oncor’s 2.70% Senior Secured Notes due 2051 and providing for additional 2.75% Senior Secured Notes due 2030.
4(v)	333-100240 Form 8-K (filed May 20, 2022)	4.1	—	Officer’s Certificate, dated May 20, 2022, establishing the terms of Oncor’s 4.15% Senior Secured Notes due 2032 and 4.60% Senior Secured Notes due 2052.
4(w)	333-100240 Form 8-K (filed September 8, 2022)	4.1	—	Officer’s Certificate, dated September 8, 2022, establishing the terms of Oncor’s 4.55% Senior Secured Notes due 2032 and 4.95% Senior Secured Notes due 2052.

4(x)	333-100240 Form 8-K (filed May 11, 2023)	4.1	—	Officer’s Certificate, dated May 11, 2023, establishing the terms of Oncor’s 4.30% Senior Secured Notes due 2028 and providing for additional 4.95% Senior Secured Notes due 2052.
4(y)	333-100240 Form 8-K (filed November 13, 2023)	4.1	—	Officer's Certificate, dated November 13, 2023, establishing the terms of Oncor's 5.65% Senior Secured Notes due 2033.
4(z)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.
4(aa)	333-100240 Form 10-K (filed March 3, 2009)	4(n)	—

First Amendment to Deed of Trust, dated as of March 2, 2009, between Oncor Electric Delivery Company LLC, as Grantor, and The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(ab)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(ac)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of November 10, 2011, between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(ad)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—

Investor Rights Agreement, dated as of November 5, 2008, among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(ae)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—

Registration Rights Agreement, dated as of November 5, 2008, among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(c)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Supplemental Retirement Plan, as amended.
10(d)	333-100240 Form 10-Q (filed May 7, 2018)	10(e)	—	Amendment No.1 to the Oncor Supplemental Retirement Plan, dated as of May 2, 2018.
10(e)	333-100240 Form 10-Q (filed August 2, 2019)	10(d)	—	Amendment No. 2 to the Oncor Supplemental Retirement Plan, dated as of May 13, 2019.
10(f)	333-268674 Form S-4 (filed December 5, 2022)	10(f)	—	Amendment No. 3 to the Oncor Supplemental Retirement Plan, dated as of November 22, 2022.

10(g)	333-100240 Form 10-Q (filed May 4, 2023)	10(b)	—	Oncor Electric Delivery Company LLC Ninth Amended and Restated Executive Annual Incentive Plan, effective as of January 1, 2023.
10(h)	333-100240 Form 10-K (filed February 25, 2022)	10(g)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(i)	333-100240 Form 8-K (filed February 25, 2022)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Salary Deferral Program.
10(j)	333-100240 Form 10-K (filed February 28, 2023)	10(j)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan effective as of December 31, 2022 through December 31, 2023.
10(k)	333-100240 Form 8-K (filed February 24, 2020)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2020through December 31, 2023.
10(l)	333-100240 Form 8-K (filed February 21, 2024)	10(b)	—	Oncor Electric Delivery Company LLC Tenth Amended and Restated Executive Annual Incentive Plan, effective as of January 1, 2024.
10(m)	333-100240 Form 8-K (filed February 21, 2024)	10(c)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan effective as of January 1, 2024.

	Credit Agreements
10(n)	333-100240 Form 8-K (filed November 9, 2021)	10.1	—

Revolving Credit Agreement, dated as of November 9, 2021, among Oncor Electric Delivery Company LLC, as borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as swingline lender, the fronting banks from time to time party thereto for letters of credit issued thereunder and the other financial institutions party thereto.

10(o)	333-100240 Form 8-K (filed November 9, 2022)	10.1	—

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

10(p)	333-100240 Form 8-K (filed November 13, 2023)	10.1	—

Extension Agreement, dated as of November 9, 2023, among Oncor Electric Delivery Company LLC, as borrower, the lenders thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender.

10(q)	333-100240 Form 8-K (filed February 21, 2024)	10(a)	—

Revolving Credit Agreement, dated as of February 21, 2024, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

10(r)	333-100240 Form 8-K (filed July 8, 2022)	10.1	—

Term Loan Credit Agreement, dated as of July 6, 2022, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders and as sole bookrunner, a lender and a joint lead arranger, and the other financial institutions party thereto.

10(s)	333-100240 Form 8-K (filed January 30,2023)	10.1	—

Term Loan Credit Agreement, dated as of January 24, 2023, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, and Toronto Dominion (Texas) LLC, as administrative agent for the lenders.

10(t)	333-100240 Form 8-K (filed March 23,2023)	10.1	—	Term Loan Credit Agreement, dated as of March 22, 2023, between Oncor Electric Delivery Company LLC, as the borrower, and U.S. Bank National Association, as the lender.
	Other Material Contracts
10(u)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(v)	333-100240 Form 10-K (filed March 26, 2018)	10.1	—	Form of Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(w)	333-100240 Form 8-K (Filed November 10, 2022)	10.1	—	Form of Amendment No. 1 to Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(x)	333-100240 Form 8-K (Filed April 28, 2023)	10.1	—

Receivables Financing Agreement, dated as of April 28, 2023, among Oncor Receivables LLC, as borrower, the persons from time to time party thereto, as lenders and as group agents, MUFG Bank, LTD., as administrative agent, and Oncor Electric Delivery Company LLC, as initial servicer.

10(y)	333-100240 Form 8-K (Filed April 28, 2023)	10.2	—	Purchase and Sale Agreement, dated as of April 28, 2023, among Oncor Electric Delivery Company LLC, as servicer, the originators from time to time party thereto, and Oncor Receivables LLC, as buyer.
10(z)	333-100240 Form 8-K (Filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May  6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Notes, Series A, Due December 3, 2025 and 3.86% Senior Notes, Series B, Due January  14, 2026.

10(aa)	333-100240 Form 8-K (Filed March 29, 2023)	10.1	—

Note Purchase Agreement, dated as of March 29, 2023, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.50% Senior Secured Notes, Series C, due May 1, 2026, 5.34% Senior Secured Notes, Series D, due May 1, 2031 and 5.45% Senior Secured Notes, Series E, due May 1, 2036.

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

Date: February 27, 2024
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 27, 2024
	(E. Allen Nye, Jr.)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 27, 2024
(Don J. Clevenger)

/s/	W. ALAN LEDBETTER	Principal Accounting Officer	February 27, 2024
(W. Alan Ledbetter)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 27, 2024
(Robert S. Shapard)

/s/	JUSTIN C. BIRD	Director	February 27, 2024
(Justin C. Bird)

/s/	ROBERT A. ESTRADA	Director	February 27, 2024
(Robert A. Estrada)

/s/	PRINTICE L. GARY	Director	February 27, 2024
(Printice L. Gary)

/s/	MARGARET S. C. KELIHER	Director	February 27, 2024
(Margaret S. C. Keliher)

/s/	TIMOTHY A. MACK	Director	February 27, 2024
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 27, 2024
(J. Walker Martin)

/s/	HELEN M. NEWELL	Director	February 27, 2024
(Helen M. Newell)

/s/	ALICE L. RODRIGUEZ	Director	February 27, 2024
(Alice L. Rodriguez)

/s/	LUIS J. SAENZ	Director	February 27, 2024
(Luis J. Saenz)

/s/	W. KELVIN WALKER	Director	February 27, 2024
(W. Kelvin Walker)

/s/	STEVEN J. ZUCCHET	Director	February 27, 2024
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.