Form 10-Q
period 2024-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2024-05-07
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Yes ☐ No ☒

As of May 7, 2024, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

Oncor Electric Delivery Company LLC (Oncor) makes its filings with the Securities and Exchange Commission available to the public, free of charge, on Oncor’s website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor’s website or available by hyperlink from its website shall not be deemed a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q. The representations and warranties contained in any agreement that we have filed as an exhibit to, or incorporated by reference into, this Quarterly Report on Form 10-Q or that we have or may publicly file, or incorporate by reference, in the future may contain representations and warranties made by and to the parties thereto as of specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

2023 Form 10-K	Oncor’s Annual Report on Form 10-K for the year ended December 31, 2023
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
AR Facility

Refers to the accounts receivable facility entered into by Oncor on April 28, 2023, providing for the contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various third-party lenders, as amended, maturing on April 28, 2027

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Operating revenues (Note 3)	$1,458	$1,292
Operating expenses:
Wholesale transmission service	351	321
Operation and maintenance	299	263
Depreciation and amortization	257	240
Provision in lieu of income taxes (Note 9)	47	27
Taxes other than amounts related to income taxes	144	145
Write-off of rate base disallowances	-	55
Total operating expenses	1,098	1,051
Operating income	360	241
Other (income) and deductions – net (Note 10)	(14)	7
Non-operating benefit in lieu of income taxes	(1)	(6)
Interest expense and related charges (Note 10)	150	123
Write-off of non-operating rate base disallowances	-	14
Net income	$225	$103

See Notes to Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Net income	$225	$103
Other comprehensive income (loss):
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	1
Defined benefit pension plans (Notes 2, 7 and 8)	-	(20)
Total other comprehensive income (loss)	1	(19)
Comprehensive income	$226	$84

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Cash flows – operating activities:
Net income	$225	$103
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	299	260
Write-off of rate base disallowances	-	69
Provision in lieu of deferred income taxes – net	20	-
Changes in operating assets and liabilities:
Accounts receivable	6	70
Inventories	(14)	(18)
Accounts payable – trade	(6)	32
Regulatory assets – deferred revenues (Note 2)	(6)	(38)
Regulatory assets – self-insurance reserve (Note 2)	(11)	(104)
Other assets and liabilities	(49)	(113)
Cash provided by operating activities	464	261
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	-	352
Borrowings under term loans	-	775
Repayments under term loans	-	(100)
Borrowings under AR Facility (Note 5)	300	-
Borrowings under $500M Credit Facility (Note 5)	500	-
Net change in short-term borrowings (Note 4)	(282)	(198)
Contributions from members (Note 7)	240	106
Distributions to members (Note 7)	(125)	(106)
Debt discount, financing and reacquisition costs – net	(2)	(3)
Cash provided by financing activities	631	826
Cash flows – investing activities:
Capital expenditures	(1,109)	(977)
Sales tax audit settlement refund (Note 6)	56	-
Other – net	11	12
Cash used in investing activities	(1,042)	(965)
Net change in cash, cash equivalents and restricted cash	53	122
Cash, cash equivalents and restricted cash – beginning balance	151	98
Cash, cash equivalents and restricted cash – ending balance	$204	$220

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2024	2023
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$53	$19
Restricted cash, current (Note 1)	34	24
Accounts receivable – net (Note 10)	945	944
Amounts receivable from members related to income taxes (Note 9)	-	4
Materials and supplies inventories – at average cost	355	341
Prepayments and other current assets	127	101
Total current assets	1,514	1,433
Restricted cash, noncurrent (Note 1)	117	108
Investments and other property (Note 10)	167	158
Property, plant and equipment – net (Note 10)	28,837	28,057
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,518	1,556
Right-of-use operating lease and other assets (Note 6)	146	142
Total assets	$37,039	$36,194

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$282
Long-term debt, current (Note 5)	317	-
Accounts payable – trade	605	600
Amounts payable to members related to income taxes (Note 9)	51	27
Accrued taxes other than amounts related to income	99	261
Accrued interest	184	117
Operating lease and other current liabilities (Note 6)	330	338
Total current liabilities	1,586	1,625
Long-term debt, noncurrent (Note 5)	13,782	13,294
Liability in lieu of deferred income taxes (Note 9)	2,360	2,320
Regulatory liabilities (Note 2)	2,982	3,000
Employee benefit plan obligations (Note 8)	1,435	1,442
Operating lease and other obligations (Notes 6 and 10)	345	305
Total liabilities	22,490	21,986
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at March 31, 2024 and December 31, 2023 – 635,000,000	14,728	14,388
Accumulated other comprehensive loss	(179)	(180)
Total membership interests	14,549	14,208
Total liabilities and membership interests	$37,039	$36,194

See Notes to Condensed Consolidated Financial Statements.

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2023 Form 10-K. In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. We have evaluated all subsequent events through the date the financial statements were issued. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality and other factors.

Our condensed consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations. We also apply the guidance of ASC 810, Consolidations, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE, should be consolidated. All dollar amounts in the financial statements and tables in the notes are stated in U.S. dollars in millions unless otherwise indicated.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At March 31,	At December 31,
	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$53	$19
Restricted cash, current (a)	34	24
Restricted cash, noncurrent (a)	117	108
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$204	$151

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

Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. We plan to adopt the standard on December 31, 2024 and as a result expect to provide enhanced disclosures about segment information.

ASU 2023-09 Improvements to Income Tax Disclosures (ASC 740)

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. This ASU also removed disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. This ASU may be applied prospectively or retrospectively, and early adoption is permitted. We plan to adopt the standard on December 31, 2025 and are currently evaluating the effect of the standard on our financial reporting.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. REGULATORY MATTERS

Regulatory Proceedings

System Resiliency Plan (PUCT Docket No. 56545)

On May 6, 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. The system resiliency plan requests approval of approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses over a three-year period to enhance the resiliency of our transmission and distribution system. The three-year period will commence upon PUCT approval of the plan, but is anticipated to be for the years 2025 through 2027. The system resiliency plan proposes various measures to address certain resiliency events, including extreme weather, wildfires, physical security threats, and cybersecurity threats. The statute provides that the PUCT will review and approve, modify, or deny a filed plan within 180 days. We cannot predict the outcome of the proceeding. To the extent our system resiliency plan is approved by the PUCT, we intend to recover distribution-related costs through our interim DCRF rate adjustment, with the unrecovered distribution-related operation and maintenance expenses, depreciation expenses and return on the capital to be recognized as a regulatory asset.

Capital Trackers

Interim DCRF and TCOS rate adjustments, also known as capital trackers, allow us to recover, subject to reconciliation, the cost of certain distribution and transmission investments, respectively, before the investments are considered for prudency in a comprehensive base rate review. Under PUCT rules, we can file up to two interim DCRF rate adjustment applications in a calendar year for certain distribution-related investments and up to two interim TCOS rate adjustment applications in a calendar year to reflect changes in certain transmission-related investments. These interim rate applications are subject to a regulatory proceeding and PUCT approval. Investments included in these capital trackers are also subject to prudence review by the PUCT in the next comprehensive base rate review following such adjustments, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included in an interim rate adjustment.

TCOS revenues are also impacted by transmission billing units, which are updated annually effective January 1 each year to reflect certain changes in average ERCOT-wide peak electricity demand occurring during the previous calendar year.

During the three months ended March 31, 2024, Oncor filed the following interim rate update applications with the PUCT:

Filing Type	PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
DCRF	56306	December 2023 (b)	March 2024	(c)	$81 (c)

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2023.

(c)The 2024 third quarter-expected effective date and annual revenue impact are pending PUCT approval.

Comprehensive Base Rate Review (PUCT Docket No. 53601)

In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect in May 2023. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain of the employee benefit and compensation-related costs that we had previously capitalized) and related expense effects of those disallowances. On February 22, 2024, the court dismissed the appeal for lack of jurisdiction. On March 22, 2024, we appealed that ruling to the Third Court of Appeals in Texas.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at March 31, 2024.

	Remaining Rate Recovery/Amortization Period in Effect
	At March 31, 2024	At March 31, 2024	At December 31, 2023
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$189	$189
Employee retirement costs being amortized	4 years	86	94
Employee retirement costs incurred since the last comprehensive base rate review periods (b)	To be determined	70	70
Self-insurance reserve (primarily storm recovery costs) being amortized	4 years	425	454
Self-insurance reserve incurred since the last comprehensive base rate review periods (primarily storm related) (b)	To be determined	449	438
Debt reacquisition costs	Lives of related debt	9	10
Under-recovered advanced metering system costs being amortized	4 years	77	83
Energy efficiency program performance bonus (a)	Approximately 1 year	16	21
Wholesale distribution substation service costs being amortized	4 years	62	65
Wholesale distribution substation service costs incurred since the last comprehensive base rate review periods (b)	To be determined	28	28
Expenses related to COVID-19 being amortized	4 years	28	30
Unrecovered expenses related to COVID-19 incurred since the last comprehensive base rate review periods (b)	To be determined	2	2
Recoverable deferred income taxes	Various	41	38
Uncollectible payments from REPs	Various	7	7
Other regulatory assets	Various	29	27
Total regulatory assets		1,518	1,556

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,539	1,519
Excess deferred taxes	Primarily over lives of related assets	1,295	1,311
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	36	64
Unamortized gain on reacquisition of debt	Lives of related debt	24	25
Employee retirement costs over-recovered being refunded	4 years	22	23
Employee retirement costs over-recovered since the last comprehensive base rate review periods (b)	To be determined	39	39
Other regulatory liabilities	Various	27	19
Total regulatory liabilities		2,982	3,000
Net regulatory (liabilities) assets		$(1,464)	$(1,444)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

3. REVENUES

General

Our revenue is billed monthly under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers. Tariff rates are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital. As the volumes delivered can be directly measured, our revenues are recognized when the underlying service has been provided as prescribed by the related tariff. We recognize revenue for the amounts that have been invoiced or that we have the right to invoice. Substantially all of our revenues are from contracts with customers except for alternative revenue program revenues discussed below.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended March 31,
	2024	2023
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$329	$243
Large commercial & industrial (b)	305	270
Other (c)	29	38
Total distribution base revenues	663	551
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	262	250
Billed to REPs serving Oncor distribution customers, through TCRF	144	141
Total TCOS revenues	406	391
Other miscellaneous revenues	24	17
Total revenues contributing to earnings	1,093	959

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	351	321
EECRF and other revenues	14	12
Total revenues collected for pass-through expenses	365	333
Total operating revenues	$1,458	$1,292

__________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from large commercial & industrial customers are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

Customers

At March 31, 2024, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our network transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers, collectively represented 26% and 24%, respectively, of our total operating revenues for the three months ended March 31, 2024. No other customer represented more than 10% of our total operating revenues during such period.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the $2B Credit Facility and CP Program at March 31, 2024 and December 31, 2023:

	At March 31,	At December 31,
	2024	2023
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(282)
Total available unused credit	$2,000	$1,718

____________

(a)The weighted average interest rate for CP Notes was 5.54% at December 31, 2023. All outstanding CP Notes at December 31, 2023 had maturity dates of less than one year.

$2B Credit Facility

The $2B Credit Facility has a borrowing capacity of $2.0 billion. We have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, subject to certain conditions, including lender approvals. Borrowings under the $2B Credit Facility, if any, are classified as short-term on the balance sheet.

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

5. LONG-TERM DEBT

At March 31, 2024, our long-term debt consisted of fixed rate senior secured notes, variable rate secured debt borrowed under our AR Facility and variable rate unsecured debt borrowed under the $500M Credit Facility.

Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information. Amounts borrowed under our AR Facility are secured by accounts receivable from REPs and certain related rights under our AR Facility. See “AR Facility” below for additional information. Amounts borrowed under the $500M Credit Facility are unsecured. See “$500M Credit Facility” below for additional information.

At March 31, 2024 and December 31, 2023, our long-term debt consisted of the following:

	At March 31,	At December 31,
	2024	2023
Fixed Rate Senior Secured Notes:
2.75% Senior Notes due June 1, 2024	$500	$500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	200
4.30% Senior Notes due May 15, 2028	600	600
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	100
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.65% Senior Notes due November 15, 2033	800	800
5.45% Senior Notes, Series E, due May 1, 2036	100	100
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	900
5.35% Senior Notes due October 1, 2052	300	300
Total fixed rate senior secured notes	13,445	13,445
Variable Rate Secured Debt:
AR Facility due April 28, 2027	300	-
Variable Rate Unsecured Debt:

$500M Credit Facility due February 21, 2027	500	-
Total long-term debt	14,245	13,445
Unamortized discount, premium and debt issuance costs	(146)	(151)
Less long-term debt, current (a)	(317)	-
Long-term debt, noncurrent	$13,782	$13,294

___________

(a)In accordance with ASC 470-10 “Debt”, our ability to refinance $183 million of the $500 million aggregate principal amount of our 2.75% Senior Notes due June 1, 2024 on a long-term basis as of March 31, 2024, through the available capacity of our AR Facility, and our intent to refinance such notes on a long-term basis, results in $183 million being classified as long-term debt, noncurrent.

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

AR Facility

In April 2023, we and our bankruptcy-remote special purpose entity Receivables LLC, a wholly-owned subsidiary of Oncor, established the AR Facility, a revolving accounts receivable securitization facility. Under the terms of the AR Facility, Oncor sells or contributes all of its existing and future accounts receivable from REPs and certain related rights to Receivables LLC as contemplated by the terms of the AR Facility. Receivables LLC then pledges those REP receivables and related rights to the lenders under the AR Facility as collateral for borrowings. Oncor serves as servicer of the AR Facility and receives a fee from Receivables LLC equal to 1.00% per annum of the aggregate unpaid balance of receivables as of the last day of each settlement period.

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

Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit of $500 million or (ii) the amount calculated based on the outstanding balance of eligible receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations. Borrowings under the AR Facility bear interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs, or, if funded by the committed lenders, a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays a used and unused fee in connection with the AR Facility.

At March 31, 2024, the borrowing base for the AR Facility was $483 million and $300 million aggregate borrowings were outstanding under the AR Facility.

The agreements relating to the AR Facility contain customary representations and warranties, affirmative and negative covenants, and events of default, including but not limited to those providing for the acceleration of amounts owed under the AR Facility if, among other things, Receivables LLC fails to pay interest or other amounts due, Receivables LLC becomes insolvent or subject to bankruptcy proceedings or certain judicial judgments or breaches of certain representations and warranties and covenants. On April 26, 2024, the scheduled termination date of the AR Facility was extended by one year from April 28, 2026 to April 28, 2027. Taking into account the extension, the AR Facility will terminate at the earlier of (i) the scheduled termination date of April 28, 2027, (ii) the date on which the termination date is declared or deemed to have occurred upon the exercise of remedies by the administrative agent, or (iii) the date that is 30 days after notice of termination is provided by Receivables LLC. Subject to the consent of the administrative agent and the lenders, Receivables LLC may, 30 days prior to each anniversary date of the receivables financing agreement, extend the AR Facility in one-year increments subject to lender approvals.

$500M Credit Facility

On February 21, 2024, we entered into an unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

Borrowings under the $500M Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. The $500M Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

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

At March 31, 2024, $500 million aggregate borrowings were outstanding under the $500M Credit Facility.

Long-Term Debt-Related Activity in the Three Months ended March 31, 2024

AR Facility

On January 30, 2024, we borrowed $300 million aggregate principal amount under the AR Facility. The proceeds of the borrowing were used for general corporate purposes, including to repay outstanding CP Notes.

$500M Credit Facility

On February 28, 2024 and March 28, 2024, we borrowed $220 million aggregate principal amount and $280 million aggregate principal amount, respectively, under the $500M Credit Facility. The proceeds of the borrowings were used for general corporate purposes, including to repay outstanding CP Notes.

Long-Term Debt-Related Activity after March 31, 2024

Senior Secured Notes

On April 24, 2024, we issued $100 million aggregate principal amount of 5.00% Senior Secured Notes, Series F, due May 1, 2029 (Series F Notes) and $50 million aggregate principal amount of 5.49% Senior Secured Notes,

Series G, due May 1, 2054 (Series G Notes, and together with the Series F Notes, the 2024 NPA Notes). The 2024 NPA Notes were issued pursuant to the Note Purchase Agreement, dated March 27, 2024, between Oncor and the purchasers named therein (2024 NPA).

We used the proceeds from the sale of the 2024 NPA Notes for general corporate purposes, including to repay outstanding CP Notes.

The Series F Notes bear interest at a rate of 5.00% per annum and mature on May 1, 2029. The Series G Notes bear interest at a rate of 5.49% per annum and mature on May 1, 2054. Interest on the 2024 NPA Notes will be payable semi-annually on May 1 and November 1, beginning November 1, 2024. Prior to April 1, 2029 in the case of the Series F Notes and November 1, 2053 in the case of the Series G Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after April 1, 2029 in the case of the Series F Notes and November 1, 2053 in the case of the Series G Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 2024 NPA also contains customary covenants, restricting, subject to certain exceptions, us from, among other things, entering into mergers and consolidations, and sales of substantial assets. In addition, the 2024 NPA requires that we maintain a consolidated senior debt to consolidated total capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The 2024 NPA contains customary events of default, including the failure to pay principal or interest on the 2024 NPA Notes when due, among others. If any such event of default occurs and is continuing, among other remedies provided in the 2024 NPA, the outstanding principal of the 2024 NPA Notes may be declared due and payable.

AR Facility

On April 29, 2024, we borrowed an additional $100 million aggregate principal amount under the AR Facility. The proceeds of the borrowing were used for general corporate purposes, including to repay outstanding CP Notes.

Fair Value of Long-Term Debt

At March 31, 2024 and December 31, 2023, the estimated fair value of our long-term debt (including current maturities) totaled $13.253 billion and $12.798 billion, respectively, and the carrying amount totaled $14.099 billion and $13.294 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

See Note 2 for information regarding certain regulatory proceedings. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Notes 1 and 2 above and Note 7 to Consolidated Financial Statements in our 2023 Form 10-K for additional information regarding our legal and regulatory proceedings.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At March 31, 2024, we had $4 million in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes as required by PURA. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2023 Form 10-K for additional information on leases.

As of March 31, 2024, there was a 15-year operating lease contract we entered into in December 2023 that is scheduled to commence in the second half of 2024. The estimated $64 million present value of the lease obligation is not yet recorded on the Condensed Consolidated Balance Sheets.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of March 31, 2024, the Texas State Comptroller’s office was conducting two sales and use tax audits for audit periods covering July 2013 through December 2017 and January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolution of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

In January 2024, we reached a final settlement agreement with the Texas State Comptroller’s office for the sales and use tax audit for the January 2010 through June 2013 audit period that resulted in a $63 million refund, net of consulting fees. The effects of the net settlement recorded in the first quarter of 2024 reflect a $53 million reduction in property, plant and equipment in the Condensed Consolidated Balance Sheets related to sales tax previously capitalized and a $10 million decrease in operation and maintenance expense in the Condensed Statements of Consolidated Income related to sales tax previously expensed.

7. MEMBERSHIP INTERESTS

Contributions

We received cash contributions from our members of $240 million on May 3, 2024. In the three months ended March 31, 2024, we received the following cash contributions from our members:

Receipt Date	Amount
February 16, 2024	$240

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At March 31, 2024, our regulatory capitalization was 56.5% debt to 43.5% equity and as a result we had $458 million available to distribute to our members.

On April 30, 2024, our board of directors declared a cash distribution of $126 million, which was paid to our members on May 1, 2024. In the three months ended March 31, 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 14, 2024	February 15, 2024	$125

Membership Interests

The following tables present the changes to membership interests during the three months ended March 31, 2024 and 2023, net of tax:

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2023	$14,388	$(180)	$14,208
Net income	225	-	225
Contributions from members	240	-	240
Distributions to members	(125)	-	(125)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	1
Balance at March 31, 2024	$14,728	$(179)	$14,549

Balance at December 31, 2022	$13,624	$(162)	$13,462
Net income	103	-	103
Contributions from members	106	-	106
Distributions to members	(106)	-	(106)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	1
Defined benefit pension plans (a)	-	(20)	(20)
Balance at March 31, 2023	$13,727	$(181)	$13,546

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

AOCI

The following table presents the changes to AOCI for the three months ended March 31, 2024 and 2023, net of tax:

	Cash Flow Hedges – Interest Rate Swaps	Defined Benefit Pension and OPEB Plans	Total AOCI
Balance at December 31, 2023	$(34)	$(146)	$(180)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	-	1
Balance at March 31, 2024	$(33)	$(146)	$(179)

Balance at December 31, 2022	$(34)	$(128)	$(162)
Defined benefit pension plans (a)	-	(20)	(20)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	-	1
Balance at March 31, 2023	$(33)	$(148)	$(181)

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

8. PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA. Employees do not contribute to either plan. We also maintain a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Consolidated Financial Statements in our 2023 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB plans. One plan covers eligible current and future retirees whose services are 100% assigned to Oncor (or a predecessor regulated utility business). Effective January 1, 2018, we established a second plan to cover eligible retirees of Oncor and Vistra (or their predecessors or affiliates) whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees. See Note 9 to Consolidated Financial Statements in our 2023 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three months ended March 31, 2024 and 2023, were comprised of the following:

	Three Months Ended March 31,
	2024	2023
Components of net pension costs:
Service cost	$6	$6
Interest cost (a)	30	31
Expected return on assets (a)	(29)	(32)
Amortization of net loss (a)	1	1
Net pension costs	8	6
Net adjustments (b)	(2)	4
Net pension costs recognized as operation and maintenance expense or other deductions	$6	$10

Components of net OPEB costs:
Service cost	$1	$1
Interest cost (a)	8	8
Expected return on assets (a)	(2)	(2)
Amortization of net loss (a)	(2)	(8)
Net OPEB costs	5	(1)
Net adjustments (b)	(3)	9
Net OPEB costs recognized as operation and maintenance expense or other deductions	$2	$8

___________

(a)The components of net costs other than the service cost component, are recorded in “Other (income) and deductions – net” in Condensed Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, plant and equipment, regulatory assets or regulatory liabilities.

The discount rates reflected in net pension and OPEB costs in 2024 are 4.76%, 4.97% and 4.99% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively. The expected return on pension and OPEB plan assets reflected in the 2024 cost amounts are 5.78%, 6.29% and 6.72% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively.

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $1 million and $6 million, respectively, during the three months ended March 31, 2024. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $90 million and $17 million, respectively, during the remainder of 2024 and approximately $549 million and $135 million, respectively, in the five-year period from 2024 to 2028. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

9. RELATED-PARTY TRANSACTIONS

The following represents our significant related-party transactions and related matters.

•We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Consolidated Financial Statements in our 2023 Form 10-K under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the event such amounts are not paid under the tax sharing agreement, it is probable that these regulatory amounts will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2024			At December 31, 2023
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes payable (receivable)	$13	$3	$16	$(3)	$(1)	$(4)
Texas margin tax payable	35	-	35	27	-	27
Net payable (receivable)	$48	$3	$51	$24	$(1)	$23

There were no cash payments made to (received from) members related to income taxes for the three months ended March 31, 2024 and 2023.

See Note 7 for information regarding cash contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended March 31, 2024 and 2023 at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the three months ended March 31, 2024 and 2023.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended March 31,
	2024	2023
Professional fees	$1	$2
Recoverable Pension and OPEB – non-service costs	4	15
AFUDC – equity income	(13)	(11)
Interest and investment income – net	(8)	(1)
Other	2	2
Total other (income) and deductions – net	$(14)	$7

Interest Expense and Related Charges

	Three Months Ended March 31,
	2024	2023
Interest	$156	$126
Amortization of discount, premium and debt issuance costs	3	3
Less AFUDC – capitalized interest portion	(9)	(6)
Total interest expense and related charges	$150	$123

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2024	2023
Accounts receivable	$960	$958
Allowance for uncollectible accounts	(15)	(14)
Accounts receivable – net	$945	$944

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 23% and 21%, respectively, of our accounts receivable balance at March 31, 2024 and 22% and 20%, respectively, of our accounts receivable balance at December 31, 2023. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2024	2023
Assets related to employee benefit plans	$146	$137
Non-utility property – land	19	19
Other	2	2
Total investments and other property	$167	$158

Consolidated VIE

We have a controlling financial interest that has been identified as a VIE under ASC 810 in Receivables LLC, which has entered into the AR Facility. See Note 5 for more information on the AR Facility.

The summarized financial information for our consolidated VIE consisted of the following:

At March 31,
2024
Assets
REP Accounts receivable – net	$575
Income tax receivable	5
Unamortized AR Facility costs	1
Total assets	$581

Liabilities
Accrued interest	$2
Long-term debt	300
Total liabilities	$302

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At March 31, 2024	At March 31, 2024	At December 31, 2023
Assets in service:
Distribution	2.7% / 36.4 years	$19,272	$18,865
Transmission	2.4% / 42.1 years	15,136	15,001
Other assets	7.9% / 12.7 years	2,074	2,097
Total		36,482	35,963
Less accumulated depreciation		9,410	9,301
Net of accumulated depreciation		27,072	26,662
Construction work in progress		1,708	1,339
Held for future use		57	56
Property, plant and equipment – net		$28,837	$28,057

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At March 31, 2024			At December 31, 2023
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$680	$129	$551	$679	$127	$552
Capitalized software and other	1,216	402	814	1,238	416	822
Total	$1,896	$531	$1,365	$1,917	$543	$1,374

Aggregate amortization expense for intangible assets totaled $28 million and $22 million for the three months ended March 31, 2024 and 2023, respectively. The estimated annual amortization expense for the five-year period from 2024 to 2028, based on rates in effect at March 31, 2024, is as follows:

Year	Amortization Expense
2024	$113
2025	$113
2026	$113
2027	$113
2028	$113

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2024	2023
Operating lease liabilities (a)	$113	$112
Investment tax credits	2	3
Customer advances for construction – noncurrent	113	105
Litigation claim obligations	43	6
Other	74	79
Total operating lease and other obligations	$345	$305

____________

(a)Excludes the effects of a 15-year operating lease contract entered into in December 2023 that is scheduled to commence in the second half of 2024. The estimated $64 million present value of the lease obligation is not yet recorded on the Condensed Consolidated Balance Sheets.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2024	2023
Cash payments related to:
Interest	$87	$99
Less capitalized interest	(9)	(6)
Total interest payments (net of amounts capitalized)	$78	$93

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$291	$224

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2023 Form 10-K.

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

Significant Activities and Events

System Resiliency Plan Filing — On May 6, 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. The system resiliency plan requests approval of approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses over a three-year period to enhance the resiliency of our transmission and distribution system. See “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)” for more information on our system resiliency plan filing.

Capital Tracker Proceedings — See Note 2 to Financial Statements for a discussion of significant PUCT matters, including applications for interim DCRF rate updates.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended March 31,		%
	2024	2023	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	71.0	71.9	(1.3)
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.0	1.1	(9.1)
Customer Average Interruption Duration Index (CAIDI) (non-storm)	71.0	63.7	11.5

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	3,988	3,912	1.9

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	25	31	(6)
Heating degree days	453	376	77

	Three Months Ended March 31,		%
	2024	2023	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	10,465	9,685	8.1
Commercial, industrial, small business and other	26,848	25,094	7.0
Total electric energy volumes	37,313	34,779	7.3

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

_

	Three Months Ended March 31,		$
	2024	2023	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$329	$243	$86
Large commercial & industrial (b)	305	270	35
Other (c)	29	38	(9)
Total distribution base revenues	663	551	112
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	262	250	12
Billed to REPs serving Oncor distribution customers, through TCRF	144	141	3
Total TCOS revenues	406	391	15
Other miscellaneous revenues	24	17	7
Total revenues contributing to earnings	1,093	959	134

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	351	321	30
EECRF and other revenues	14	12	2
Total revenues collected for pass-through expenses	365	333	32
Total operating revenues	$1,458	$1,292	$166

___________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from large commercial & industrial customers are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

Financial Results — Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Total operating revenues increased $166 million, or 13%, to $1.458 billion during the three months ended March 31, 2024. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $134 million to $1.093 billion during the three months ended March 31, 2024. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $112 million to $663 million during the three months ended March 31, 2024. The increase in distribution base rate revenues primarily reflects:

o$47 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$37 million increase due to a net higher distribution-related revenue component in the new base rates implemented May 1, 2023,

o$17 million increase due to higher customer consumption partially attributable to weather, and

o$11 million increase due to customer growth.

Distribution base rates are set periodically in a comprehensive base rate review docket initiated by either us or the PUCT, and effective May 1, 2023, new base rates implementing the final order in PUCT Docket No. 53601 went into effect. The PUCT rules allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per calendar year between comprehensive base rate reviews to recover distribution investments and certain other related costs.

See the interim DCRF Filings Table below for a listing of interim DCRF rate adjustment applications impacting revenues for 2024 and 2023.

Interim DCRF Filings Table

PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
56306	December 2023 (b)	March 2024	(c)	$81 (c)
55525	June 2023 (d)	September 2023	December 2023	$53
55190	December 2022 (e)	June 2023	September 2023	$153
51996	December 2020 (f)	April 2021	September 2021	$88

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of customer growth and prior applicable DCRF rate adjustments.

(b)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2023.

(c)The 2024 third quarter-expected effective date and annual revenue impact are pending PUCT approval.

(d)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

(e)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2022 through December 31, 2022.

(f)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2020 through December 31, 2020.

•An Increase in Transmission Base Revenues — TCOS revenues increased $15 million to $406 million during the three months ended March 31, 2024. The increase in TCOS revenues primarily reflects:

o$29 million increase due to increases in transmission billing units as a result of certain increases in average ERCOT peak-demand, and

o$7 million increase due to updated interim TCOS rates implemented in 2023 to reflect increases in invested capital,

partially offset by

o$21 million in lower revenues primarily due to the effects of a lower transmission-related revenue component included in the new base rates implemented May 1, 2023.

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

Transmission billing units are updated to reflect certain changes in average ERCOT-wide peak electricity demand. The 2024 increase in annual transmission billing units may mitigate the need to file one or both of the two interim TCOS rate adjustment applications that we are eligible to file in 2024.

See the interim TCOS Filings Table below for a listing of interim TCOS rate adjustment applications impacting revenues for 2024 and 2023.

Interim TCOS Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)	Third-Party Wholesale Transmission Revenue Impact	Included in TCRF Revenue Impact
55282	June 2023 (b)	July 2023	September 2023	$42	$27	$15
53145	December 2021 (c)	January 2022	March 2022	$27	$17	$10

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments and changes in billing units.

(b)Reflects transmission capital investments generally put into service during the period from January 1, 2022 through June 30, 2023.

(c)Reflects transmission capital investments generally put into service during the period from July 1, 2021 through December 31, 2021.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $7 million to $24 million during the three months ended March 31, 2024. The increase was primarily due to higher revenues from discretionary services, as well as increased facilities studies related to connecting customer facilities to the electric grid, provided in connection with our electricity delivery services pursuant to our tariffs.

Revenues collected for pass-through expenses increased $32 million to $365 million during the three months ended March 31, 2024. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $30 million to $351 million during the three months ended March 31, 2024.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to TCRF Third-Party providers under their TCOS rates and the retail portion of our own TCOS rate described above. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in TCRF Third-Party expense. Pursuant to PUCT rules, we are required to update our TCRF twice per year on March 1 and September 1 to pass through the wholesale transmission cost changes billed to us by transmission service providers.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $2 million to $14 million during the three months ended March 31, 2024. The increase was primarily due to higher EECRF revenues to cover higher energy efficiency program expenses and higher other revenues to cover increased rate case expenditure amortization. The EECRF and other revenues were generally offset in operation and maintenance expense.

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

See the EECRF Filings Table below for a listing of EECRF filings impacting revenue in 2024 and 2023.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	(Over)-/ Under- Recovery and Other
55074	May 2023	March 2024	$1.23	$49	$21	$2
53671	May 2022	March 2023	$1.23	$52	$28	$3

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

Wholesale transmission service expense increased $30 million to $351 million during the three months ended March 31, 2024. The increase was due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $36 million to $299 million during the three months ended March 31, 2024. The increase was primarily due to $22 million in higher regulatory assets amortization, a $12 million increase in the accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review), $8 million in higher labor and contractor related costs, $2 million in higher energy efficiency program expenses, $1 million in higher material supplies and $1 million in higher vegetation management costs, partially offset by a $10 million refund related to our sales tax audit settlement. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs and insurance premiums. In addition, we anticipate increased operation and maintenance expenses as part of the system resiliency plan we filed on May 6, 2024 in PUCT Docket No. 56545, which contemplates approximately $520 million in operation and maintenance expense related to resiliency measures over a three-year period. To the extent our system resiliency plan is approved by the PUCT, we expect the incremental distribution-related operation and maintenance expenses related to resiliency to be recovered in rates. For more information on the system resiliency plan, see “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)”.

Depreciation and amortization increased $17 million to $257 million during the three months ended March 31, 2024. The increase is primarily attributable to ongoing investments in property, plant and equipment and higher depreciation and amortization rates as a result of implementing the final order in PUCT Docket No. 53601 in 2023. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans.

See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information our five-year capital plan.

Provision in lieu of income taxes netted to $46 million (including a $1 million benefit related to non-operating income) during the three months ended March 31, 2024 compared to $21 million (including a $6 million benefit related to non-operating income) during the three months ended March 31, 2023. The increase partially reflects the tax effects associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 17.0% and 16.9% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes decreased $1 million to $144 million for the three months ended March 31, 2024. The decrease was primarily due to lower property taxes attributable to lower property tax rates enacted through a Texas constitutional amendment in 2023, which applies tax reductions through 2024, partially offset by increases in local franchise taxes payable by us to municipalities and payroll taxes. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information our five-year capital plan.

Other (income) and deductions – net was $21 million favorable for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The variance was primarily due to $11 million in lower reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, a $7 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense, $2 million higher AFUDC – equity income and $1 million lower professional fees.

Interest expense and related charges increased $27 million to $150 million during the three months ended March 31, 2024. The increase is primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings.

Write-off of rate base disallowances was recorded in the amount of $69 million in the first quarter of 2023, as a result of the final order issued by the PUCT in April 2023 in our comprehensive base rate review, which excluded from rate base certain employee benefit and compensation-related costs. The write-off includes a $55 million ($43 million after-tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million after-tax) write-off of non-operating cost related to these employee benefit and compensation-related disallowances.

Net income increased $122 million to $225 million during the three months ended March 31, 2024. The increase was driven by:

•higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oincreases in transmission billing units,

ohigher customer consumption partially attributable to weather,

othe new base rates implemented May 1, 2023, and

ocustomer growth,

•the write-off of rate base disallowances recorded in the first quarter of 2023,

partially offset by

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

We previously entered into multiple interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the then-anticipated issuances of senior secured notes in the past. All of these hedges had been terminated as of March 31, 2024, with losses reported in other comprehensive income. There were approximately $3 million of the amounts reported in accumulated other comprehensive loss at March 31, 2024 related to the interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Operating Activities — The following items contributed to sources (uses) of cash related to operating activities:

Three Months Ended March 31,
2024 compare to 2023
Change in net income, adjusted for noncash items included in earnings	$112
Change in self-insurance reserve, primarily storm related	93
Change in over/under collected regulated revenues	32
Change in working capital accounts	(98)
Other	64
$203

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $42 million and $20 million more than the amounts reported in the condensed statements of consolidated income for the three months ended March 31, 2024 and 2023, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to sources (uses) of cash related to financing activities:

Three Months Ended March 31,
2024 compare to 2023
Lower net borrowings	$(310)
Higher distributions to members	(19)
Higher contributions from members	134
$(195)

Investing Activities — The following items contributed to sources (uses) of cash related to investing activities:

Three Months Ended March 31,
2024 compare to 2023
Higher capital expenditures	$(132)
Sales tax audit settlement refund classified as investing activity	56
Other	(1)
$(77)

Long-Term Debt-Related Activities in the Three Months Ended March 31, 2024

At March 31, 2024, our long-term debt (including current maturities) totaled an aggregate principal amount of $14.245 billion, an increase of $800 million over the $13.445 billion aggregate principal amount of long-term debt (including current maturities) outstanding at December 31, 2023. Long-term debt outstanding at March 31, 2024 consisted of fixed rate senior secured notes, variable rate secured debt borrowed under our AR Facility and variable rate unsecured debt borrowed under the $500M Credit Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2024, the amount of available bond credits was $2.585 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $5.578 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Long-term debt-related activities in the three months ended March 31, 2024 consisted of AR Facility borrowings and the $500M Credit Facility borrowings, each as discussed in more detail below.

AR Facility — In April 2023, Oncor and Receivables LLC established the AR Facility, a revolving accounts receivable securitization facility secured by accounts receivable from REPs and related rights. Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit of $500 million and (ii) the amount calculated based on the outstanding balance of eligible REP receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations.

At March 31, 2024, the borrowing base for the AR Facility was $483 million, and $300 million in aggregate borrowings were outstanding under the AR Facility.

The following table summarizes the activity under our AR Facility in the three months ended March 31, 2024:

Borrowing Amount
Borrowings on January 30, 2024	$300
Balance at March 31, 2024	$300

$500M Credit Facility — On February 21, 2024, we entered into an unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 5 to Financial Statements for more information on the $500M Credit Facility.

The following table summarizes the activity under the $500M Credit Facility in the three months ended March 31, 2024:

Borrowing Amounts
Borrowings on February 28, 2024	$220
Borrowings on March 28, 2024	280
Balance at March 31, 2024	$500

Long-Term Debt-Related Activity after March 31, 2024

Senior Secured Notes — On April 24, 2024, we issued $100 million aggregate principal amount of 5.00% Senior Secured Notes, Series F, due May 1, 2029 and $50 million aggregate principal amount of 5.49% Senior Secured Notes, Series G, due May 1, 2054 (collectively, the 2024 NPA Notes). The 2024 NPA Notes were issued pursuant to the Note Purchase Agreement, dated March 27, 2024, between Oncor and the purchasers named therein (2024 NPA). See Note 5 to Financial Statements for more information on the 2024 NPA and the 2024 NPA Notes.

AR Facility — On April 29, 2024, we borrowed an additional $100 million aggregate principal amount under the AR Facility. The proceeds of the borrowing were used for general corporate purposes, including to repay outstanding CP Notes. See Note 5 to Financial Statements for more information on the AR Facility.

Short-Term Debt-Related Activities

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

As of March 31, 2024, we had no outstanding CP Notes, and as of December 31, 2023, we had $282 million of CP Notes outstanding. The weighted average interest rate for CP Notes was 5.54% at December 31, 2023. All outstanding CP Notes at December 31, 2023 had maturity dates of less than one year.

See Note 4 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditures budget of approximately $4.5 billion for 2024. We currently contemplate that our aggregate capital expenditures plan over the five-year period from 2024 to 2028 will total approximately $24.2 billion, not including the capital expenditures included in system resiliency plans that are approved by the PUCT. We filed our first system resiliency plan for PUCT approval on May 6, 2024, which requests an aggregate of approximately $2.9 billion in capital expenditures over a three-year period. See “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)” for more information on our system resiliency plan filing.

In addition, we anticipate significant potential capital investment opportunities incremental to our five-year capital plan may be available as a result of continued growth in ERCOT, particularly on the transmission side of our business due to increased customer demand, and additional distribution-related reliability and resiliency needs.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $90 million and $17 million, respectively, in 2024 and approximately $549 million and $135 million, respectively, in the five-year period from 2024 to 2028. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the three months ended March 31, 2024, we made cash contributions to the pension plans and OPEB Plans of $1 million and $6 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. Our purchase obligations under outsourcing agreements total $77 million in the five-year period from 2024 to 2028. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions” in our 2023 Form 10-K.

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at March 31, 2024 and December 31, 2023 are summarized in the following table:

	At March 31,	At December 31,	Increase
	2024	2023	(Decrease)
Cash and cash equivalents	$53	$19	$34
Available unused credit under the $2B Credit Facility and CP Program	2,000	1,718	282
Available borrowing capacity under AR Facility (a)	183	500	(317)
Available borrowing capacity under the $500M Credit Facility (b)	-	-	-
Total available liquidity	$2,236	$2,237	$(1)

___________

(a)On April 29, 2024, we borrowed an additional $100 million aggregate principal amount under the AR Facility.

(b)On February 21, 2024, we entered into the $500M Credit Facility. On February 28, 2024 and March 28, 2024, we borrowed $220 million aggregate principal amount and $280 million aggregate principal amount, respectively, under the $500M Credit Facility.

On April 24, 2024, we issued $100 million aggregate principal amount of 5.00% Senior Secured Notes, Series F, due May 1, 2029 and $50 million aggregate principal amount of 5.49% Senior Secured Notes, Series G, due May 1, 2054 pursuant to the 2024 NPA.

We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under our existing Credit Facilities, the CP Program and the AR Facility to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, or our Credit Facilities, CP Program and AR

Facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates. See “Item 1A. Risk Factors—Market volatility may impact our business and financial condition in ways that we currently cannot predict.” in our 2023 Form 10-K.

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

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at March 31, 2024 and December 31, 2023:

	At March 31,		At December 31,
	2024		2023
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	56.5%	43.5%	55.8%	44.2%
GAAP capitalization	48.6%	51.4%	48.3%	51.7%

Member Contributions and Distributions

Contributions — We received cash contributions from our members of $240 million on May 3, 2024. In the three months ended March 31, 2024, we received the following cash contributions from our members:

Receipt Date	Amount
February 16, 2024	$240

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2024, we had $458 million available to distribute to our members.

On April 30, 2024, our board of directors declared a cash distribution of $126 million, which was paid to our members on May 1, 2024. In the three months ended March 31, 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 14, 2024	February 15, 2024	$125

Credit Rating Provisions and Material Debt Covenants

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of our Credit Facilities (as discussed below). In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent comprehensive base rate review or subsequent comprehensive base rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Presented below are the credit ratings assigned for our debt securities at May 7, 2024.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — Each of our Credit Facilities contains terms pursuant to which the interest rates and commitment fee charged under the agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings and the commitment fees on undrawn amounts under our Credit Facilities and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 4 to Financial Statements for additional information regarding our each of our Credit Facilities and CP Program.

The $2B Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The $2B Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics. Based on our 2023 performance on those two sustainability-linked pricing metrics in 2023, in which we met the employee health and safety target, but due to supply chain constraints were unable to meet the environmental threshold objective of securing a certain number of lower-emissions bucket trucks, we anticipate an increase to the applicable margin and commitment fee during 2024 of + 0.005% and + 0.025%, respectively. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

Our Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR

Facility, the note purchase agreement dated March 29, 2023 and the 2024 NPA is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At March 31, 2024, we believe we were in compliance with this covenant and all other covenants under the $2B Credit Facility, the AR Facility, and the note purchase agreements.

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

Guarantees

At March 31, 2024, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

System Resiliency Plan (PUCT Docket No. 56545) — On May 6, 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. The system resiliency plan requests approval of approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses over a three-year period to enhance the resiliency of our transmission and distribution system. The three-year period will commence upon PUCT approval of the plan, but is anticipated to be for the years 2025 through 2027. The system resiliency plan proposes various measures to address certain resiliency events, including extreme weather, wildfires, physical security threats, and cybersecurity threats. The statute provides that the PUCT will review and approve, modify, or deny a filed plan within 180 days. We cannot predict the outcome of the proceeding. To the extent our system resiliency plan is approved by the PUCT, we intend to recover distribution-related costs through our interim DCRF rate adjustment, with the unrecovered distribution-related operation and maintenance expenses, depreciation expenses and return on the capital to be recognized as a regulatory asset.

Capital Trackers— See Note 2 to Financial Statements for a discussion of capital trackers, including our pending interim DCRF adjustment request.

Comprehensive Base Rate Review Appeal (PUCT Docket No. 53601) — In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect in May 2023. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019 as well as certain of the employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. On February 22, 2024, the court dismissed the appeal for lack of jurisdiction. On March 22, 2024, we appealed that ruling to the Third Court of Appeals in Texas.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at March 31, 2024.

At March 31, 2024, all of our senior secured notes carried fixed interest rates. Borrowings under the AR Facility at March 31, 2024 bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays a used and unused fee in connection with the AR Facility. At March 31, 2024, the borrowing base for the AR Facility was

$483 million, and $300 million in aggregate borrowings were outstanding under the AR Facility. Borrowings under the $500M Credit Facility at March 31, 2024 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At March 31, 2024, $500 million in aggregate borrowings were outstanding under the $500M Credit Facility.

In addition, borrowings of short-term debt under the $2B Credit Facility bear interest on a floating rate basis. At March 31, 2024, we had no floating rate debt outstanding under the $2B Credit Facility. Based on the amount of floating rate debt outstanding as of March 31, 2024, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

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

Our exposure to credit risk associated with accounts receivable totaled $960 million at March 31, 2024. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $15 million at March 31, 2024. The exposure includes accounts receivable from REPs totaling $575 million, which are generally noninvestment grade and from transmission customers totaling $190 million, which primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities, which are generally considered low credit risk. At March 31, 2024, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers collectively represented 23% and 21%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at March 31, 2024.

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

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements,” which are subject to risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of material regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Matters with the PUCT”. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations, or cash flows. For a discussion of certain of these proceedings, see Notes 2 and 6 to Financial Statements.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
	Previously Filed	As
Exhibits	With File Number*	Exhibit
(10)	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K (filed February 21, 2024)	10(b)	—	Oncor Electric Delivery Company LLC Tenth Amended and Restated Executive Annual Incentive Plan, effective as of January 1, 2024.
10(b)	333-100240 Form 8-K (filed February 21, 2024)	10(c)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan effective as of January 1, 2024.
Credit Agreements
10(c)	333-100240 Form 8-K (filed February 21, 2024)	10(a)	—

Revolving Credit Agreement, dated as of February 21, 2024, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

Other Material Contracts
10(d)	333-100240 Form 8-K (filed April 2, 2024)	10.1	—

Note Purchase Agreement, dated as of March 27, 2024, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.00% Senior Secured Notes, Series F, due May 1, 2029 and 5.49% Senior Secured Notes, Series G, due May 1, 2054.

10(e)	333-100240 Form 8-K (filed April 30, 2024)	10.1	—

Amendment No. 1 to Receivables Financing Agreement, dated April 26, 2024, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents from time to time party thereto.

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

Date: May 7, 2024