Form 10-Q
period 2024-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2024-08-06
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☒

As of August 6, 2024, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

ASC	Accounting Standards Codification
COVID-19	Coronavirus Disease 2019
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program
Credit Facilities	Refers collectively to the $2B Credit Facility and the $500M Credit Facility
DCRF	Distribution cost recovery factor
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

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Euro Notes	Refers to the €500 million aggregate principal amount of euro-denominated senior secured notes due May 15, 2031, which were issued by Oncor in May 2024
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kWh	Kilowatt-hours
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NERC	North American Electric Reliability Corporation
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, the direct majority owner (80.25% equity interest) of Oncor. Oncor Holdings is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(U.S. dollars in millions)
Operating revenues (Note 3)	$1,492	$1,343	$2,950	$2,635
Operating expenses:
Wholesale transmission service	351	322	702	643
Operation and maintenance	295	271	594	534
Depreciation and amortization	261	242	518	482
Provision in lieu of income taxes (Note 9)	53	41	100	68
Taxes other than amounts related to income taxes	136	141	280	286
Write-off of rate base disallowances	-	-	-	55
Total operating expenses	1,096	1,017	2,194	2,068
Operating income	396	326	756	567
Other (income) and deductions – net (Note 11)	(16)	(5)	(30)	2
Non-operating benefit in lieu of income taxes	-	(2)	(1)	(8)
Interest expense and related charges (Note 11)	161	133	311	256
Write-off of non-operating rate base disallowances	-	-	-	14
Net income	$251	$200	$476	$303

See Notes to Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(U.S. dollars in millions)
Net income	$251	$200	$476	$303
Other comprehensive (loss) income:
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	-	2	1
Cash flow hedges – (loss) gain on settlement of interest rate hedge transactions (net of tax)	(13)	-	(13)	-
Fair value hedges – unrealized (loss) gain of cross-currency swaps attributable to excluded components (net of tax)	(9)	-	(9)	-
Defined benefit pension plans	1	-	1	(20)
Total other comprehensive (loss) income	(20)	-	(19)	(19)
Comprehensive income	$231	$200	$457	$284

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$476	$303
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	602	536
Write-off of rate base disallowances	-	69
Provision in lieu of deferred income taxes – net	57	23
Changes in operating assets and liabilities:
Accounts receivable	(202)	(78)
Inventories	(28)	(49)
Accounts payable – trade	162	(6)
Regulatory assets – deferred revenues (Note 2)	(51)	(120)
Regulatory assets – self-insurance reserve (Note 2)	(236)	(166)
Other assets and liabilities	(142)	19
Cash provided by operating activities	638	531
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	1,442	1,400
Repayments of senior secured notes (Note 5)	(500)	-
Borrowings under term loans	-	775
Repayments under term loans	-	(875)
Borrowings under AR Facility (Note 5)	540	425
Repayments under AR Facility (Note 5)	(400)	(100)
Borrowings under $500M Credit Facility (Note 5)	500	-
Net change in short-term borrowings (Note 4)	(282)	(198)
Contributions from members (Note 7)	480	221
Distributions to members (Note 7)	(251)	(255)
Debt discount, financing and reacquisition costs – net	(15)	(33)
Cash provided by financing activities	1,514	1,360
Cash flows – investing activities:
Capital expenditures	(2,196)	(1,890)
Sales tax audit settlement refund (Note 6)	56	-
Other – net	20	17
Cash used in investing activities	(2,120)	(1,873)
Net change in cash, cash equivalents and restricted cash	32	18
Cash, cash equivalents and restricted cash – beginning balance	151	98
Cash, cash equivalents and restricted cash – ending balance	$183	$116

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2024	2023
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$20	$19
Restricted cash, current (Note 1)	32	24
Accounts receivable – net (Note 11)	1,150	944
Amounts receivable from members related to income taxes (Note 9)	23	4
Materials and supplies inventories – at average cost	369	341
Prepayments and other current assets (Note 11)	183	101
Total current assets	1,777	1,433
Restricted cash, noncurrent (Note 1)	131	108
Investments and other property (Note 11)	171	158
Property, plant and equipment – net (Note 11)	29,727	28,057
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,721	1,556
Right-of-use operating lease and other assets (Note 6)	153	142
Total assets	$38,420	$36,194

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$282
Accounts payable – trade	811	600
Amounts payable to members related to income taxes (Note 9)	15	27
Accrued taxes other than amounts related to income	161	261
Accrued interest	127	117
Operating lease and other current liabilities (Note 6)	335	338
Total current liabilities	1,449	1,625
Long-term debt, noncurrent (Note 5)	14,862	13,294
Liability in lieu of deferred income taxes (Note 9)	2,412	2,320
Regulatory liabilities (Note 2)	2,951	3,000
Employee benefit plan obligations (Note 8)	1,430	1,442
Operating lease and other obligations (Notes 6 and 11)	422	305
Total liabilities	23,526	21,986
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at June 30, 2024 and December 31, 2023 – 635,000,000	15,093	14,388
Accumulated other comprehensive loss	(199)	(180)
Total membership interests	14,894	14,208
Total liabilities and membership interests	$38,420	$36,194

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

Our condensed consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations. Our condensed consolidated financial statements include the accounts of Oncor and its consolidated VIEs.

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

Revenue Recognition

Oncor’s revenue is billed under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers. Tariff rates are designed to recover the cost of providing electric delivery service including a reasonable rate of return on invested capital. Revenues are generally recognized when the underlying service has been provided as prescribed by the related tariff. See Note 3 for additional information regarding revenues.

Derivatives and Hedging

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected use of financing, including the Euro Notes. We have and may, from time to time, continue to utilize derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks. All derivative instruments are recorded on the balance sheet at fair value as a derivative asset or liability and changes in the fair value are recognized in net income if the criteria for hedge accounting are not met or if the instrument is not designated as a hedge. See Note 10 for more information regarding our derivative instruments.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At June 30,	At December 31,
	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$20	$19
Restricted cash, current (a)	32	24
Restricted cash, noncurrent (a)	131	108
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$183	$151

____________

(a)Restricted cash represents amounts held by Oncor for customer deposits that are subject to probable return in accordance with PUCT rules, ERCOT requirements or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in separate escrow accounts.

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

VIE

We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based on qualitative and quantitative analyses, which assess:

•the purpose and design of the VIE;

•the nature of the VIE’s risks and the risks we absorb;

•the power to direct activities that most significantly impact the economic performance of the VIE; and

•the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

We will continue to evaluate our business operations and VIEs for any changes that may impact our determination of whether an entity is a VIE and if we are the primary beneficiary.

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

2. REGULATORY MATTERS

Regulatory Proceedings

System Resiliency Plan (PUCT Docket No. 56545)

On May 6, 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. On August 5, 2024, we filed a letter in the system resiliency plan proceeding noting that the parties have reached a settlement in principle and are working to finalize a written settlement agreement by August 16, 2024 for PUCT review and approval. The system resiliency plan as filed requests approval of approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses over a three-year period to enhance the resiliency of our transmission and distribution system. The system resiliency plan proposes various measures to address certain resiliency events, including extreme weather, wildfires, physical security threats, and cybersecurity threats. To the extent our system resiliency plan is approved by the PUCT, we intend to recover distribution-related costs through our interim DCRF rate adjustment, with the unrecovered distribution-related operation and maintenance expenses, depreciation expenses and return on the capital to be recognized as a regulatory asset.

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

During the six months ended June 30, 2024, Oncor filed the following interim rate adjustment applications with the PUCT:

Filing Type	PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
DCRF	56306	December 2023 (b)	March 2024	July 2024	$81

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

Comprehensive Base Rate Review (PUCT Docket No. 53601)

In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect in May 2023. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain of the employee benefit and compensation-related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed that ruling to the Third Court of Appeals in Texas.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at June 30, 2024.

	Remaining Rate Recovery/Amortization Period in Effect
	At June 30, 2024	At June 30, 2024	At December 31, 2023
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$191	$189
Employee retirement costs being amortized	4 years	78	94
Employee retirement costs incurred since the last comprehensive base rate review periods (b)	To be determined	71	70
Self-insurance reserve (primarily storm recovery costs) being amortized	4 years	395	454
Self-insurance reserve incurred since the last comprehensive base rate review periods (primarily storm related) (b)	To be determined	673	438
Debt reacquisition costs	Lives of related debt	8	10
Under-recovered advanced metering system costs being amortized	4 years	70	83
Energy efficiency program performance bonus (a)	Approximately 1 year	10	21
Wholesale distribution substation service costs being amortized	4 years	58	65
Wholesale distribution substation service costs incurred since the last comprehensive base rate review periods (b)	To be determined	28	28
Expenses related to COVID-19 (b)	Various	29	32
Recoverable deferred income taxes	Various	45	38
Uncollectible payments from REPs	Various	9	7
Under-recovered wholesale transmission service expense (a)	Approximately 1 year	25	-
Other regulatory assets	Various	31	27
Total regulatory assets		1,721	1,556

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,559	1,519
Excess deferred taxes	Primarily over lives of related assets	1,279	1,311
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	-	64
Unamortized gain on reacquisition of debt	Lives of related debt	24	25
Employee retirement costs over-recovered being refunded	4 years	21	23
Employee retirement costs over-recovered since the last comprehensive base rate review periods (b)	To be determined	40	39
Other regulatory liabilities	Various	28	19
Total regulatory liabilities		2,951	3,000
Net regulatory (liabilities) assets		$(1,230)	$(1,444)

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$358	$307	$687	$551
Large commercial & industrial (b)	312	274	617	545
Other (c)	30	33	60	69
Total distribution base revenues	700	614	1,364	1,165
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	263	238	525	488
Billed to REPs serving Oncor distribution customers, through TCRF	144	133	287	274
Total TCOS revenues	407	371	812	762
Other miscellaneous revenues	22	25	46	42
Total revenues contributing to earnings	1,129	1,010	2,222	1,969

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	351	322	702	643
EECRF and other revenues	12	11	26	23
Total revenues collected for pass-through expenses	363	333	728	666
Total operating revenues	$1,492	$1,343	$2,950	$2,635

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

Customers

At June 30, 2024, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our network transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 22% and 20%, respectively, of our total operating revenues for the three months ended June 30, 2024 and 24% and 22%, respectively, of our total operating revenues for the six months ended June 30, 2024. No other customer represented more than 10% of our total operating revenues during such periods.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the $2B Credit Facility and CP Program at June 30, 2024 and December 31, 2023:

	At June 30,	At December 31,
	2024	2023
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(282)
Total available unused credit	$2,000	$1,718

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

5. LONG-TERM DEBT

At June 30, 2024, our long-term debt consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes, variable rate secured debt borrowed under our AR Facility and variable rate unsecured debt borrowed under the $500M Credit Facility.

At June 30, 2024 and December 31, 2023, our long-term debt consisted of the following:

	At June 30,	At December 31,
	2024	2023
Total U.S. Dollar-denominated Fixed Rate Senior Secured Notes	$13,845	$13,445
Euro-denominated Fixed Rate Senior Secured Notes:
3.50% Euro Notes due May 15, 2031 measured at issuance (a)	542	-
Remeasurement adjustment at June 30, 2024 (b)	(6)	-
Total Euro-denominated Fixed Rate Senior Secured Notes	536	-
Total Fixed Rate Senior Secured Notes (c)	14,381	13,445
Variable Rate Secured Debt:
AR Facility due April 28, 2027 (d)	140	-
Variable Rate Unsecured Debt:
$500M Credit Facility due February 21, 2027 (e)	500	-
Total long-term debt	15,021	13,445
Unamortized discount, premium and debt issuance costs	(159)	(151)
Long-term debt, noncurrent	$14,862	$13,294

___________

(a)On May 21, 2024, we issued the Euro Notes. Our euro-denominated fixed rate payment obligations under the Euro Notes were effectively converted to U.S. dollar-denominated fixed-rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the Euro Notes that are due in euros. As a result of the cross-currency swaps, the U.S. dollar principal amount due on the Euro Notes at maturity will be $542 million and the all-in U.S. dollar fixed-rate coupon on the Euro Notes is 5.371%.

(b)The remeasurement was calculated based on the exchange rate of €1.00 to $1.0713 on June 30, 2024.

(c)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

(d)Amounts borrowed under our AR Facility are secured by accounts receivable from REPs and certain related rights under our AR Facility. See “AR Facility” below for additional information.

(e)Amounts borrowed under the $500M Credit Facility are unsecured. See “$500M Credit Facility” below for additional information.

At June 30, 2024 and December 31, 2023, our U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At June 30,	At December 31,
	2024	2023
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
2.75% Senior Notes due June 1, 2024	$-	$500
2.95% Senior Notes due April 1, 2025 (a)	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	200
4.30% Senior Notes due May 15, 2028	600	600
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
5.00% Senior Notes, Series F, due May 1, 2029	100	-
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	100
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.65% Senior Notes due November 15, 2033	800	800
5.45% Senior Notes, Series E, due May 1, 2036	100	100
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	900
5.35% Senior Notes due October 1, 2052	300	300
5.49% Senior Notes, Series G, due May 1, 2054	50	-
5.55% Senior Notes due June 15, 2054	750	-
Total U.S. dollar-denominated Fixed Rate Senior Secured Notes	$13,845	$13,445

___________

(a)In accordance with ASC 470-10 “Debt”, our ability to refinance $350 million aggregate principal amount of our 2.95% Senior Notes due April 1, 2025 on a long-term basis, through the available capacity of our AR Facility, and our intent to refinance such notes on a long-term basis, results in $350 million being classified as long-term debt, noncurrent as of June 30, 2024.

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

The agreements relating to the AR Facility contain customary representations and warranties and affirmative and negative covenants. The agreements relating to the AR Facility also contain customary events of default for a facility of this type, the occurrence of which provides for the acceleration of all outstanding loans made under the AR Facility, including Receivables LLC’s failure to pay interest or other amounts due, Receivables LLC becoming insolvent or subject to bankruptcy proceedings or certain judicial judgments or breaches of certain representations and warranties and covenants.

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

At June 30, 2024, $500 million aggregate principal amount of borrowings were outstanding under the $500M Credit Facility.

Long-Term Debt-Related Activity in the Six Months ended June 30, 2024

Senior Secured Notes

Issuance of 2024 NPA Notes

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

The 2024 NPA contains customary covenants, restricting, subject to certain exceptions, us from, among other things, entering into mergers and consolidations, and sales of substantial assets. In addition, the 2024 NPA requires that we maintain a consolidated senior debt to consolidated total capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The 2024 NPA also contains customary events of default, including the failure to pay principal or interest on the 2024 NPA Notes when due, among others. If any such event of default occurs and is continuing, among other remedies provided in the 2024 NPA, the outstanding principal of the 2024 NPA Notes may be declared due and payable.

Issuance of Euro Notes Under Indenture

On May 21, 2024, we issued €500 million aggregate principal amount of Euro Notes. The Euro Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. Our euro-denominated fixed-rate payment obligations under the Euro Notes were effectively converted to U.S. dollar-denominated fixed-rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange risk associated with the interest and principal payments on the Euro Notes that are due in euros. As a result of the cross-currency swaps, the U.S. dollar principal amount due on the Euro Notes at maturity will be $542 million and the all-in U.S. dollar fixed-rate coupon on the Euro Notes is 5.371%. See Note 10 for more information on our cross-currency swaps activities.

We intend to allocate/disburse the net proceeds from the sale of the Euro Notes, or an amount equal to the net proceeds from the sale of the Euro Notes, to finance and/or refinance, in whole or in part, investments in or expenditures on one or more new and/or existing eligible green projects in accordance with our sustainable financing framework. Eligible green projects will include new and/or existing projects which fall into one or more of the eligible categories of renewable energy, energy efficiency and climate change adaptation, and also meet the eligibility criteria set forth in the applicable offering documents. Prior to the allocation/disbursement of the full amount of the net proceeds from the sale of the Euro Notes to eligible green projects, we temporarily applied such net proceeds to repay $400 million aggregate principal amount outstanding under our AR Facility, which amount reflected the entire amount then-outstanding, and to repay outstanding CP Notes.

The Euro Notes bear interest at a rate of 3.50% per annum and mature on May 15, 2031. Interest on the Euro Notes will accrue from the date of the original issuance and will be payable annually on May 15 of each year, beginning on May 15, 2025. Prior to February 15, 2031, we may redeem the Euro Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after February 15, 2031, we may redeem the Euro Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Euro Notes, plus accrued and unpaid interest. We may also redeem the Euro Notes for cash in whole, but not in part, at the redemption price equal to 100% of the principal amount of the Euro Notes, plus accrued and unpaid interest, if certain tax events occur that would obligate us to pay certain additional amounts.

Issuance of Senior Secured Notes Under Indenture (2054 Notes)

On June 21, 2024, we issued $750 million aggregate principal amount of 5.55% Senior Secured Notes due June 15, 2054 (2054 Notes). The 2054 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. We used the net proceeds from the sale of the 2054 Notes for general corporate purposes, including to repay outstanding CP Notes.

The 2054 Notes bear interest at a rate of 5.55% per annum and mature on June 15, 2054. Interest on the 2054 Notes accrued from June 21, 2024 and will be payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2024. Prior to December 15, 2053, we may redeem the 2054 Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after December 15, 2053, we may redeem the 2054 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2054 Notes, plus accrued and unpaid interest.

Senior Secured Notes Repayment

We repaid in full at maturity the $500 million aggregate principal amount of our 2.75% Senior Secured Notes due June 1, 2024, plus accrued and unpaid interest on such notes.

AR Facility

On May 21, 2024, we repaid the $400 million aggregate principal amount then outstanding under the AR Facility. We borrowed $100 million and $140 million aggregate principal amount under the AR Facility on April 29, 2024 and June 27, 2024, respectively. The proceeds of the borrowings were used for general corporate purposes, including to repay outstanding CP Notes.

At June 30, 2024, the borrowing base for the AR Facility was $500 million and the aggregate borrowings outstanding under the AR Facility totaled $140 million.

Fair Value of Long-Term Debt

At June 30, 2024 and December 31, 2023, the estimated fair value of our long-term debt (including current maturities) totaled $13.796 billion and $12.798 billion, respectively, and the carrying amount totaled $14.862 billion and $13.294 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At June 30, 2024, we had $4 million in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes as required by PURA. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2023 Form 10-K for additional information on leases.

As of June 30, 2024, there was a 15-year operating lease contract we entered into in December 2023 that is scheduled to commence in the second half of 2024. The estimated $64 million present value of the lease obligation is not yet recorded on the Condensed Consolidated Balance Sheets.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of June 30, 2024, the Texas State Comptroller’s office was conducting two sales and use tax audits for audit periods covering July 2013 through December 2017 and January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolution of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

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

7. MEMBERSHIP INTERESTS

Contributions

We received cash contributions from our members of $240 million on July 31, 2024. In the six months ended June 30, 2024, we received the following cash contributions from our members:

Receipt Dates	Amounts
February 16, 2024	$240
May 3, 2024	$240

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At June 30, 2024, our regulatory capitalization was 56.9% debt to 43.1% equity and as a result we had $259 million available to distribute to our members.

On July 30, 2024, our board of directors declared a cash distribution of $125 million, which was paid to our members on July 30, 2024. In the six months ended June 30, 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2024	February 15, 2024	$125
April 30, 2024	May 1, 2024	$126

Membership Interests

The following tables present the changes to membership interests during the three and six months ended June 30, 2024 and 2023, net of tax:

	Capital Account	AOCI	Total Membership Interests
Balance at March 31, 2024	$14,728	$(179)	$14,549
Net income	251	-	251
Capital contributions	240	-	240
Distributions	(126)	-	(126)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	1
Cash flow hedges – (loss) gain on settlement of interest rate hedge transactions (net of tax)	-	(13)	(13)
Fair value hedges – unrealized (loss) gain of cross-currency swaps attributable to excluded components (net of tax)	-	(9)	(9)
Defined benefit pension plans	-	1	1
Balance at June 30, 2024	$15,093	$(199)	$14,894

Balance at March 31, 2023	$13,727	$(181)	$13,546
Net income	200	-	200
Capital contributions	115	-	115
Distributions	(149)	-	(149)
Balance at June 30, 2023	$13,893	$(181)	$13,712

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2023	$14,388	$(180)	$14,208
Net income	476	-	476
Contributions from members	480	-	480
Distributions to members	(251)	-	(251)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	2	2
Cash flow hedges – (loss) gain on settlement of interest rate hedge transactions (net of tax)	-	(13)	(13)
Fair value hedges – unrealized (loss) gain of cross-currency swaps attributable to excluded components (net of tax)	-	(9)	(9)
Defined benefit pension plans	-	1	1
Balance at June 30, 2024	$15,093	$(199)	$14,894

Balance at December 31, 2022	$13,624	$(162)	$13,462
Net income	303	-	303
Contributions from members	221	-	221
Distributions to members	(255)	-	(255)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	1
Defined benefit pension plans (a)	-	(20)	(20)
Balance at June 30, 2023	$13,893	$(181)	$13,712

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

AOCI

The following table presents the changes to AOCI for the six months ended June 30, 2024 and 2023, net of tax:

	Derivative Hedges	Defined Benefit Pension and OPEB Plans	Total AOCI
Balance at December 31, 2023	$(34)	$(146)	$(180)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	2	-	2
Cash flow hedges – (loss) gain on settlement of interest rate hedge transactions (net of tax)	(13)	-	(13)
Fair value hedges – unrealized (loss) gain of cross-currency swaps attributable to excluded components (net of tax)	(9)	-	(9)
Defined benefit pension plans	-	1	1
Balance at June 30, 2024	$(54)	$(145)	$(199)

Balance at December 31, 2022	$(34)	$(128)	$(162)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	-	1
Defined benefit pension plans (a)	-	(20)	(20)
Balance at June 30, 2023	$(33)	$(148)	$(181)

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and six months ended June 30, 2024 and 2023, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net pension costs:
Service cost	$7	$6	$13	$12
Interest cost (a)	30	30	60	61
Expected return on assets (a)	(29)	(32)	(58)	(64)
Amortization of net loss (a)	1	-	2	1
Net pension costs	9	4	17	10
Net adjustments (b)	(3)	2	(5)	6
Net pension costs recognized as operation and maintenance expense or other deductions	$6	$6	$12	$16

Components of net OPEB costs:
Service cost	$1	$1	$2	$2
Interest cost (a)	8	8	16	16
Expected return on assets (a)	(2)	(2)	(4)	(4)
Amortization of net loss (a)	(2)	(8)	(4)	(16)
Net OPEB costs	5	(1)	10	(2)
Net adjustments (b)	(3)	5	(6)	14
Net OPEB costs recognized as operation and maintenance expense or other deductions	$2	$4	$4	$12

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $23 million and $12 million, respectively, during the six months ended June 30, 2024. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $68 million and $11 million, respectively, during the remainder of 2024 and approximately $532 million and $125 million, respectively, in the five-year period from 2024 to 2028. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At June 30, 2024			At December 31, 2023
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes (receivable) payable	$(19)	$(4)	$(23)	$(3)	$(1)	$(4)
Texas margin tax payable	15	-	15	27	-	27
Net (receivable) payable	$(4)	$(4)	$(8)	$24	$(1)	$23

Cash payments made to members related to income taxes in the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$36	$9	$45	$35	$8	$43
Texas margin tax	26	-	26	25	-	25
Total payments	$62	$9	$71	$60	$8	$68

See Note 7 for information regarding cash contributions from and distributions to members.

•Sempra owns an indirect 50 percent interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended June 30, 2024 and 2023, and $8 million during each of the six months ended June 30, 2024 and 2023, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the six months ended June 30, 2024 and 2023.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected use of financing, including the Euro Notes.

Interest Rate Derivatives

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

Interest Rate Hedge Transactions

In the second quarter of 2024, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of 30-year senior secured notes. The hedges were terminated in June 2024 upon the issuance of our 2054 Notes and a $17 million ($13 million net of tax) loss was reported in other comprehensive (loss) income. The accumulated other comprehensive loss will be reclassified into net income as an increase in interest expense over the life of the 2054 Notes.

There was approximately $5 million of the amounts reported in accumulated other comprehensive loss at June 30, 2024 related to the interest rate hedges entered into in the second quarter of 2024, as well as interest rate hedges entered into in prior years to be reclassified into net income as an increase to interest expense within the next 12 months. There were no interest rate derivatives outstanding at June 30, 2024.

Foreign Currency Derivatives

We are exposed to foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, including the Euro Notes. We have and may continue to utilize cross-currency swaps to help mitigate the exposure related to the Euro Notes and any other foreign currency denominated debt. Our existing cross-currency swaps exchange our euro-denominated principal payments due at maturity under the Euro Notes into a U.S. dollar-denominated notional amount and swap euro-denominated fixed interest rates for U.S. dollar-denominated fixed interest rates. We currently designate our cross-currency swaps as fair value hedges. In accounting for fair value hedges, the derivative contract is recorded on the balance sheet at fair value. We have elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of our foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of other comprehensive income or loss. The fair value (loss) gain of cross-currency swaps attributable to foreign currency exchange rates are recognized in the income statement to offset the remeasurement gain (loss) on the foreign currency denominated debt attributable to foreign currency exchange rates.

Foreign Currency Exchange Rate Hedge Transactions

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. In the second quarter of 2024, we recorded a $17 million fair value loss of the cross-currency swaps. The fair value loss on cross-currency swaps attributable to changes in the foreign currency exchange rate was recorded in the income statement offsetting the gain due to remeasurement of Euro Notes, resulting in no impact on earnings attributable to change in foreign currency exchange rate. The amount attributable to excluded components was $11 million ($9 million net of tax) and was reported in other comprehensive income.

At June 30, 2024, the following foreign currency derivatives designated as fair value hedges of the Euro Notes were outstanding:

						Fair Value Gain (Loss)
	Notional Amount	Pay Rate	Receive Amount	Receive Rate	Maturity	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Cross-currency swaps (a)	$542	5.371%	€500 million	3.50%	2031	$(17)	$(17)

___________

(a)Notional amount reflects the aggregate amount we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amount to the counterparties of the cross-currency swaps. As a result of the cross-currency swaps relating to the Euro Notes, our all-in U.S. dollar fixed-rate coupon on the U.S. dollar notional amount is 5.371%.

Derivative Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of June 30, 2024:

		At June 30, 2024
	Balance Sheet Location	Fair Value of Derivative Liabilities
Cross-currency swaps	Operating lease and other obligations	$17

The table below provides the related income statement impacts of derivative activity for the three and six months ended June 30, 2024:

		Three Months Ended June 30,	Six Months Ended June 30,
	Income Statement Location	2024	2024
Cross-currency swaps	Loss on foreign currency derivatives (a)	$6	$6

____________

(a)The fair value loss on cross-currency swaps attributable to changes in the foreign currency exchange rate was recorded in the income statement offsetting the gain due to remeasurement of Euro Notes, resulting in no impact on earnings attributable to change in foreign currency exchange rate. The fair value loss on cross-currency swaps attributable to excluded components was recognized as a component of other comprehensive income or loss.

Fair Value Measurements

The fair value of our foreign currency related derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Professional fees	$1	$3	$2	$5
Recoverable Pension and OPEB – non-service costs	5	8	9	23
Non-recoverable pension and OPEB	-	(1)	-	(1)
AFUDC – equity income	(14)	(12)	(27)	(23)
Interest and investment income – net	(8)	(3)	(16)	(4)
Other	-	-	2	2
Total other (income) and deductions – net	$(16)	$(5)	$(30)	$2

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest	$168	$137	$324	$263
Amortization of discount, premium and debt issuance costs	3	3	6	6
Less AFUDC – capitalized interest portion	(10)	(7)	(19)	(13)
Total interest expense and related charges	$161	$133	$311	$256

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2024	2023
Accounts receivable	$1,166	$958
Allowance for uncollectible accounts	(16)	(14)
Accounts receivable – net	$1,150	$944

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 20% and 18%, respectively, of our accounts receivable balance at June 30, 2024 and 22% and 20%, respectively, of our accounts receivable balance at December 31, 2023. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2024	2023
Insurance prepayments	$57	$9
Local franchise tax prepayments	108	78
Other	18	14
Prepayments and other current assets	$183	$101

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2024	2023
Assets related to employee benefit plans	$151	$137
Non-utility property – land	19	19
Other	1	2
Total investments and other property	$171	$158

Consolidated VIE

Receivables LLC is considered a VIE under ASC 810. We are the primary beneficiary of this VIE because we have the power to direct AR Facility related activities of the VIE, the obligation to absorb losses and the right to receive benefits that could be significant to the VIE. See Note 5 for more information on the AR Facility. As a result, we consolidate Receivables LLC. Receivable LLC’s assets and liabilities on the balance sheets consisted of the following:

	At June 30,	At December 31,
	2024	2023
Assets
Cash and cash equivalents	$4	$-
REP Accounts receivable – net	716	638
Income tax receivable	6	4
Unamortized AR Facility costs	(2)	2
Total assets	$724	$644

Liabilities
Long-term debt	$140	$-
Total liabilities	$140	$-

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At June 30, 2024	At June 30, 2024	At December 31, 2023
Assets in service:
Distribution	2.7% / 36.4 years	$19,792	$18,865
Transmission	2.4% / 42.0 years	15,640	15,001
Other assets	7.9% / 12.7 years	2,074	2,097
Total		37,506	35,963
Less accumulated depreciation		9,511	9,301
Net of accumulated depreciation		27,995	26,662
Construction work in progress		1,649	1,339
Held for future use		83	56
Property, plant and equipment – net		$29,727	$28,057

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At June 30, 2024			At December 31, 2023
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$682	$131	$551	$679	$127	$552
Capitalized software and other	1,212	421	791	1,238	416	822
Total	$1,894	$552	$1,342	$1,917	$543	$1,374

Aggregate amortization expense for intangible assets totaled $28 million and $24 million for the three months ended June 30, 2024 and 2023, respectively, and $57 million and $46 million for the six months ended June 30, 2024 and 2023, respectively. The estimated annual amortization expense for the five-year period from 2024 to 2028, based on rates in effect at June 30, 2024, is as follows:

Year	Amortization Expense
2024	$113
2025	$113
2026	$113
2027	$113
2028	$113

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2024	2023
Operating lease liabilities (a)	$116	$112
Investment tax credits	2	3
Customer advances for construction – noncurrent	125	105
Litigation claim obligations	84	6
Fair value of derivative liabilities	17	-
Other	78	79
Total operating lease and other obligations	$422	$305

____________

(a)Excludes the effects of a 15-year operating lease contract entered into in December 2023 that is scheduled to commence in the second half of 2024. The estimated $64 million present value of the lease obligation is not yet recorded on the Condensed Consolidated Balance Sheets.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2024	2023
Cash payments related to:
Interest	$306	$245
Less capitalized interest	(19)	(13)
Total interest payments (net of amounts capitalized)	$287	$232

Amount in lieu of income taxes (Note 9):
Federal	$45	$43
State	26	25
Total payments in lieu of income taxes	$71	$68

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$344	$244

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2023 Form 10-K.

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

RESULTS OF OPERATIONS

	Twelve Months Ended June 30,		%
	2024	2023	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	70.4	69.4	1.4
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.0	1.1	(9.1)
Customer Average Interruption Duration Index (CAIDI) (non-storm)	72.6	63.6	14.2

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,008	3,933	1.9

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	652	552	100	677	582	95
Heating degree days	6	11	(5)	459	386	73

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	11,432	10,807	5.8	21,896	20,492	6.9
Commercial, industrial, small business and other	28,911	27,249	6.1	55,760	52,343	6.5
Total electric energy volumes	40,343	38,056	6.0	77,656	72,835	6.6

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

_

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2024	2023	Change	2024	2023	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$358	$307	$51	$687	$551	$136
Large commercial & industrial (b)	312	274	38	617	545	72
Other (c)	30	33	(3)	60	69	(9)
Total distribution base revenues	700	614	86	1,364	1,165	199
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	263	238	25	525	488	37
Billed to REPs serving Oncor distribution customers, through TCRF	144	133	11	287	274	13
Total TCOS revenues	407	371	36	812	762	50
Other miscellaneous revenues	22	25	(3)	46	42	4
Total revenues contributing to earnings	1,129	1,010	119	2,222	1,969	253

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	351	322	29	702	643	59
EECRF and other revenues	12	11	1	26	23	3
Total revenues collected for pass-through expenses	363	333	30	728	666	62
Total operating revenues	$1,492	$1,343	$149	$2,950	$2,635	$315

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

Financial Results — Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Total operating revenues increased $149 million, or 11%, to $1.492 billion during the three months ended June 30, 2024. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $119 million to $1.129 billion during the three months ended June 30, 2024. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $86 million to $700 million during the three months ended June 30, 2024. The increase in distribution base revenues primarily reflects:

o$50 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$16 million increase due to higher customer consumption primarily attributable to weather,

o$10 million increase due to a net higher distribution-related revenue component in the new base rates implemented May 1, 2023, and

o$10 million increase due to customer growth.

Distribution base rates are set periodically in a comprehensive base rate review docket initiated by either us or the PUCT. The most recent base rates implementing the final order in PUCT Docket No. 53601 went into effect in May 2023. The PUCT rules also allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per calendar year between comprehensive base rate reviews to recover distribution investments and certain other related costs.

See the Interim DCRF Filings Table below for a listing of interim DCRF rate adjustment applications impacting revenues for 2024 and 2023.

Interim DCRF Filings Table

PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
56306	December 2023 (b)	March 2024	July 2024	$81
55525	June 2023 (c)	September 2023	December 2023	$53
55190	December 2022 (d)	June 2023	September 2023	$153
51996	December 2020 (e)	April 2021	September 2021	$88

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of customer growth and prior applicable DCRF rate adjustments.

(b)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2023.

(c)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

(d)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2022 through December 31, 2022.

(e)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2020 through December 31, 2020.

•An Increase in Transmission Base Revenues — TCOS revenues increased $36 million to $407 million during the three months ended June 30, 2024. The increase in TCOS revenues primarily reflects a $34 million increase due to increases in transmission billing units as a result of certain increases in average ERCOT peak-demand.

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

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $3 million to $22 million during the three months ended June 30, 2024. The decrease was primarily due to lower revenues from facilities studies provided to customers seeking to connect facilities to the electric grid pursuant to our tariffs.

Revenues collected for pass-through expenses increased $30 million to $363 million during the three months ended June 30, 2024. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $29 million to $351 million during the three months ended June 30, 2024.

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

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $1 million to $12 million during the three months ended June 30, 2024. The increase was primarily due to higher other revenues to cover increased rate case expenditure amortization and higher EECRF revenues to cover higher energy efficiency program expenses. The EECRF and other revenues were generally offset in operation and maintenance expense.

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

See the EECRF Filings Table below for a listing of EECRF filings impacting revenue in 2024 and 2023.

EECRF Filings Table

PUCT Docket No.	Filed	Effective	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus	(Over)-/ Under- Recovery and Other
56682 (b)	May 2024	March 2025	$1.37	$55	$17	$-
55074	May 2023	March 2024	$1.23	$49	$21	$2
53671	May 2022	March 2023	$1.23	$52	$28	$3

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

(b)Pending PUCT approval.

Wholesale transmission service expense increased $29 million to $351 million during the three months ended June 30, 2024. The increase was due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $24 million to $295 million during the three months ended June 30, 2024. The increase was primarily due to an $8 million increase in insurance premium expenses, $8 million in higher regulatory assets amortization, a $4 million increase in the accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review) and $4 million in higher labor and contractor related costs, partially offset by $2 million in lower costs related to materials and supplies. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs and insurance premiums. In addition, we anticipate increased operation and maintenance expenses as part of the system resiliency plan we filed on May 6, 2024 in PUCT Docket No. 56545, which contemplates approximately $520 million in operation and maintenance expense related to resiliency measures over a three-year period. To the extent our system resiliency plan is approved by the PUCT, we expect the incremental distribution-related operation and maintenance expenses related to resiliency to be recovered in rates. For more information on the system resiliency plan, see “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)”.

Depreciation and amortization increased $19 million to $261 million during the three months ended June 30, 2024. The increase was primarily attributable to ongoing investments in property, plant and equipment and higher depreciation and amortization rates as a result of implementing the final order in PUCT Docket No. 53601 in 2023. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information our five-year capital plan.

Provision in lieu of income taxes netted to $53 million during the three months ended June 30, 2024 compared to $39 million (including a $2 million benefit related to non-operating income) during the three months ended June 30, 2023.

The effective income tax rate was 17.4% and 16.3% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes decreased $5 million to $136 million for the three months ended June 30, 2024. The decrease was primarily due to lower property taxes attributable to lower property tax rates enacted through a Texas constitutional amendment in 2023, which applies tax reductions through 2024. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information our five-year capital plan.

Other (income) and deductions – net was $11 million favorable for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The variance was primarily due to a $5 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense, $3 million in lower reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, $2 million higher AFUDC – equity income and $1 million lower professional fees.

Interest expense and related charges increased $28 million to $161 million during the three months ended June 30, 2024. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings.

Net income increased $51 million to $251 million during the three months ended June 30, 2024. The increase was driven by:

•higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oincreases in transmission billing units,

ohigher customer consumption primarily attributable to weather,

othe new base rates implemented May 1, 2023, and

ocustomer growth,

partially offset by

•higher costs associated with increases in invested capital (primarily borrowing costs and depreciation), and

•higher operation and maintenance expense.

Financial Results — Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Total operating revenues increased $315 million, or 12%, to $2.950 billion during the six months ended June 30, 2024.

Revenues contributing to earnings increased $253 million to $2.222 billion during the six months ended June 30, 2024. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $199 million to $1.364 billion during the six months ended June 30, 2024. The increase in distribution base revenues primarily reflects:

o$96 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$47 million increase due to a net higher distribution-related revenue component in the new base rates implemented May 1, 2023,

o$34 million increase due to higher customer consumption primarily attributable to weather, and

o$22 million increase due to customer growth.

•An Increase in Transmission Base Revenues —TCOS revenues increased $50 million to $812 million during the six months ended June 30, 2024. The increase in TCOS revenues primarily reflects:

o$61 million increase due to increases in transmission billing units as a result of certain increases in average ERCOT peak-demand, and

o$7 million increase due to updated interim TCOS rates implemented in 2023 to reflect increases in invested capital,

partially offset by

o$18 million in lower revenues primarily due to the effects of a lower transmission-related revenue component included in the new base rates implemented May 1, 2023.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $4 million to $46 million during the six months ended June 30, 2024. The increase was primarily due to higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid, provided in connection with our electricity delivery services pursuant to our tariffs.

Revenues collected for pass-through expenses increased $62 million to $728 million during the six months ended June 30, 2024. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $59 million to $702 million during the six months ended June 30, 2024 due to higher TCRF Third-Party provider billings.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $3 million to $26 million during the six months ended June 30, 2024. The increase was primarily due to higher EECRF revenues to cover higher energy efficiency program expenses and higher other revenues to cover increased rate case expenditure amortization. The EECRF and other revenues were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $59 million to $702 million during the six months ended June 30, 2024 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $60 million to $594 million during the six months ended June 30, 2024. The increase was primarily due to $30 million in higher regulatory assets amortization, a $16 million increase in the accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect on May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the

PUCT’s final order in our comprehensive base rate review), $12 million in higher labor and contractor related costs, an $8 million increase in insurance premium expenses and $2 million in higher energy efficiency program expenses partially offset by a $10 million refund related to our sales tax audit settlement.

Depreciation and amortization increased $36 million to $518 million during the six months ended June 30, 2024. The increase was attributable to ongoing investments in property, plant and equipment and higher depreciation and amortization rates as a result of implementing the final order in PUCT Docket No. 53601 in 2023.

Provision in lieu of income taxes netted to $99 million (including a $1 million benefit related to non-operating income) during the six months ended June 30, 2024 compared to $60 million (including an $8 million benefit related to non-operating income) during the six months ended June 30, 2023. The increase partially reflects the tax effects associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 17.2% and 16.5% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes decreased $6 million to $280 million during the six months ended June 30, 2024. The decrease was primarily due to lower property taxes attributable to lower property tax rates enacted through a Texas constitutional amendment in 2023, which applies tax reductions through 2024, partially offset by increases in local franchise taxes payable by us to municipalities and payroll taxes. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans.

Other (income) and deductions - net was $32 million favorable for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The variance was primarily due to $14 million in lower reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, a $12 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense, $4 million higher AFUDC – equity income and $3 million lower professional fees.

Interest expense and related charges increased $55 million to $311 million during the six months ended June 30, 2024. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

Write-off of rate base disallowances was recorded in the amount of $69 million in the first quarter of 2023, as a result of the final order issued by the PUCT in April 2023 in our comprehensive base rate review, which excluded from rate base certain employee benefit and compensation related costs incurred through December 31, 2021. The write-off includes a $55 million ($43 million net of tax) write-off of disallowed capitalized property, plant and equipment reflected in operating expenses and a $14 million ($11 million net of tax) write-off of non-operating disallowances related to these disallowed employee benefit and compensation related costs.

Net income increased $173 million to $476 million during the six months ended June 30, 2024. The increase was driven by:

•higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oincreases in transmission billing units,

ohigher customer consumption primarily attributable to weather,

othe new base rates implemented May 1, 2023, and

ocustomer growth,

•the write-off of rate base disallowances recorded in the first quarter of 2023,

partially offset by

•higher costs associated with increases in invested capital (primarily borrowing costs and depreciation), and

•higher operation and maintenance expense.

OTHER COMPREHENSIVE INCOME (LOSS)

Cash Flow Hedges

In the second quarter of 2024, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of 30-year senior secured notes. The hedges, which were designated as cash flow hedges, were terminated in June 2024 upon the issuance of $750 million aggregate principal amount of our 5.55% Senior Secured Notes due June 15, 2054, and a $17 million ($13 million net of tax) settlement loss was reported in other comprehensive income.

We previously entered into multiple interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the then-anticipated issuances of senior secured notes in the past. All of these hedges had been terminated as of June 30, 2024, with losses reported in other comprehensive income. There was approximately $5 million of the amounts reported in accumulated other comprehensive loss at June 30, 2024 related to the interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. In the second quarter of 2024, we recorded a $17 million fair value loss of the derivative hedging instruments. The amount attributable to excluded components was $11 million ($9 million net of tax) and was reported in other comprehensive income.

Defined Benefit Pension Plans

During the first quarter of 2023, we reclassified $20 million related to certain employee retirement liabilities previously recorded in regulatory assets to other comprehensive income, as a result of the final order in our comprehensive base rate review disallowing rate recovery of those costs.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Operating Activities — The following items contributed to sources (uses) of cash related to operating activities:

Six Months Ended June 30,
2024 compared to 2023
Change in net income, adjusted for noncash items included in earnings	$204
Change in over/under collected regulated revenues	69
Change in working capital accounts	65
Higher pension plans and OPEB Plans contributions	(19)
Higher insurance premium payments	(40)
Change in self-insurance reserve, primarily storm related	(70)
Higher payments for third-party wholesale transmission services	(113)
Other	11
$107

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $84 million and $54 million more than the amounts reported in the condensed statements of consolidated income for the six months ended June 30, 2024 and 2023, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to sources (uses) of cash related to financing activities:

Six Months Ended June 30,
2024 compared to 2023
Higher contributions from members	$259
Lower distributions to members	4
Lower net borrowings	(109)
$154

Investing Activities — The following items contributed to sources (uses) of cash related to investing activities:

Six Months Ended June 30,
2024 compared to 2023
Higher capital expenditures	$(306)
Sales tax audit settlement refund classified as investing activity	56
Other	3
$(247)

Long-Term Debt-Related Activities 2024

At June 30, 2024, our long-term debt totaled an aggregate principal amount of $15.021 billion, an increase of $1.576 billion over the $13.445 billion aggregate principal amount of long-term debt outstanding at December 31, 2023. Long-term debt outstanding at June 30, 2024 consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes, variable rate secured debt borrowed under our AR Facility and variable rate unsecured debt borrowed under the $500M Credit Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the six months ended June 30, 2024:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
5.00% Senior Notes, Series F, due May 1, 2029 (a)	April 24, 2024	$100
5.49% Senior Notes, Series G, due May 1, 2054 (a)	April 24, 2024	50
3.50% Euro Notes due May 15, 2031 (b)	May 21, 2024	542
5.55% Senior Notes due June 15, 2054	June 21, 2024	750
Total senior secured notes issued during the six months ended June 30, 2024		$1,442

____________

(a)Issued under a note purchase agreement entered into in March 2024 with the purchasers named therein.

(b)On May 21, 2024, we issued the Euro Notes. Our euro-denominated fixed-rate payment obligations under the Euro Notes were effectively converted to U.S. dollar-denominated fixed-rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange risk associated with the interest and principal payments on the Euro Notes that are due in euros. The U.S. dollar principal amount due on the Euro Notes at maturity will be $542 million and the all-in U.S. dollar fixed-rate coupon on the Euro Notes is 5.371%.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2024, the amount of available bond credits was $2.931 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $5.059 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

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

At June 30, 2024, the borrowing base for the AR Facility was $500 million, and $140 million in aggregate borrowings were outstanding under the AR Facility.

The following table summarizes the activity under our AR Facility in the six months ended June 30, 2024:

Borrowing (Repayment)Amounts
Borrowing on January 30, 2024	$300
Borrowing on April 29, 2024	100
Repayment on May 21, 2024	(400)
Borrowing on June 27, 2024	140
Balance at June 30, 2024	$140

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

The following table summarizes the activity under the $500M Credit Facility in the six months ended June 30, 2024:

Borrowing Amounts
Borrowing on February 28, 2024	$220
Borrowing on March 28, 2024	280
Balance at June 30, 2024	$500

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

As of June 30, 2024, we had no CP Notes outstanding, and as of December 31, 2023, we had $282 million of CP Notes outstanding. The weighted average interest rate for CP Notes was 5.54% at December 31, 2023. All outstanding CP Notes at December 31, 2023 had maturity dates of less than one year.

See Note 4 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditures budget of approximately $4.5 billion for 2024. We have also announced a 2024 to 2028 five-year capital expenditure plan of approximately $24.2 billion, not including the capital expenditures included in system resiliency plans that are approved by the PUCT. We filed our first system resiliency plan for PUCT approval on May 6, 2024, which requests an aggregate of approximately $2.9 billion in capital expenditures over a three-year period. See “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)” for more information on our system resiliency plan filing.

In addition, we anticipate significant potential capital investment opportunities incremental to our five-year capital plan may be available as a result of continued growth in ERCOT, particularly on the transmission side of our business due to increased customer demand, and additional distribution-related reliability and resiliency needs.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $68 million and $11 million, respectively, in 2024 and approximately $532 million and $125 million, respectively, in the five-year period from 2024 to 2028. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the six months ended June 30, 2024, we made cash contributions to the pension plans and OPEB Plans of $23 million and $12 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

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

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at June 30, 2024 and December 31, 2023 are summarized in the following table:

	At June 30,	At December 31,	Increase
	2024	2023	(Decrease)
Cash and cash equivalents	$20	$19	$1
Available unused credit under the $2B Credit Facility and CP Program	2,000	1,718	282
Available borrowing capacity under AR Facility	360	500	(140)
Available borrowing capacity under the $500M Credit Facility	-	-	-
Total available liquidity	$2,380	$2,237	$143

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

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at June 30, 2024 and December 31, 2023:

	At June 30,		At December 31,
	2024		2023
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	56.9%	43.1%	55.8%	44.2%
GAAP capitalization	49.9%	50.1%	48.3%	51.7%

Member Contributions and Distributions

Contributions — We received cash contributions from our members of $240 million on July 31, 2024. In the six months ended June 30, 2024, we received the following cash contributions from our members:

Receipt Dates	Amounts
February 16, 2024	$240
May 3, 2024	$240

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2024, we had $259 million available to distribute to our members.

On July 30, 2024, our board of directors declared a cash distribution of $125 million, which was paid to our members on July 30, 2024. In the six months ended June 30, 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2024	February 15, 2024	$125
April 30, 2024	May 1, 2024	$126

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

Presented below are the credit ratings assigned for our debt securities at August 6, 2024.

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

The $2B Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The $2B Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics. Based on our performance on those two sustainability-linked pricing metrics in 2023, in which we met the employee health and safety target, but due to supply chain constraints were unable to meet the environmental threshold objective of securing a certain number of lower-emissions bucket trucks, the applicable margin and commitment fee increased by + 0.005% and + 0.025%, respectively, beginning in the third quarter of 2024. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

Our Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR Facility, the note purchase agreement dated March 29, 2023 and the 2024 NPA is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At June 30, 2024, we believe we were in compliance with this covenant and all other covenants under the Credit Facilities, the AR Facility, and the note purchase agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facilities, the May 2019 NPA and the AR Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated or, in the case of the May 2019 NPA, may cause the notes issued thereunder to be declared due and payable.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements would permit the holders of our secured debt under the indentures or the note purchase agreements to exercise their remedies under the Deed of Trust.

Guarantees

At June 30, 2024, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

System Resiliency Plan (PUCT Docket No. 56545) — On May 6, 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. On August 5, 2024, we filed a letter in the system resiliency plan proceeding noting that the parties have reached a settlement in principle and are working to finalize a written settlement agreement by August 16, 2024 for PUCT review and approval. We anticipate that implementation of the system resiliency plan would begin in the fourth quarter of 2024, subject to receipt of PUCT approval. The system resiliency plan as filed requests approval of approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses over a three-year period to enhance the resiliency of our transmission and distribution system. The system resiliency plan proposes various measures to address certain resiliency events, including extreme weather, wildfires, physical security threats, and cybersecurity threats. To the extent our system resiliency plan is approved by the PUCT, we intend to recover distribution-related costs through our interim DCRF rate adjustment, with the unrecovered distribution-related operation and maintenance expenses, depreciation expenses and return on the capital to be recognized as a regulatory asset.

Capital Trackers— See Note 2 to Financial Statements for a discussion of capital trackers, including our most recent interim DCRF rate adjustment, which was approved in May 2024.

Comprehensive Base Rate Review Appeal (PUCT Docket No. 53601) — In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect in May 2023. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019 as well as certain of the employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed that ruling to the Third Court of Appeals in Texas. We cannot predict the outcome of that appeal.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at June 30, 2024. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At June 30, 2024, all of our U.S. dollar-denominated and euro-denominated senior secured notes carried fixed interest rates. Borrowings under the AR Facility at June 30, 2024 bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays a used and unused fee in connection with the AR Facility. At June 30, 2024, the borrowing base for the AR Facility was $500 million, and $140 million in aggregate borrowings were outstanding under the AR Facility. Borrowings under the $500M Credit Facility at June 30, 2024 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At June 30, 2024, $500 million in aggregate borrowings were outstanding under the $500M Credit Facility.

In addition, borrowings of short-term debt under the $2B Credit Facility bear interest on a floating rate basis. At June 30, 2024, we had no floating rate debt outstanding under the $2B Credit Facility. Based on the amount of floating rate debt outstanding as of June 30, 2024, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

In May 2024, we issued the Euro Notes, which are denominated in euro. The interest and principal payments on the Euro Notes are due in euro and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which mitigate foreign currency exchange rate exposure. See Note 10 to Financial Statements for more information regarding derivatives and hedging.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties, including any counterparties to a swap or other derivative instrument. Our distribution customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk.

Our exposure to credit risk associated with accounts receivable totaled $1.166 billion at June 30, 2024. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $16 million at June 30, 2024. The exposure includes accounts receivable from REPs totaling $716 million, which are generally noninvestment grade and from transmission customers totaling $196 million, which primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities, which are generally considered low credit risk. At June 30, 2024, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers collectively represented 20% and 18%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at June 30, 2024.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements,” which are subject to risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•legislation, governmental policies and orders, and regulatory actions, including those of the U.S. Congress, the President of the U.S., the Texas Legislature, the Governor of Texas, the FERC, the PUCT, ERCOT, NERC, the Texas RE, the U.S. Department of Energy, the EPA, and the TCEQ, and including with respect to:

authorized rate of return;

permitted capital structure;

industry, market and rate structure;

rates and recovery of investments;

approvals of applications, including the system resiliency plan application we filed in May 2024;

acquisition and disposal of assets and facilities;

ownership, operation and construction of assets and facilities;

changes in tax laws and policies; and

changes in and compliance with regulatory requirements, including environmental, sourcing/supply chain, reliability and safety laws and policies;

•legal and administrative proceedings and settlements, including the exercise of equitable powers by courts;

•weather conditions and other natural phenomena, including any weather impacts due to climate change and damage to our system caused by severe weather events, natural disasters or wildfires;

•cyber-attacks on us or our third-party vendors;

•physical attacks on our system, acts of sabotage, wars, terrorist activities, wildfires, fires, explosions, hazards customary to the industry, or other emergency events and the possibility that we may not have adequate insurance to cover losses or third-party liabilities related to any such event;

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

•changes in interest rates, foreign currency exchange rates, or rates of inflation;

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

•commercial bank and financial market conditions, macroeconomic conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds and the potential impact of any disruptions in U.S. or foreign capital and credit markets;

•financial market volatility and the impact of volatile financial markets on investments, including investments held by our pension and OPEB plans;

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

ITEM 1A. RISK FACTORS

There are various factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and

Analysis of Financial Condition and Results of Operations”, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2023 Form 10-K. Any of the risks and other information in this report or any of the risk factors discussed in “Item 1A. Risk Factors” in our 2023 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently consider immaterial, could materially and adversely affect our results of operations, financial condition, cash flows, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
	Previously Filed	As
Exhibits	With File Number*	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form 8-K (filed May 21, 2024)	4.1	—	Officer’s Certificate, dated May 21, 2024, establishing the term of Oncor Electric Delivery Company LLC’s 3.50% Senior Secured Notes due 2031.
4(b)	333-100240 Form 8-K (filed June 21, 2024)	4.1	—	Officer’s Certificate, dated June 21, 2024, establishing the terms of Oncor Electric Delivery Company LLC’s 5.55% Senior Secured Notes due 2054.
4(c)	333-100240 Form 8-K (filed June 21, 2024)	4.2	—

Registration Rights Agreement, dated June 21, 2024, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC’s 5.55% Senior Secured Notes due 2054.

10	Material Contracts
Other Material Contracts
10(a)	333-100240 Form 8-K (filed April 30, 2024)	10.1	—

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

Date: August 6, 2024