Form 10-Q
period 2024-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2024-11-06
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☒

As of November 6, 2024, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief operating decision maker
COVID-19	Coronavirus Disease 2019
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program
Credit Facilities	Refers collectively to the $2B Credit Facility and the $500M Credit Facility
DCRF	Distribution cost recovery factor
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

EECRF	Energy efficiency cost recovery factor

EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Euro Notes	Refers to the €500 million aggregate principal amount of euro-denominated senior secured notes due May 15, 2031, which were issued by Oncor in May 2024
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kWh	Kilowatt-hours
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NERC	North American Electric Reliability Corporation
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, which is the direct majority owner (80.25% equity interest) of Oncor and is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former employees of Oncor and certain former affiliated companies and their eligible dependents

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly owned subsidiary of Oncor
REP	Retail electric provider
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Sempra	Sempra, a California corporation
Sempra Acquisition	Refers to the 2018 transactions pursuant to which Sempra indirectly acquired approximately 80% of Oncor’s membership interests
Sempra Order	Refers to the final order issued by the PUCT in PUCT Docket No. 47675 approving the Sempra Acquisition
Sharyland	Refers to Sharyland Utilities, L.L.C.
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)

STH	Refers to Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Refers to Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
Texas RE

Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor, and is indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited

U.S.	United States of America
VIE	Variable interest entity
Vistra	Refers to Vistra Corp. and/or its subsidiaries, depending on context
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(U.S. dollars in millions)
Operating revenues (Note 3)	$1,660	$1,592	$4,610	$4,227
Operating expenses:
Wholesale transmission service	351	322	1,053	965
Operation and maintenance	338	296	932	830
Depreciation and amortization	269	247	787	729
Provision in lieu of income taxes (Note 9)	72	78	172	146
Taxes other than amounts related to income taxes	151	142	431	428
Write-off of rate base disallowances	-	-	-	55
Total operating expenses	1,181	1,085	3,375	3,153
Operating income	479	507	1,235	1,074
Other (income) and deductions – net (Note 11)	(15)	(12)	(45)	(10)
Non-operating benefit in lieu of income taxes	-	(1)	(1)	(9)
Interest expense and related charges (Note 11)	170	140	481	396
Write-off of non-operating rate base disallowances	-	-	-	14
Net income	$324	$380	$800	$683

See Notes to Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(U.S. dollars in millions)
Net income	$324	$380	$800	$683
Other comprehensive (loss) income:
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	2	2
Cash flow hedges – (loss) gain on settlement of interest rate hedge transactions (net of tax)	-	-	(13)	-
Fair value hedges – unrealized (loss) gain on cross-currency swaps attributable to excluded components (net of tax)	(3)	-	(12)	-
Defined benefit pension plans	1	-	2	(20)
Total other comprehensive (loss) income	(2)	1	(21)	(18)
Comprehensive income	$322	$381	$779	$665

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$800	$683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	914	826
Write-off of rate base disallowances	-	69
Provision in lieu of deferred income taxes – net	117	36
Other – net	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(222)	(257)
Inventories	(53)	(86)
Accounts payable – trade	12	22
Regulatory assets – deferred revenues (Note 2)	25	(28)
Regulatory assets – self-insurance reserve (Note 2)	(337)	(234)
Other assets and liabilities	(16)	155
Cash provided by operating activities	1,239	1,185
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	1,442	1,400
Repayments of senior secured notes (Note 5)	(500)	-
Borrowings under term loans	-	775
Repayments under term loans	-	(875)
Borrowings under AR Facility (Note 5)	900	600
Repayments under AR Facility (Note 5)	(400)	(100)
Borrowings under $500M Credit Facility (Note 5)	500	-
Net change in short-term borrowings (Note 4)	(218)	(116)
Contributions from members (Note 7)	720	336
Distributions to members (Note 7)	(376)	(404)
Debt discount, financing and reacquisition costs – net	(18)	(35)
Cash provided by financing activities	2,050	1,581
Cash flows – investing activities:
Capital expenditures	(3,314)	(2,797)
Sales tax audit settlement refund (Note 6)	56	-
Other – net	25	23
Cash used in investing activities	(3,233)	(2,774)
Net change in cash, cash equivalents and restricted cash	56	(8)
Cash, cash equivalents and restricted cash – beginning balance	151	98
Cash, cash equivalents and restricted cash – ending balance	$207	$90

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2024	2023
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$12	$19
Restricted cash, current (Note 1)	19	24
Accounts receivable – net (Note 11)	1,163	944
Amounts receivable from members related to income taxes (Note 9)	20	4
Materials and supplies inventories – at average cost	395	341
Prepayments and other current assets (Note 11)	133	101
Total current assets	1,742	1,433
Restricted cash, noncurrent (Note 1)	176	108
Investments and other property (Note 11)	184	158
Property, plant and equipment – net (Note 11)	30,707	28,057
Goodwill (Note 1)	4,740	4,740
Regulatory assets (Note 2)	1,746	1,556
Right-of-use operating lease and other assets (Note 6)	172	142
Total assets	$39,467	$36,194

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$64	$282
Long-term debt, current (Note 5)	350	-
Accounts payable – trade	759	600
Amounts payable to members related to income taxes (Note 9)	21	27
Accrued taxes other than amounts related to income	235	261
Accrued interest	190	117
Operating lease and other current liabilities (Note 6)	356	338
Total current liabilities	1,975	1,625
Long-term debt, noncurrent (Note 5)	14,896	13,294
Liability in lieu of deferred income taxes (Note 9)	2,489	2,320
Regulatory liabilities (Note 2)	2,989	3,000
Employee benefit plan obligations (Note 8)	1,403	1,442
Operating lease and other obligations (Notes 6 and 11)	384	305
Total liabilities	24,136	21,986
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at September 30, 2024 and December 31, 2023 – 635,000,000	15,532	14,388
Accumulated other comprehensive loss	(201)	(180)
Total membership interests	15,331	14,208
Total liabilities and membership interests	$39,467	$36,194

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

Ring-Fencing Measures

Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with ownership interests in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. These measures include the November 2008 sale of 19.75% of Oncor’s equity interests to Texas Transmission.

In March 2018, Sempra indirectly acquired Oncor Holdings in the Sempra Acquisition. That transaction was approved by the PUCT in the Sempra Order, which order outlines certain ring-fencing measures, governance mechanisms and restrictions that apply to Oncor Holdings and Oncor. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. Our LLC Agreement requires PUCT approval of certain revisions to the agreement, including, among other things, revisions to our governance structure and other various ring-fencing measures.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our LLC Agreement require that the board of directors of Oncor consist of 13 members, constituted as follows:

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At September 30,	At December 31,
	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$12	$19
Restricted cash, current (a)	19	24
Restricted cash, noncurrent (a)	176	108
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$207	$151

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

We will continue to evaluate our business operations and VIEs for any changes that may impact our determination of whether an entity is a VIE and if we are the primary beneficiary. See Note 11 for more information on Oncor’s consolidated VIE.

ASU

ASU 2023-07 Segment reporting (ASC 280)

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. A public entity that has a single reportable segment is also required to provide all the disclosures required by this ASU and all existing segment disclosures in ASC 280.

Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. We plan to adopt the standard on December 31, 2024 and, as a result, expect to provide enhanced disclosures for our single reportable segment in our Form 10-K for the year ended December 31, 2024.

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

2. REGULATORY MATTERS

Regulatory Proceedings

System Resiliency Plan (PUCT Docket No. 56545)

In May 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. On August 16, 2024, we filed an unopposed settlement agreement for PUCT review and approval. The system resiliency plan outlined in the settlement agreement provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The plan provides for the majority of the spend to occur over a three-year period, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into a fourth year and either (i) automatically authorized if Oncor does not file a new system resiliency plan covering that year or (ii) included in any new system resiliency plan filed by Oncor as part of that plan’s first year of spend. To the extent our system resiliency plan is approved by the PUCT, we intend to recover distribution-related costs through our interim DCRF rate adjustments or base rate proceedings, as applicable, with the unrecovered distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes to be recognized as a regulatory asset for future recovery.

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

During the nine months ended September 30, 2024, Oncor filed the following interim rate adjustment applications with the PUCT:

Filing Type	PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
DCRF	56963	June 2024 (b)	August 2024	December 2024	$90
DCRF	56306	December 2023 (c)	March 2024	July 2024	$81

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2024 through June 30, 2024.

(c)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2023.

Comprehensive Base Rate Review (PUCT Docket No. 53601)

In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect in May 2023. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain of the employee benefit and compensation-related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at September 30, 2024.

	Remaining Rate Recovery/Amortization Period in Effect
	At September 30, 2024	At September 30, 2024	At December 31, 2023
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$193	$189
Employee retirement costs being amortized	4 years	71	94
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	71	70
Self-insurance reserve (primarily storm recovery costs) being amortized	4 years	366	454
Self-insurance reserve incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	774	438
Debt reacquisition costs	Lives of related debt	7	10
Under-recovered advanced metering system costs being amortized	4 years	64	83
Energy efficiency program performance bonus (a)	Approximately 1 year	5	21
Wholesale distribution substation service costs being amortized	4 years	54	65
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	To be determined	28	28
Expenses related to COVID-19 (b)	Various	27	32
Recoverable deferred income taxes	Various	47	38
Uncollectible payments from REPs	Various	9	7
Other regulatory assets	Various	30	27
Total regulatory assets		1,746	1,556

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,579	1,519
Excess deferred taxes	Primarily over lives of related assets	1,263	1,311
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	38	64
Unamortized gain on reacquisition of debt	Lives of related debt	24	25
Employee retirement costs over-recovered being refunded	4 years	20	23
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	40	39
Other regulatory liabilities	Various	25	19
Total regulatory liabilities		2,989	3,000
Net regulatory liabilities		$(1,243)	$(1,444)

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$479	$493	$1,166	$1,044
Large commercial & industrial (b)	343	315	960	860
Other (c)	34	33	93	102
Total distribution base revenues	856	841	2,219	2,006
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	262	233	787	721
Billed to REPs serving Oncor distribution customers, through TCRF	143	131	431	405
Total TCOS revenues	405	364	1,218	1,126
Other miscellaneous revenues	27	41	73	83
Total revenues contributing to earnings	1,288	1,246	3,510	3,215

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	351	322	1,053	965
EECRF and other revenues	21	24	47	47
Total revenues collected for pass-through expenses	372	346	1,100	1,012
Total operating revenues	$1,660	$1,592	$4,610	$4,227

__________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from large commercial & industrial customers are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

Customers

At September 30, 2024, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our network transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 28% and 25%, respectively, of our total operating revenues for the three months ended September 30, 2024 and 25% and 23%, respectively, of our total operating revenues for the nine months ended September 30, 2024. No other customer represented more than 10% of our total operating revenues during such periods.

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

Pass-through Expenses

Revenue equal to expenses that are allowed to be passed through to customers (primarily third-party wholesale transmission service and energy efficiency program costs) are recognized at the time the expense is recognized. Franchise taxes are assessed by local governmental bodies, based on kWh delivered and are not a “pass-through” item. The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to “revenues” in the income statement.

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the $2B Credit Facility and CP Program at September 30, 2024 and December 31, 2023:

	At September 30,	At December 31,
	2024	2023
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(64)	(282)
Total available unused credit	$1,936	$1,718

____________

(a)The weighted average interest rate for CP Notes was 4.92% and 5.54% at September 30, 2024 and December 31, 2023, respectively. All outstanding CP Notes at September 30, 2024 and December 31, 2023 had maturity dates of less than one year.

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

5. LONG-TERM DEBT

At September 30, 2024, our long-term debt consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes, variable rate secured debt borrowed under the AR Facility and variable rate unsecured debt borrowed under the $500M Credit Facility.

The following table is a summary of our long-term debt at September 30, 2024 and December 31, 2023:

	At September 30,	At December 31,
	2024	2023
Fixed Rate Senior Secured Notes:
Total U.S. dollar-denominated fixed rate senior secured notes	$13,845	$13,445
Euro-denominated fixed rate senior secured notes:
Euro Notes measured at issuance (a)	542	-
Remeasurement adjustment at September 30, 2024 (b)	14	-
Total euro-denominated fixed rate senior secured notes	556	-
Total fixed rate senior secured notes (c)	14,401	13,445
Variable Rate Secured Debt:
AR Facility due April 28, 2027 (d)	500	-
Variable Rate Unsecured Debt:
$500M Credit Facility due February 21, 2027 (e)	500	-
Total long-term debt	15,401	13,445
Unamortized discount, premium and debt issuance costs	(155)	(151)
Total carrying amount of debt	15,246	13,294
Less long-term debt, current (f)	(350)	-
Long-term debt, noncurrent	$14,896	$13,294

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

(b)The remeasurement was calculated based on the exchange rate of €1.00 to $1.11325 on September 30, 2024.

(c)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

(d)Amounts borrowed under the AR Facility are secured by accounts receivable from REPs and certain related rights under the AR Facility. See “AR Facility” below for additional information.

(e)Amounts borrowed under the $500M Credit Facility are unsecured. See “$500M Credit Facility” below for additional information.

(f)At September 30, 2024, this amount reflects the $350 million aggregate principal amount of our 2.95% Senior Secured Notes due April 1, 2025. At December 31, 2023, in accordance with ASC 470-10 “Debt,” our intent to refinance the $500 million aggregate principal amount of our 2.75% Senior Secured Notes that were due June 1, 2024 on a long-term basis and our ability to refinance the obligation through the then-available capacity of the AR Facility and the $500M Credit Facility resulted in the 2.75% Senior Secured Notes due June 1, 2024 being classified as long-term debt, noncurrent.

At September 30, 2024 and December 31, 2023, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At September 30,	At December 31,
	2024	2023
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
2.75% Senior Notes due June 1, 2024	$-	$500
2.95% Senior Notes due April 1, 2025	350	350
0.55% Senior Notes due October 1, 2025	450	450
3.86% Senior Notes, Series A, due December 3, 2025	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	200
4.30% Senior Notes due May 15, 2028	600	600
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
5.00% Senior Notes, Series F, due May 1, 2029	100	-
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	100
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.65% Senior Notes due November 15, 2033	800	800
5.45% Senior Notes, Series E, due May 1, 2036	100	100
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	900
5.35% Senior Notes due October 1, 2052	300	300
5.49% Senior Notes, Series G, due May 1, 2054	50	-
5.55% Senior Notes due June 15, 2054	750	-
Total U.S. dollar-denominated fixed rate senior secured notes	$13,845	$13,445

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

AR Facility

In April 2023, we and our bankruptcy-remote special purpose entity Receivables LLC, a wholly owned subsidiary of Oncor, established the AR Facility, a revolving accounts receivable securitization facility. Under the terms of the AR Facility, Oncor sells or contributes all of its existing and future accounts receivable from REPs and certain related rights to Receivables LLC as contemplated by the terms of the AR Facility. Receivables LLC then pledges those REP receivables and related rights to the lenders under the AR Facility as collateral for borrowings. Oncor serves as servicer of the AR Facility and receives a fee from Receivables LLC equal to 1.00% per annum of the aggregate unpaid balance of receivables as of the last day of each settlement period.

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

Long-Term Debt-Related Activity in the Nine Months ended September 30, 2024

Senior Secured Notes Issuances

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

We intend to allocate/disburse the net proceeds from the sale of the Euro Notes, or an amount equal to the net proceeds from the sale of the Euro Notes, to finance and/or refinance, in whole or in part, investments in or expenditures on one or more new and/or existing eligible green projects in accordance with our sustainable financing framework. Eligible green projects will include new and/or existing projects which fall into one or more of the eligible categories of renewable energy, energy efficiency and climate change adaptation, and also meet the eligibility criteria set forth in the applicable offering documents. Prior to the allocation/disbursement of the full amount of the net proceeds from the sale of the Euro Notes to eligible green projects, we temporarily applied such net proceeds to repay $400 million aggregate principal amount outstanding under the AR Facility, which amount reflected the entire amount then-outstanding, and to repay outstanding CP Notes.

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

AR Facility

The following table summarizes the activity under the AR Facility in the nine months ended September 30, 2024:

Borrowing (Repayment)Amounts
Borrowing on January 30, 2024	$300
Borrowing on April 29, 2024	100
Repayment on May 21, 2024	(400)
Borrowing on June 27, 2024	140
Borrowing on August 30, 2024	235
Borrowing on September 30, 2024	125
Balance at September 30, 2024	$500

At September 30, 2024, the borrowing base for the AR Facility was $500 million and the aggregate borrowings outstanding under the AR Facility totaled $500 million.

$500M Credit Facility

We borrowed $220 million and $280 million aggregate principal amount under the $500M Credit Facility on February 28, 2024 and March 28, 2024, respectively.

At September 30, 2024, $500 million aggregate principal amount of borrowings was outstanding under the $500M Credit Facility.

Fair Value of Long-Term Debt

At September 30, 2024 and December 31, 2023, the estimated fair value of our long-term debt (including current maturities) totaled $14.880 billion and $12.798 billion, respectively, and the carrying amount totaled $15.246 billion and $13.294 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At September 30, 2024, we also had $3 million in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes as required by PURA. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2023 Form 10-K for additional information on leases.

Leases Not Yet Commenced at September 30, 2024

We have entered into two lease agreements for warehouse spaces in the Dallas-Fort Worth area. One commenced in October 2024 and the other one is expected to commence in 2025. At September 30, 2024, we expect the future minimum lease payments under the lease agreements to be $1 million in 2024, $6 million in 2025, $7 million in 2026, $7 million in 2027, $7 million in 2028 and $85 million thereafter (through expiration in 2034 and 2039) for these leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of September 30, 2024, the Texas State Comptroller’s office was conducting two sales and use tax audits for audit periods covering July 2013 through December 2017 and January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolutions of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

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

7. MEMBERSHIP INTERESTS

Contributions

We received cash contributions from our members of $114 million on October 31, 2024. In the nine months ended September 30, 2024, we received the following cash contributions from our members:

Receipt Dates	Amounts
February 16, 2024	$240
May 3, 2024	$240
July 31, 2024	$240

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At September 30, 2024, our regulatory capitalization was 56.6% debt to 43.4% equity and as a result we had $424 million available to distribute to our members.

In the nine months ended September 30, 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2024	February 15, 2024	$125
April 30, 2024	May 1, 2024	$126
July 30, 2024	July 30, 2024	$125

Membership Interests

The following tables present the changes to membership interests, net of tax:

	Three Months Ended September 30, 2024 and 2023

	Capital Account	AOCI	Total Membership Interests
Balance at June 30, 2024	$15,093	$(199)	$14,894
Net income	324	-	324
Capital contributions	240	-	240
Distributions	(125)	-	(125)
Fair value hedges – unrealized (loss) gain on cross-currency swaps attributable to excluded components (net of tax)	-	(3)	(3)
Defined benefit pension plans	-	1	1
Balance at September 30, 2024	$15,532	$(201)	$15,331

Balance at June 30, 2023	$13,893	$(181)	$13,712
Net income	380	-	380
Capital contributions	115	-	115
Distributions	(149)	-	(149)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	1
Balance at September 30, 2023	$14,239	$(180)	$14,059

	Nine Months Ended September 30, 2024 and 2023

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2023	$14,388	$(180)	$14,208
Net income	800	-	800
Contributions from members	720	-	720
Distributions to members	(376)	-	(376)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	2	2
Cash flow hedges – (loss) gain on settlement of interest rate hedge transactions (net of tax)	-	(13)	(13)
Fair value hedges – unrealized (loss) gain on cross-currency swaps attributable to excluded components (net of tax)	-	(12)	(12)
Defined benefit pension plans	-	2	2
Balance at September 30, 2024	$15,532	$(201)	$15,331

Balance at December 31, 2022	$13,624	$(162)	$13,462
Net income	683	-	683
Contributions from members	336	-	336
Distributions to members	(404)	-	(404)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	2	2
Defined benefit pension plans (a)	-	(20)	(20)
Balance at September 30, 2023	$14,239	$(180)	$14,059

____________

(a)Includes a $20 million reclassification from regulatory assets related to employee retirement liabilities to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

AOCI

The following table presents the changes to AOCI, net of tax:

	Nine Months Ended September 30, 2024 and 2023

	Derivative Hedges	Defined Benefit Pension and OPEB Plans	Total AOCI
Balance at December 31, 2023	$(34)	$(146)	$(180)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	2	-	2
Cash flow hedges – (loss) gain on settlement of interest rate hedge transactions (net of tax)	(13)	-	(13)
Fair value hedges – unrealized (loss) gain on cross-currency swaps attributable to excluded components (net of tax)	(12)	-	(12)
Defined benefit pension plans	-	2	2
Balance at September 30, 2024	$(57)	$(144)	$(201)

Balance at December 31, 2022	$(34)	$(128)	$(162)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	2	-	2
Defined benefit pension plans (a)	-	(20)	(20)
Balance at September 30, 2023	$(32)	$(148)	$(180)

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and nine months ended September 30, 2024 and 2023, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net pension costs:
Service cost	$6	$6	$19	$18
Interest cost (a)	30	30	90	91
Expected return on assets (a)	(29)	(33)	(87)	(97)
Amortization of net loss (a)	1	1	3	2
Net pension costs	8	4	25	14
Net adjustments (b)	(2)	-	(7)	6
Net pension costs recognized as operation and maintenance expense or other deductions	$6	$4	$18	$20

Components of net OPEB costs:
Service cost	$1	$1	$3	$3
Interest cost (a)	8	8	24	24
Expected return on assets (a)	(2)	(2)	(6)	(6)
Amortization of net loss (a)	(2)	(8)	(6)	(24)
Net OPEB costs	5	(1)	15	(3)
Net adjustments (b)	(2)	3	(8)	17
Net OPEB costs recognized as operation and maintenance expense or other deductions	$3	$2	$7	$14

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $71 million and $17 million, respectively, during the nine months ended September 30, 2024. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $20 million and $6 million, respectively, during the remainder of 2024 and approximately $532 million and $125 million, respectively, in the five-year period from 2024 to 2028. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2024			At December 31, 2023
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes (receivable) payable	$(16)	$(4)	$(20)	$(3)	$(1)	$(4)
Texas margin tax payable	21	-	21	27	-	27
Net payable (receivable)	$5	$(4)	$1	$24	$(1)	$23

Cash payments made to members related to income taxes in the nine months ended September 30, 2024 and 2023 consisted of the following:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$36	$9	$45	$67	$17	$84
Texas margin tax	29	-	29	28	-	28
Total payments	$65	$9	$74	$95	$17	$112

See Note 7 for information regarding cash contributions from and distributions to members.

•Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended September 30, 2024 and 2023, and $12 million during each of the nine months ended September 30, 2024 and 2023, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the nine months ended September 30, 2024 and 2023.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected use of financing, including the Euro Notes.

Interest Rate Derivatives

We may, from time to time, utilize interest rate derivative instruments typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings. We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. Designating interest rate derivative instruments as cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that the future cash flows of interest payments may vary, and other criteria. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income or loss. Amounts remain in AOCI and are reclassified into net income as the interest expense on the related debt affects net income.

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

There was approximately $4 million of the amounts reported in accumulated other comprehensive loss at September 30, 2024 related to the interest rate hedges entered into in the second quarter of 2024, as well as interest rate hedges entered into in prior years to be reclassified into net income as an increase to interest expense within the next 12 months. There were no interest rate derivatives outstanding at September 30, 2024.

Foreign Currency Derivatives

We are exposed to foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, including the Euro Notes. We have and may continue to utilize cross-currency swaps to help mitigate the exposure related to the Euro Notes and any other foreign currency denominated debt. Our existing cross-currency swaps exchange our euro-denominated principal payments due at maturity under the Euro Notes into a U.S. dollar-denominated notional amount and swap euro-denominated fixed interest rates for U.S. dollar-denominated fixed interest rates. We currently designate our cross-currency swaps as fair value hedges. In accounting for fair value hedges, the derivative contract is recorded on the balance sheet at fair value. We have elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of our foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of other comprehensive income or loss. The fair value (loss) gain on cross-currency swaps attributable to foreign currency exchange rates are recognized in the income statement to offset the remeasurement gain (loss) on the foreign currency denominated debt attributable to foreign currency exchange rates.

Foreign Currency Exchange Rate Hedge Transactions

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. In the three months and nine months ended September 30, 2024, we recorded a $16 million fair value gain of the cross-currency swaps and a $1 million fair value loss of the cross-currency swaps, respectively. The fair value gain/loss on cross-currency swaps attributable to changes in the foreign currency exchange rate was recorded in the income statement offsetting the loss/gain due to remeasurement of Euro Notes, resulting in no impact on earnings attributable to change in foreign currency exchange rate. The amount attributable to excluded components in the three-month period was $4 million ($3 million net of tax) and was reported in other comprehensive income or loss in the three months ended September 30, 2024. The amount attributable to excluded components in the nine-month period was $15 million ($12 million net of tax) and was reported in other comprehensive income or loss in the nine months ended September 30, 2024.

At September 30, 2024, the following foreign currency derivatives designated as fair value hedges of the Euro Notes were outstanding:

						Fair Value Gain (Loss)
	Notional Amount	Pay Rate	Receive Amount	Receive Rate	Maturity	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Cross-currency swaps (a)	$542	5.371%	€500 million	3.50%	2031	$16	$(1)

___________

(a)Notional amount reflects the aggregate amount we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amount to the counterparties of the cross-currency swaps. As a result of the cross-currency swaps relating to the Euro Notes, our all-in U.S. dollar fixed-rate coupon on the U.S. dollar notional amount is 5.371%.

Derivative Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of September 30, 2024:

		At September 30, 2024
	Balance Sheet Location	Fair Value of Derivative Liabilities
Cross-currency swaps	Operating lease and other obligations	$1

The table below provides the related income statement impacts of derivative activity for the three and nine months ended September 30, 2024:

		Three Months Ended September 30,	Nine Months Ended September 30,
	Income Statement Location	2024	2024
Cross-currency swaps	Other (income) and deductions – net (a)	$20	$14

____________

(a)The fair value gain (loss) on cross-currency swaps attributable to changes in the foreign currency exchange rate was recorded in the same income statement location and offset the loss (gain) due to remeasurement of Euro Notes, resulting in no impact on earnings attributable to change in foreign currency exchange rate. The fair value gain/loss on cross-currency swaps attributable to excluded components was recognized as a component of other comprehensive income or loss.

Fair Value Measurements

The fair value of our foreign currency related derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Professional fees	$2	$1	$4	$6
Recoverable Pension and OPEB – non-service costs	4	4	13	27
Non-recoverable pension and OPEB	-	(1)	-	(2)
Gain on disposal of assets	(1)	(1)	(1)	(1)
AFUDC – equity income	(14)	(12)	(41)	(35)
Interest and investment (income) loss – net	(5)	(5)	(21)	(9)
Other	(1)	2	1	4
Total other (income) and deductions – net	$(15)	$(12)	$(45)	$(10)

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest	$177	$143	$501	$406
Amortization of discount, premium and debt issuance costs	3	4	10	10
Less AFUDC – capitalized interest portion	(10)	(7)	(30)	(20)
Total interest expense and related charges	$170	$140	$481	$396

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2024	2023
Accounts receivable	$1,179	$958
Allowance for uncollectible accounts	(16)	(14)
Accounts receivable – net	$1,163	$944

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 25% and 23%, respectively, of our accounts receivable balance at September 30, 2024 and 22% and 20%, respectively, of our accounts receivable balance at December 31, 2023. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2024	2023
Insurance prepayments	$39	$9
Local franchise tax prepayments	79	78
Other	15	14
Prepayments and other current assets	$133	$101

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2024	2023
Assets related to employee benefit plans	$164	$137
Non-utility property – land	19	19
Other	1	2
Total investments and other property	$184	$158

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

	At September 30,	At December 31,
	2024	2023
Assets
Cash and cash equivalents	$10	$-
REP Accounts receivable – net	781	638
Income tax receivable	7	4
Unamortized AR Facility costs	(9)	2
Total assets	$789	$644

Liabilities
Accrued interest	$2	$-
Long-term debt	500	-
Total liabilities	$502	$-

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At September 30, 2024	At September 30, 2024	At December 31, 2023
Assets in service:
Distribution	2.7% / 36.4 years	$20,259	$18,865
Transmission	2.4% / 42.0 years	15,739	15,001
Other assets	7.9% / 12.6 years	2,088	2,097
Total		38,086	35,963
Less accumulated depreciation		9,640	9,301
Net of accumulated depreciation		28,446	26,662
Construction work in progress		2,178	1,339
Held for future use		83	56
Property, plant and equipment – net		$30,707	$28,057

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At September 30, 2024			At December 31, 2023
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$687	$133	$554	$679	$127	$552
Capitalized software and other	1,223	438	785	1,238	416	822
Total	$1,910	$571	$1,339	$1,917	$543	$1,374

Aggregate amortization expense for intangible assets totaled $28 million and $27 million for the three months ended September 30, 2024 and 2023, respectively, and $85 million and $72 million for the nine months ended September 30, 2024 and 2023, respectively. The estimated annual amortization expense for the five-year period from 2024 to 2028, based on rates in effect at September 30, 2024, is as follows:

Year	Amortization Expense
2024	$114
2025	$116
2026	$116
2027	$116
2028	$116

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2024	2023
Operating lease liabilities	$124	$112
Investment tax credits	2	3
Customer advances for construction – noncurrent	169	105
Litigation claim obligations	5	6
Fair value of derivative liabilities	1	-
Other	83	79
Total operating lease and other obligations	$384	$305

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
Cash payments related to:
Interest	$416	$330
Less capitalized interest	(30)	(20)
Total interest payments (net of amounts capitalized)	$386	$310

Amount in lieu of income taxes (Note 9):
Federal	$45	$84
State	29	28
Total payments in lieu of income taxes	$74	$112

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$473	$342

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2023 Form 10-K.

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

Ring-Fencing Measures

Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of Disinterested Directors. As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings. We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see Note 1 to Financial Statements.

Significant Activities and Events

System Resiliency Plan Filing — In May 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. On August 16, 2024, we filed an unopposed settlement agreement for PUCT review and approval. See “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)” for more information on our system resiliency plan filing and the settlement agreement.

Capital Tracker Proceedings — See Note 2 to Financial Statements for a discussion of significant PUCT matters, including applications for interim DCRF rate updates.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended September 30,		%
	2024	2023	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	71.1	71.6	(0.7)
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.0	1.1	(9.1)
Customer Average Interruption Duration Index (CAIDI) (non-storm)	70.4	65.7	7.2

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,027	3,953	1.9

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	1,207	1,573	(366)	1,884	2,155	(271)
Heating degree days	-	-	-	459	386	73

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	15,217	17,474	(12.9)	37,113	37,966	(2.2)
Commercial, industrial, small business and other	30,991	30,262	2.4	86,751	82,605	5.0
Total electric energy volumes	46,208	47,736	(3.2)	123,864	120,571	2.7

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

_

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2024	2023	Change	2024	2023	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$479	$493	$(14)	$1,166	$1,044	$122
Large commercial & industrial (b)	343	315	28	960	860	100
Other (c)	34	33	1	93	102	(9)
Total distribution base revenues	856	841	15	2,219	2,006	213
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	262	233	29	787	721	66
Billed to REPs serving Oncor distribution customers, through TCRF	143	131	12	431	405	26
Total TCOS revenues	405	364	41	1,218	1,126	92
Other miscellaneous revenues	27	41	(14)	73	83	(10)
Total revenues contributing to earnings	1,288	1,246	42	3,510	3,215	295

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	351	322	29	1,053	965	88
EECRF and other revenues	21	24	(3)	47	47	-
Total revenues collected for pass-through expenses	372	346	26	1,100	1,012	88
Total operating revenues	$1,660	$1,592	$68	$4,610	$4,227	$383

___________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from large commercial & industrial customers are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

Financial Results — Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Total operating revenues increased $68 million, or 4%, to $1.660 billion during the three months ended September 30, 2024. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $42 million to $1.288 billion during the three months ended September 30, 2024. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $15 million to $856 million during the three months ended September 30, 2024. The increase in distribution base revenues primarily reflects:

o$74 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital, and

o$13 million increase due to customer growth,

partially offset by

o$73 million decrease due to lower customer consumption primarily attributable to milder weather when compared to the prior period.

Distribution base rates are set periodically in a comprehensive base rate review docket. The most recent base rates implementing the final order in PUCT Docket No. 53601 went into effect in May 2023. PUCT rules also allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per calendar year between comprehensive base rate reviews to recover distribution investments and certain other related costs.

See the Interim DCRF Filings Table below for a listing of interim DCRF rate adjustment applications impacting revenues for 2024 and 2023.

Interim DCRF Filings Table

PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
56963	June 2024 (b)	August 2024	December 2024	$90
56306	December 2023 (c)	March 2024	July 2024	$81
55525	June 2023 (d)	September 2023	December 2023	$53
55190	December 2022 (e)	June 2023	September 2023	$153
51996	December 2020 (f)	April 2021	September 2021	$88

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of customer growth and prior applicable DCRF rate adjustments.

(b)Reflects distribution and functionalized distribution-related capital investments generally put into service during the period from January 1, 2024 through June 30, 2024.

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

•An Increase in Transmission Base Revenues — TCOS revenues increased $41 million to $405 million during the three months ended September 30, 2024. The increase in TCOS revenues primarily reflects a $41 million increase due to increases in transmission billing units as a result of certain increases in average ERCOT peak-demand.

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

Transmission billing units are updated to reflect certain changes in average ERCOT-wide peak electricity demand. We currently anticipate that the 2024 increase in annual transmission billing units will mitigate the need to file any interim TCOS rate adjustment applications in 2024.

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

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $14 million to $27 million during the three months ended September 30, 2024. The decrease in other miscellaneous revenues primarily reflects:

o$21 million in lower energy efficiency program performance bonus revenues due to timing of PUCT approval of our annual EECRF filings, as our 2024 EECRF filing is currently pending PUCT approval while our 2023 EECRF filing received PUCT approval in the three months ended September 30, 2023, partially offset by

o$4 million in higher revenues from discretionary services, including increased facilities studies provided to customers seeking to connect facilities to the electric grid pursuant to our tariffs. These services are generally billed at cost.

Revenues collected for pass-through expenses increased $26 million to $372 million during the three months ended September 30, 2024. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $29 million to $351 million during the three months ended September 30, 2024 due to higher third-party wholesale transmission service provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to TCRF Third-Party providers under their TCOS rates and the retail portion of our own TCOS rate described above. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in third-party wholesale transmission service expense. Pursuant to PUCT rules, we are required to update our TCRF twice per year on March 1 and September 1 to pass through the wholesale transmission cost charges billed to us by transmission service providers.

•A Decrease in EECRF and Other Revenues — EECRF and other revenues decreased $3 million to $21 million during the three months ended September 30, 2024. The decrease was primarily due to lower EECRF revenues to cover lower energy efficiency program expenses. The EECRF and other revenues were generally offset in operation and maintenance expense.

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

See the EECRF Filings Table below for a listing of EECRF filings impacting revenue in 2024 and 2023.

EECRF Filings Table

PUCT Docket No.	Filed	EECRF Monthly Charge Effective Date	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus (b)	(Over)/Under- Recovery and Other
56682 (c)	May 2024	March 2025	$1.36	$55	$17	$-
55074	May 2023	March 2024	$1.23	$49	$21	$2
53671	May 2022	March 2023	$1.23	$52	$28	$3

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

(b)Performance bonuses are recognized at the time of PUCT approval of the EECRF, not the effective date of the EECRF rider.

(c)Pending PUCT approval.

Wholesale transmission service expense increased $29 million to $351 million during the three months ended September 30, 2024. The increase was due to higher fees paid to third-party transmission entities. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $42 million to $338 million during the three months ended September 30, 2024. The increase was primarily due to $26 million in higher labor and contractor related costs, $13 million in higher insurance premium expenses, $5 million in higher vegetation management expenses and $3 million in higher costs related to materials and supplies, partially offset by $3 million in lower energy efficiency program expenses. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs and insurance premiums. In addition, we anticipate increased operation and maintenance expenses as part our proposed system resiliency plan (PUCT Docket No. 56545), but to the extent our system resiliency plan is approved by the PUCT, we expect the incremental distribution-related operation and maintenance expenses under the system resiliency plan to be recovered in rates. For more information on our system resiliency plan filing, see “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)”.

Depreciation and amortization increased $22 million to $269 million during the three months ended September 30, 2024. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Provision in lieu of income taxes netted to $72 million during the three months ended September 30, 2024 compared to $77 million (including a $1 million benefit related to non-operating income) during the three months ended September 30, 2023.

The effective income tax rate was 18.2% and 16.8% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax. The prior year effective tax rate includes the effect of a refund in 2023 related to prior year amended tax returns.

Taxes other than amounts related to income taxes increased $9 million to $151 million for the three months ended September 30, 2024. The increase was primarily due to higher payroll taxes in the current period and a property tax liability write-off recorded in the third quarter of 2023. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Other (income) and deductions – net was $3 million favorable for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The variance was primarily due to $2 million in higher AFUDC – equity income.

Interest expense and related charges increased $30 million to $170 million during the three months ended September 30, 2024. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings.

Net income decreased $56 million to $324 million during the three months ended September 30, 2024. The decrease was driven by:

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense,

partially offset by

•higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oincreases in transmission billing units, and

ocustomer growth,

partially offset by

olower customer consumption primarily attributable to milder weather when compared to the prior period, and olower energy efficiency program performance bonus revenues due to timing of recognition.

Financial Results — Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Total operating revenues increased $383 million, or 9%, to $4.610 billion during the nine months ended September 30, 2024.

Revenues contributing to earnings increased $295 million to $3.510 billion during the nine months ended September 30, 2024. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $213 million to $2.219 billion during the nine months ended September 30, 2024. The increase in distribution base revenues primarily reflects:

o$170 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$47 million increase due to a net higher distribution-related revenue component in the new base rates implemented May 1, 2023, and

o$35 million increase due to customer growth,

partially offset by

o$39 million decrease due to lower customer consumption primarily attributable to milder weather when compared to the prior period.

•An Increase in Transmission Base Revenues — TCOS revenues increased $92 million to $1.218 billion during the nine months ended September 30, 2024. The increase in TCOS revenues primarily reflects:

o$103 million increase due to increases in transmission billing units as a result of certain increases in average ERCOT peak-demand, and

o$7 million increase due to updated interim TCOS rates implemented in 2023 to reflect increases in invested capital,

partially offset by

o$18 million in lower revenues primarily due to the effects of a lower transmission-related revenue component included in the new base rates implemented May 1, 2023.

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $10 million to $73 million during the nine months ended September 30, 2024. The decrease in other miscellaneous revenues primarily reflects:

o$21 million in lower energy efficiency program performance bonus revenues due to timing of PUCT approval of our annual EECRF filings, as our 2024 EECRF filing is currently pending PUCT approval while our 2023 EECRF filing received PUCT approval in the third quarter of 2023, partially offset by

o$10 million in higher revenues from discretionary services, including increased facilities studies provided to customers seeking to connect facilities to the electric grid pursuant to our tariffs.

Revenues collected for pass-through expenses increased $88 million to $1.100 billion during the nine months ended September 30, 2024. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $88 million to $1.053 billion during the nine months ended September 30, 2024 due to higher third-party wholesale transmission service provider billings.

•EECRF and Other Revenues — EECRF and other revenues were unchanged in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Wholesale transmission service expense increased $88 million to $1.053 billion during the nine months ended September 30, 2024. The increase was due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $102 million to $932 million during the nine months ended September 30, 2024. The increase was primarily due to $38 million in higher labor and contractor related costs, $30 million in higher regulatory assets amortization, $21 million in higher insurance premium expenses, a $16 million increase in the accrual recovery amount for our self-insurance reserve as a result of the new base rates that went into effect on May 1, 2023 (which new rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review), $6 million in higher vegetation management expenses and $2 million in higher costs related to materials and supplies, partially offset by a $10 million refund related to our sales tax audit settlement.

Depreciation and amortization increased $58 million to $787 million during the nine months ended September 30, 2024. The increase was attributable to ongoing investments in property, plant and equipment and higher depreciation and amortization rates as a result of implementing the final order in PUCT Docket No. 53601 in 2023.

Provision in lieu of income taxes netted to $171 million (including a $1 million benefit related to non-operating income) during the nine months ended September 30, 2024 compared to $137 million (including an $9 million benefit related to non-operating income) during the nine months ended September 30, 2023. The increase partially reflects the tax effects associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 17.6% and 16.7% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax. The prior year effective tax rate includes the effect of a refund in 2023 related to prior year amended tax returns.

Taxes other than amounts related to income taxes increased $3 million to $431 million during the nine months ended September 30, 2024. The increase was primarily due to higher payroll taxes and higher local franchise taxes payable by us to municipalities, partially offset by lower property taxes primarily attributable to lower property tax rates enacted through a Texas constitutional amendment in 2023, which applies tax reductions through 2024.

Other (income) and deductions - net was $35 million favorable for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The variance was primarily due to $14 million in lower reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, a $12 million favorable change in the value of certain compensation plan rabbi trust assets, which is generally offset in compensation expense, $6 million higher AFUDC – equity income and $2 million lower professional fees.

Interest expense and related charges increased $85 million to $481 million during the nine months ended September 30, 2024. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

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

Net income increased $117 million to $800 million during the nine months ended September 30, 2024. The increase was driven by:

•higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oincreases in transmission billing units,

ocustomer growth, and

othe new base rates implemented May 1, 2023,

partially offset by

olower customer consumption primarily attributable to milder weather when compared to the prior period, and olower energy efficiency program performance bonus revenues due to timing of recognition, and

•the write-off of rate base disallowances recorded in the first quarter of 2023,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

OTHER COMPREHENSIVE INCOME (LOSS)

Cash Flow Hedges

In the second quarter of 2024, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of 30-year senior secured notes. The hedges, which were designated as cash flow hedges, were terminated in June 2024 upon the issuance of $750 million aggregate principal amount of our 5.55% Senior Secured Notes due June 15, 2054, and a $17 million ($13 million net of tax) settlement loss was reported in other comprehensive income or loss.

We previously entered into multiple interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the then-anticipated issuances of senior secured notes in the past. All of these hedges had been terminated as of September 30, 2024, with losses reported in other comprehensive income or loss. There was approximately $4 million of the amounts reported in accumulated other comprehensive loss at September 30, 2024 related to the interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. In the three months and nine months ended September 30, 2024, we recorded a $16 million fair value gain of the cross-currency swaps and a $1 million fair value loss of the cross-currency swaps, respectively. The amount attributable to excluded components in the three-month period was $4 million ($3 million net of tax) and was reported in other comprehensive income or loss in the three months ended September 30, 2024. The amount attributable to excluded components in the nine-month period was $15 million ($12 million net of tax) and was reported in other comprehensive income or loss in the nine months ended September 30, 2024.

Defined Benefit Pension Plans

During the first quarter of 2023, we reclassified $20 million related to certain employee retirement liabilities previously recorded in regulatory assets to other comprehensive income or loss, as a result of the final order in our comprehensive base rate review disallowing rate recovery of those costs.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Operating Activities — The following items contributed to sources (uses) of cash related to operating activities:

Nine Months Ended September 30,
2024 compared to 2023
Change in net income, adjusted for noncash items included in earnings	$217
Change in working capital accounts	58
Change in over/under collected regulated revenues	53
Change in self-insurance reserve, primarily storm related	(103)
Higher payments for third-party wholesale transmission services	(75)
Higher pension plans and OPEB Plans contributions	(64)
Higher insurance premium payments	(27)
Other	(5)
$54

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $127 million and $97 million more than the amounts reported in the condensed statements of consolidated income for the nine months ended September 30, 2024 and 2023, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to sources of cash related to financing activities:

Nine Months Ended September 30,
2024 compared to 2023
Higher contributions from members	$384
Higher net borrowings	57
Lower distributions to members	28
$469

Investing Activities — The following items contributed to sources (uses) of cash related to investing activities:

Nine Months Ended September 30,
2024 compared to 2023
Higher capital expenditures	$(517)
Sales tax audit settlement refund classified as investing activity	56
Proceeds from disposal of assets	2
$(459)

Long-Term Debt-Related Activities 2024

At September 30, 2024, our long-term debt totaled an aggregate principal amount of $15.401 billion, an increase of $1.956 billion over the $13.445 billion aggregate principal amount of long-term debt outstanding at December 31, 2023. Long-term debt outstanding at September 30, 2024 consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes, variable rate secured debt borrowed under the AR Facility and variable rate unsecured debt borrowed under the $500M Credit Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the nine months ended September 30, 2024:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
5.00% Senior Notes, Series F, due May 1, 2029 (a)	April 24, 2024	$100
5.49% Senior Notes, Series G, due May 1, 2054 (a)	April 24, 2024	50
3.50% Euro Notes due May 15, 2031 (b)	May 21, 2024	542
5.55% Senior Notes due June 15, 2054	June 21, 2024	750
Total senior secured notes issued during the nine months ended September 30, 2024		$1,442

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

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2024, the amount of available bond credits was $2.931 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $5.865 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Senior Secured Notes Repayment — We repaid in full at maturity the $500 million aggregate principal amount of our 2.75% Senior Secured Notes due June 1, 2024, plus accrued and unpaid interest on such notes.

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

At September 30, 2024, the borrowing base for the AR Facility was $500 million, and $500 million in aggregate borrowings were outstanding under the AR Facility.

The following table summarizes the activity under the AR Facility in the nine months ended September 30, 2024:

Borrowing (Repayment)Amounts
Borrowing on January 30, 2024	$300
Borrowing on April 29, 2024	100
Repayment on May 21, 2024	(400)
Borrowing on June 27, 2024	140
Borrowing on August 30, 2024	235
Borrowing on September 30, 2024	125
Balance at September 30, 2024	$500

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

The following table summarizes the activity under the $500M Credit Facility in the nine months ended September 30, 2024:

Borrowing Amounts
Borrowing on February 28, 2024	$220
Borrowing on March 28, 2024	280
Balance at September 30, 2024	$500

Short-Term Debt-Related Activities

The $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of November 9, 2028. We have the option to request an increase in our borrowing capacity of up to $400 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives.

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

As of September 30, 2024, we had $64 million of CP Notes outstanding, and as of December 31, 2023, we had $282 million of CP Notes outstanding. The weighted average interest rate for CP Notes was 4.92% and 5.54% at September 30, 2024 and December 31, 2023, respectively. All outstanding CP Notes at September 30, 2024 and December 31, 2023 had maturity dates of less than one year.

See Note 4 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditures budget of approximately $4.5 billion for 2024. We have also announced a 2024 to 2028 five-year capital expenditure plan of approximately $24.2 billion, not including the capital expenditures included in system resiliency plans that are approved by the PUCT. See “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)” for more information on our first system resiliency plan filing, which requests an aggregate of $2.9 billion in capital expenditures. To the extent our system resiliency plan is approved by the PUCT, we anticipate beginning to make those capital investments before the end of 2024.

We expect to announce a new, five-year capital expenditure plan for 2025 through 2029 in the first quarter of 2025 that projects significantly increased capital investments, largely as a result of forecasted continued growth in ERCOT. We also anticipate capital investment opportunities through the ERCOT reliability plan for the Permian Basin (PUCT Docket No. 55718), which contemplates numerous transmission projects to be assigned by the PUCT to transmission service providers for completion through 2038.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $20 million and $6 million, respectively, in 2024 and approximately $532 million and $125 million, respectively, in the five-year period from 2024 to 2028. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the nine months ended September 30, 2024, we made cash contributions to the pension plans and OPEB Plans of $71 million and $17 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

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

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at September 30, 2024 and December 31, 2023 are summarized in the following table:

	At September 30,	At December 31,	Increase
	2024	2023	(Decrease)
Cash and cash equivalents	$12	$19	$(7)
Available unused credit under the $2B Credit Facility and CP Program	1,936	1,718	218
Available borrowing capacity under AR Facility	-	500	(500)
Available borrowing capacity under the $500M Credit Facility	-	-	-
Total available liquidity	$1,948	$2,237	$(289)

We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the existing Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next twelve months. Should additional liquidity or capital requirements arise, we may need to seek member contributions or preserve equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, or the Credit Facilities, CP Program and AR Facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates. See “Item 1A. Risk Factors—Market volatility may impact our business and financial condition in ways that we currently cannot predict.” in our 2023 Form 10-K.

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

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at September 30, 2024 and December 31, 2023:

	At September 30,		At December 31,
	2024		2023
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	56.6%	43.4%	55.8%	44.2%
GAAP capitalization	49.3%	50.7%	48.3%	51.7%

Member Contributions and Distributions

Contributions — We received cash contributions from our members of $114 million on October 31, 2024. In the nine months ended September 30, 2024, we received the following cash contributions from our members:

Receipt Dates	Amounts
February 16, 2024	$240
May 3, 2024	$240
July 31, 2024	$240

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At September 30, 2024, we had $424 million available to distribute to our members.

In the nine months ended September 30, 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2024	February 15, 2024	$125
April 30, 2024	May 1, 2024	$126
July 30, 2024	July 30, 2024	$125

Credit Rating Provisions and Material Debt Covenants

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of the Credit Facilities (as discussed below). In the event any adverse action with respect to our credit ratings takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent comprehensive base rate review or subsequent comprehensive base rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Presented below are the credit ratings assigned for our debt securities at November 6, 2024.

Credit Rating Agency	Senior Secured	Commercial Paper
S&P	A+	A-1
Moody’s	A2	Prime-2
Fitch	A	F2

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial and Cross-Default Covenants — Each of the Credit Facilities contains terms pursuant to which the interest rates and commitment fee charged under the agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings and the commitment fees on undrawn amounts under the Credit Facilities and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 4 to Financial Statements for additional information regarding each of the Credit Facilities and the CP Program.

The $2B Credit Facility includes sustainability-linked pricing metrics related to specific environmental and employee health and safety sustainability objectives. The $2B Credit Facility provides that the applicable margin and commitment fee may be increased, decreased or have no change depending on our annual performance on the two sustainability-linked pricing metrics. Based on our performance on those two sustainability-linked pricing metrics in 2023, in which we met the employee health and safety target, but due to supply chain constraints were unable to meet the environmental threshold objective of securing a certain number of lower-emissions bucket trucks, the commitment fee and the applicable margin increased by + 0.005% and + 0.025%, respectively, beginning in the third quarter of 2024. The maximum pricing adjustment in any given year is +/- 0.01% on the commitment fee and +/- 0.05% on the applicable margin.

The Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR Facility, the note purchase agreement dated March 29, 2023 and the 2024 NPA is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At September 30, 2024, we believe we were in compliance with this covenant and all other covenants under the Credit Facilities, the AR Facility, and the note purchase agreements.

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

Guarantees

At September 30, 2024, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

System Resiliency Plan (PUCT Docket No. 56545) — In May 2024, we filed a system resiliency plan for PUCT approval pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT. On August 16, 2024, we filed an unopposed settlement agreement for PUCT review and approval. The system resiliency plan outlined in the settlement agreement provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The plan provides for the majority of the spend to occur over a three-year period, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into a fourth year and either (i) automatically authorized if Oncor does not file a new system resiliency plan covering that year or (ii) included in any new system resiliency plan filed by Oncor as part of that plan’s first year of spend. To the extent our system resiliency plan is approved by the PUCT, we intend to recover distribution-related costs through our interim DCRF rate adjustments or base rate proceedings, as applicable, with the unrecovered distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes to be recognized as a regulatory asset for future recovery.

Capital Trackers— See Note 2 to Financial Statements for a discussion of capital trackers, including our most recent interim DCRF rate adjustment, which was filed in August 2024.

Comprehensive Base Rate Review Appeal (PUCT Docket No. 53601) — In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. New base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order, but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect in May 2023. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019 as well as certain of the employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that occur in the ordinary course of business. From time to time we transact in financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at September 30, 2024. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At September 30, 2024, all of our U.S. dollar-denominated and euro-denominated senior secured notes carried fixed interest rates. Borrowings under the AR Facility at September 30, 2024 bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays a used and unused fee in connection with the AR Facility. At September 30, 2024, the borrowing base for the AR Facility was $500 million, and $500 million in aggregate borrowings were outstanding under the AR Facility. Borrowings under the $500M Credit Facility at September 30, 2024 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to us, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At September 30, 2024, $500 million in aggregate borrowings were outstanding under the $500M Credit Facility. Based on the amount of floating rate debt outstanding under the AR Facility and the $500M Credit Facility as of September 30, 2024, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition.

In addition, borrowings of short-term debt under the $2B Credit Facility bear interest on a floating rate basis. At September 30, 2024, we had no floating rate debt outstanding under the $2B Credit Facility. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

Foreign Currency Exchange Rate Risk

In May 2024, we issued the Euro Notes, which are denominated in euros. The interest and principal payments on the Euro Notes are due in euros and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which mitigate foreign currency exchange rate exposure. See Note 10 to Financial Statements for more information regarding derivatives and hedging.

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

Our exposure to credit risk associated with accounts receivable totaled $1.179 billion at September 30, 2024. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $16 million at September 30, 2024. The exposure includes accounts receivable of $781 million in the aggregate from REPs, which are generally noninvestment grade and $171 million in the aggregate from transmission customers, which are generally considered low credit risk and primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities. At September 30, 2024, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 25% and 23%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at September 30, 2024.

In the ordinary course of our business, we may also mitigate risk by requiring counterparties to provide us with security. For instance, we require customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities. This process helps us to mitigate the risk of expending funds on construction projects that are not put into service due to customer cancellation of the project. Customers may provide the required security in the form of cash, letters of credit, or, at Oncor’s discretion, through a guaranty provided by a parent or affiliate. Such customer-provided security is subject to return in accordance with PUCT rules, ERCOT requirements or our tariffs, and any cash received as such security is held in an escrow account and classified as restricted cash.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements,” which are subject to risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “expects,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

•changes in expected customer growth, including as a result of changes to customer requests for transmission and distribution projects;

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

•unanticipated population growth or decline in ERCOT, or changes in electricity demand and demographic patterns;

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

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

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

Date: November 6, 2024