Form 10-K
period 2024-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2025-02-25
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Aggregate market value of Oncor Electric Delivery Company LLC limited liability company membership interests held by non-affiliates: N/A

As of February 25, 2025, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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
$1B Credit Facility

Refers to the unsecured $1 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and the other financial institutions party thereto, maturing on February 20, 2028

$2B Credit Facility

Refers (i) prior to February 20, 2025 to the unsecured $2 billion revolving credit agreement, dated as of November 9, 2021, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time party thereto, and the other financial institutions party thereto, including Citibank N.A. and Wells Fargo Securities, LLC, as co-sustainability structuring agents, as amended, maturing on November 9, 2028 and (ii) on and after February 20, 2025, to the amended and restated unsecured $2 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time party thereto, and the other financial institutions party thereto, maturing on February 20, 2030

$500M Credit Facility

Refers to the unsecured $500 million revolving credit agreement, dated as of February 21, 2024, among Oncor, as borrower, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as administrative agent, maturing on February 21, 2027 acquisition accounting

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

AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
AR Facility

Refers to the accounts receivable facility entered into by Oncor on April 28, 2023, providing for the contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various third-party lenders, as amended, maturing on April 28, 2027

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Code	The Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
COVID-19	Coronavirus Disease 2019
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program, as amended
Credit Facilities	Refers collectively to the $1B Credit Facility, the $2B Credit Facility and the $500M Credit Facility
DCRF	Distribution cost recovery factor
Deed of Trust

Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, made by Oncor to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, formerly The Bank of New York), as collateral agent, as amended

DER	Distributed energy resources

Disinterested Director

Refers to a member of our board of directors who is, pursuant to our LLC Agreement, one of the seven members of our 13-member board of directors who qualifies as a “disinterested director,” defined as a director who (i) shall be an independent director in all material respects under the rules of the NYSE in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Euro Notes	Refers to the €500 million aggregate principal amount of euro-denominated senior secured notes due May 15, 2031, which were issued by Oncor in May 2024
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kV	Kilovolts
kWh	Kilowatt-hours
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
NAV	Net asset value
NERC	North American Electric Reliability Corporation
NYSE	New York Stock Exchange
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, which is the direct majority owner (80.25% equity interest) of Oncor and is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former employees of Oncor and certain former affiliated companies and their eligible dependents

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly-owned subsidiary of Oncor
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Sempra	Sempra, a California corporation
Sempra Order	Refers to the final order issued by the PUCT in 2018 in PUCT Docket No. 47675 approving Sempra’s indirect acquisition of Oncor Holdings

Sharyland	Sharyland Utilities, L.L.C.
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
STH	Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan, as amended
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
Texas RE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols
Texas Transmission

Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor and is indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited

U.S.	United States of America
VIE	Variable interest entity
Vistra	Vistra Corp. and/or its subsidiaries, depending on context
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context. See “Glossary” starting on page 4 for the definition of terms and abbreviations.

Overview of Oncor

We are a regulated electricity transmission and distribution company. We operate the largest transmission and distribution system in Texas, delivering electricity to more than 4.0 million homes and businesses and operating more than 144,000 circuit miles of transmission and distribution lines at December 31, 2024, all with a focus on safety, reliability, and affordability. We provide:

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

We also provide transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas.

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

We are a limited liability company organized under the laws of the State of Delaware, formed in 2007 as the successor entity to Oncor Electric Delivery Company, a corporation formed under the laws of the State of Texas in 2001.Our website address is www.oncor.com. The information on our website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Ownership Structure and Ring-Fencing Measures

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

In March 2018, Sempra indirectly acquired Oncor Holdings. The final order issued by the PUCT approving that transaction outlines certain ring-fencing measures, governance mechanisms and restrictions that apply to Oncor Holdings and Oncor. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. Our LLC Agreement requires PUCT approval of certain revisions to the agreement, including, among other things, revisions to our governance structure and other various ring-fencing measures.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our LLC Agreement require that the board of directors of Oncor consist of 13 members, constituted as follows:

•seven Disinterested Directors, who (i) shall be independent directors in all material respects under the rules of the NYSE in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

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

•Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the membership interests of Oncor, and there will be no debt at STH or STIH at any time following Sempra’s indirect acquisition of Oncor Holdings;

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

ERCOT recorded its historical peak hourly demand of 85,508 MW in August 2023. ERCOT has been experiencing significant growth in recent years, and ERCOT studies project growth to continue. In December 2024, ERCOT released its 2024 regional transmission plan, forecasting in excess of 150,000 MW of peak summer demand for 2030. The Texas Legislature, the PUCT and ERCOT have taken, and are expected to continue to implement, measures to address anticipated ERCOT growth forecasts. For example, in 2023, the Texas Legislature passed legislation calling for ERCOT to develop plans to ensure sufficient transmission capacity for high growth areas, including a specific requirement for a reliability plan to address projected forecasted load growth in the Permian Basin region of Texas. ERCOT developed a reliability plan to address the requirement for the Permian Basin region, which was approved by the PUCT in September 2024 (PUCT Docket No. 55718). That reliability plan identifies a significant number of transmission upgrades required to meet future demand needs in the area. ERCOT has made recommendations regarding initial assignments of those projects to transmission and distribution service providers, including Oncor, in PUCT Docket No. 57152. In addition, in January 2025, the PUCT approved an ERCOT protocol revision that requires incorporating historical load, forecasted load growth and additional load seeking interconnection into ERCOT’s planning process.

Oncor’s Strategies

We focus on delivering electricity in a safe, reliable, and cost-effective manner, minimizing service interruptions, investing in our transmission and distribution infrastructure to maintain our system, supporting the growing electricity needs of the ERCOT market, serving our customers with a modernized grid, providing interconnections to other transmission systems in Texas, and supporting energy production through transmission grid connections to merchant generation facilities.

Our organic growth strategies include constructing transmission and distribution facilities and investing in reliability measures and technology upgrades to support the needs of our growing customer base, the state of Texas, and the ERCOT market. Our five-year capital plan reflects significant expected investments and growth. We have implemented an initiative to identify and address projected company needs resulting from the anticipated growth, including people needs, operational changes, supply chain initiatives, and process improvements. We are focused on continuing to expand our processes, workforce, and supply chain to meet that anticipated growth. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our historical and projected capital expenditures.

Keeping rates as low as possible is a key consideration for us, and we emphasize operating in a cost-effective manner. We believe that building upon opportunities to scale capital projects across our existing infrastructure enables us to create value by minimizing duplicative costs, creating efficiencies of scale, managing supply costs more efficiently, and building and standardizing distinctive process expertise.

We also believe there are opportunities for growth arising from customer efforts to decrease their respective carbon footprints through electrification efforts in the ERCOT market. Increased electrification efforts in the ERCOT market, particularly through oil and gas producers electrifying their operations and continued adoption of electric vehicles, could result in further increased demand within the ERCOT system. In addition, we believe demand in the ERCOT market could be significantly increased as a result of large load customers utilizing growing computing power needs related to cryptocurrency mining, AI technology, data storage and other technological needs and advances. Such increased demand could result in higher electricity volumes delivered by us as well as obligations for additional capital investments to interconnect sources to the ERCOT grid and meet service reliability needs. Legislation and regulation to combat climate change could also have an impact on operations and demand in the ERCOT market that require additional capital investments by us or impact electricity volumes delivered. In addition to organic growth strategies, we also regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets.

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

PUCT rules allow us to file up to two interim TCOS rate adjustment applications in a year to reflect changes in our invested transmission capital. This interim TCOS rate adjustment is a capital tracker provision that encourages investment in the transmission system to help ensure reliability and efficiency by helping to shorten the time period between a utility’s investment in transmission infrastructure and its ability to start recovering and earning a return on such investments. All investments included in a capital tracker update filing are ultimately subject to prudence review by the PUCT in the next base rate review after such assets are put into service. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on interim TCOS rate adjustment applications.

At December 31, 2024, our transmission system included:

•18,324 circuit miles of transmission lines:

o7,577 circuit miles of 345kV transmission lines, and

o10,747 circuit miles of 138kV and 69kV transmission lines,

•interconnection to 192 generation facilities totaling 58,597 MW directly connected to our transmission system, and

•a total of 1,288 transmission and distribution substations.

At December 31, 2024, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
American Electric Power Company, Inc. (a)	4	5	11
Brazos Electric Power Cooperative, Inc.	4	115	27
CenterPoint Energy Inc.	3	-	-
East Texas Electric Coop	1	14	1
Lone Star Transmission	3	-	-
Lower Colorado River Authority	6	29	2
Rayburn Country Electric Cooperative, Inc.	1	49	2
Texas Municipal Power Agency	7	6	-
Texas New Mexico Power	2	19	14
Other small systems operating wholly within Texas	14	20	6

_______________

(a)One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality, security, and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area. Our distribution system receives electricity from the ERCOT transmission system through substations and distributes electricity to end-users and wholesale customers through 3,757 distribution feeders at December 31, 2024.

At December 31, 2024, our distribution system included:

•125,975 circuit miles of distribution lines:

o90,313 circuit miles of overhead lines, and

o35,662 circuit miles of underground lines,

•4,046,000 approximate number of points of delivery, an increase of approximately 77,000 over the number of points of delivery at December 31, 2023, and

•1.95% average growth per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior 11 months.

PUCT rules allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per year between comprehensive base rate reviews to recover distribution-related investments and certain other costs. As with interim TCOS rate adjustments, interim DCRF rate adjustments are a capital tracker, with all investments included in a capital tracker update filing ultimately being subject to prudence review by the PUCT in the next base rate review after such assets are put into service. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on interim DCRF rate adjustment applications.

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

Customers — Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. At December 31, 2024, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to consumers in our certificated service area. Revenues from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2024, 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2023 and 26% and 24%, respectively, of our total operating revenues for the year ended December 31, 2022. No other customer represented more than 10% of our total operating revenues during such periods. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business.

Competition — Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is singularly certificated, with Oncor as the sole certificated transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain municipal utilities and electric cooperatives for the right to serve end-use customers. In addition, the electric industry is undergoing rapid technological change, and third-party DER and virtual power plants and other technologies may increasingly compete with our traditional transmission and distribution infrastructure for meeting customers’ electricity needs. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—The growth of DER and similar technologies or actions that decrease demand or consumption of electricity we deliver may significantly adversely impact us, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.”

Seasonality — Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer season.

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

As a regulated utility, our business is subject to extensive governmental regulations and compliance obligations, which could greatly impact our business. See “Item 1A. Risk Factors—Risks Related to Regulatory and Legislative Matters” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

and Notes 2 and 7 to Financial Statements for a discussion of certain regulatory matters and commitments and the material effects of compliance with regulations on our business.

Investing in Infrastructure — In 2024, we invested approximately $4.7 billion in our transmission and distribution system to extend and upgrade the transmission system and associated facilities, to extend and upgrade the distribution infrastructure and to pursue certain initiatives in infrastructure, including investments to support system growth, reliability and resiliency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our capital expenditures, including our projected capital expenditures for the next five years.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. We believe our facilities are presently in material compliance with applicable state and federal requirements relating to water discharges. We believe we hold all required wastewater discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. We also believe we can satisfy the requirements necessary to obtain any required permits or renewals. In addition, there are federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of our facilities. We have implemented SPCC plans as required for those substations, work centers and distribution systems, and believe we are currently in material compliance with these rules.

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

Our capital expenditures for environmental matters totaled $76 million in 2024 and are expected to total approximately $85 million in 2025.

Human Capital Management — At December 31, 2024, we had 5,094 employees, including 836 employees covered under a collective bargaining agreement that expires in October 2026. As of December 31, 2024, the average length of service among all employees was 12.1 years, and over 99% of our employees were employed on a full-time basis. For the year ended December 31, 2024, we experienced an annual employee turnover rate of approximately 4.8%, including approximately 1.8% that was attributable to retirements. Our employee data excludes interns, and we had 73 interns serving in full-time or part-time internships at December 31, 2024.

Attracting, retaining, and developing high quality talent is key to our human capital management strategy. In light of the anticipated growth of our business and the expected increase in headcount needed to meet that growth, recruiting was a significant focus of our human capital management efforts in 2024 and is expected to be a continued focus over the next few years. We employ a multi-faceted recruiting strategy to recruit a diverse, high quality talent pool, including leveraging several higher education and high school partnerships established across our service territory and assisting higher education and technical institutions in developing linemen schools and courses. In 2024, we expanded our recruiting efforts through more targeted activities, such as military veteran hiring recruiting initiatives and a collaboration between hiring managers and recruiters to strengthen our intern pool. We have also been actively focused on retention and developing our existing talent through upskilling supervisors and increasing our customized talent development offerings.

We believe market-competitive compensation and benefits packages are necessary to attract and retain talent, and we annually conduct a market assessment using third party benchmark salary and benefit data to determine the competitiveness of our compensation and benefit programs against utility/energy services companies and general industry companies. In addition, we continuously monitor the competitive labor market and macroeconomic conditions with a view toward adjusting compensation and benefit practices as needed in advance of the annual market assessment to attract, develop, and retain talent. We strive to provide competitive packages that include performance-based compensation that rewards organizational achievement as well as individual efforts.

Our workplace culture is central to our efforts to attract, retain, and develop talent. We strive to create a workplace culture that emphasizes the following key areas:

•Safety — Safety is a key priority of the company and our human capital management strategy. Employees are regularly educated and trained on safety issues and receive regular safety communications, particularly in field locations. We have established an annual safety plan, which outlines our yearly safety programs and initiatives, and we also host an annual two-day safety conference for our field employees that highlights our safety priorities, initiatives, and expectations. Our safety procedures are continually improving and adapting to the ever-changing events that our workforce encounters. Employees are encouraged to propose improvements to our safety procedures and are recognized for their innovations and contributions to safety improvements, including through annual safety excellence awards given to individuals and teams for projects or initiatives that yield positive impacts to safety performance, either locally or companywide. In 2024, we hosted 12 celebration events honoring employees for their heroic and life-saving efforts utilizing skills and knowledge learned through on-the-job first aid and CPR training programs. We also regularly track our safety performance and benchmark it against industry peers, and achievement of significant safety milestones are recognized and celebrated. In addition, a safety performance metric is included in our annual and long-term incentive programs to further promote safety among employees.

•Ethical Conduct — Ethical conduct is a core value of the company, and every employee is required to complete code of conduct training upon joining Oncor and annually thereafter. We also maintain an ethics and compliance helpline monitored by an independent, third-party service, where any suspected unethical behavior or policy violations may be anonymously reported at any time. Our code of conduct compliance leadership team meets quarterly to review employee code of conduct compliance-related matters, and the company’s code of conduct compliance program and activities are reviewed with the audit committee of our board of directors (the Audit Committee) on at least an annual basis.

•Collaboration and Innovation — Our company-wide “One Oncor” initiative emphasizes cross-functional collaboration, particularly to spur innovation. An innovation and improvement council, made up of management-level employees, focuses on enhancing innovation and continuous improvement throughout the company. This council annually recognizes employee teams for their contributions to innovation and improvement through our annual spirit of innovation awards. We have also instituted an innovation and continuous improvement initiative and developed a framework based on Lean Six Sigma that enables and encourages employees to identify and execute improvement opportunities to our services, business processes, and systems, including an annual internal innovation week campaign. In addition, we offer various training opportunities to employees to obtain Lean Six Sigma certifications, develop process improvement skills, and encourage innovation. We also maintain a portal for all employees to submit innovation and improvement ideas and success stories.

•Inclusion & Belonging — We are committed to creating a workplace culture of belonging, empathy and mutual respect. Our officer-level steering committee for inclusion and belonging has instituted and supported various initiatives to promote this effort across the company, such as Oncor’s eight employee resource groups (ERGs), which are open to all employees to join. These ERGs focus on creating an inclusive environment through cultural awareness activities and events, networking opportunities, and community volunteerism. ERG participation continues to grow across the company, with approximately 22% of our employees participating in at least one ERG as of December 31, 2024. These and other strategies help foster a welcoming and inclusive workplace and support our commitment to developing and maintaining a workforce that reflects the customers and communities we serve.

•Healthy Lifestyles — We have established various health and wellness initiatives to encourage employees to adopt healthy living habits, including an incentive program that promotes exercise, healthy eating, and healthy lifestyles. Our health and wellness programs focus on physical, financial, and mental health, and we offer employees various resources and programming to enhance their overall well-being, including an employee assistance program that offers mental and behavioral health resources. We also maintain programs that fund Oncor employee participation in eligible community non-profit fitness events, including community non-profit fitness events across our service territory.

•Community Involvement — We coordinate various year-round community initiatives, partner with many non-profit organizations, and encourage employee volunteerism, including grants supporting eligible non-profits for which employees provide volunteer hours. We also host a companywide Oncor Cares Week during our annual employee giving campaign. In addition, we have established 19 Oncor Cares Community Councils across our service territory, where employees identify local organizations to support and coordinate volunteer opportunities and fundraisers to benefit those nonprofits and causes. We also maintain a 501(c)(3) private foundation, the Oncor Cares Foundation, to help expand our charitable giving and support for the many communities where we work and live.

•Employee Engagement — How engaged our workforce is and how committed our employees are to their work and the company are important to Oncor. We recognize that the more engaged employees are, the more productive they are and the more likely they are to remain with the company. As a result of our annual company-wide employee engagement survey, we continued to initiate various efforts in 2024 to enhance employee engagement at both the local and corporate levels, including manager and supervisor trainings on the survey results. We conducted our annual company-wide employee engagement survey in late 2024, which indicated an increase in the number of engaged employees versus prior year results, and are using the results of that survey to continue to develop and implement our employee engagement strategy.

•Talent Development — We maintain various leadership and workforce training and development programs to engage employees and promote continued professional growth. In addition, our board of directors annually reviews our talent management strategy, including talent development programs, and our executive officer talent pipeline. Our management also conducts regular ongoing succession planning with respect to other members of management and critical roles with a view towards maintaining a strong leadership pipeline. In addition, we are actively focused on attracting and developing employees at all levels to replace employees likely to retire in the next few years and to meet our anticipated growth needs.

Item 1A. RISK FACTORS

Risks Related to Regulatory and Legislative Matters

Our business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, us.

As a regulated electricity transmission and distribution company, our business is subject to numerous local, state, and federal laws (including PURA, certain provisions of the Federal Power Act, the Public Utility Regulatory Policies Act of 1978, the Energy Policy Act of 2005, the Code and ERISA), executive orders issued by the President of the U.S. and the Governor of Texas, as well as governmental policies, regulations, and administrative actions by the PUCT and other governmental authorities (including city governments, NERC, Texas RE, the FERC, the I.R.S., the TCEQ, U.S. Fish and Wildlife Service, the EPA, and the SEC). As an ERCOT member utility, we are also subject to ERCOT rules, guidelines, directives, and protocols for transmission and distribution utilities operating in ERCOT. We devote a significant amount of employee time to compliance with existing laws, policies, regulations, rules, guidelines, directives, protocols and administrative actions, and such compliance activities also result in increased costs. In addition, we must continually adapt to new or revised or reinterpreted laws, policies, regulations, rules, guidelines, directives, and protocols and administrative actions, which expose us to increased costs, expenses, and employee time and effort needed to comply, and could have a material and adverse effect on our business, cash flows, liquidity, financial condition, results of operations and/or business prospects. Developing, constructing, operating, and maintaining our transmission and distribution system also requires us to obtain various approvals, licenses, permits, and franchises from regulatory and governmental authorities. Material delays in obtaining, or failures to obtain, necessary approvals, licenses, permits and franchises could significantly impact us.

In addition, if it is determined that we did not comply with applicable laws, statutes, regulations, rules, directives, tariffs or orders, our operations, financial condition, results of operations, cash flows and our reputation could be materially and adversely affected, particularly if we are ordered to pay a material amount in penalties, customer/rate payer refunds, or other amounts. For example, the PUCT may impose penalties on us if it finds that we violated PURA or any PUCT rule or order adopted under PURA. The PUCT has the authority to impose penalties of up to $1 million per violation per day for failure to meet certain weatherization requirements and up to $25,000 per day per violation for other violations.

Our business is subject to rate regulation, and the regulatory review process could materially adversely impact us, including by limiting our ability to fully recover costs or reducing the rate we earn on invested capital and the timing of such recovery.

The rates we charge are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated historical test year, as reviewed and approved in regulatory proceedings. As a result, the rates we are allowed to charge will generally not match our costs at a given point in time, which could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, since rate recovery requests are made after spend on investment-related costs and operating costs have occurred, there is no assurance that our rates will produce recovery of our costs in line with amounts spent after test year periods and/or the full return on invested capital allowed by the PUCT, particularly during periods of increased capital spending by us, high inflation, or increases in general interest rates resulting in increased costs incurred by us after our most recent base rate review.

In accordance with PUCT rules, we must file a comprehensive base rate review within four years of the last order in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. Pursuant to these rules, our next comprehensive base rate review is required to be filed by June 2027. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that deadline. Since 2021, the historical test year in our last comprehensive base rate review, we have experienced rising capital investments as well as increased operating costs and interest expenses, some or all of which may continue in the foreseeable future and could result in more frequent comprehensive base rate proceedings.

The time between when we incur costs and when we begin to recover those costs in rates is known in the utility industry as “regulatory lag.” Interim DCRF and TCOS rate adjustments, also known as capital trackers, have been implemented to help reduce the effects of regulatory lag and allow us to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. Under PUCT rules, we can generally file up to two interim DCRF rate adjustment applications in a year for certain distribution-related investments and up to two interim TCOS rate adjustment applications in a year to reflect changes in certain transmission-related investments. These interim rate applications are subject to a regulatory proceeding and PUCT approval, and we can make no assurance that they will result in full cost recovery or be timely approved. In addition, while these interim rate adjustments help reduce the effects of regulatory lag, they do not fully eliminate it. Investments included in these capital trackers, including system resiliency plan investments recovered through interim DCRF rate adjustments, are also subject to prudence review by the PUCT in the next comprehensive base rate review following such adjustments, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included in an interim rate adjustment.

While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT in a base rate review will judge any of our costs, including invested capital and costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. The levels and timing of any approved recovery could also significantly differ from our requests. In addition, since rate recovery requests are made after spend on investment-related costs and operating costs have occurred, there is no assurance that our rates will produce recovery of our costs in line with amounts spent after test year periods and/or the full return on invested capital allowed by the PUCT. Intervening parties in our rate proceedings (including, but not limited to, governmental agencies, cities in our service territory, customers, and consumer groups) can challenge, and have in the past challenged, various portions of our rate proceedings, and such challenges, as well as any recommendations from the administrative law judges overseeing proceedings, could influence the PUCT’s decisions in those proceedings. Failure to receive approval of our requests in any rate proceeding could adversely impact our financial condition, results of operations, cash flows, liquidity and/or business prospects, and those impacts could be material.

Adverse publicity or public perception relating to us, transmission and distribution utilities, ERCOT, or the electricity industry could lead to changes in regulatory policy or legislation that could have a significant impact on our business.

We provide electricity delivery services to millions of Texans, and failure to meet customer expectations, particularly regarding reliability, communication, and outage restoration times, could significantly impact our reputation. Contributing factors to our public perception could be outside our control, including severe weather, ERCOT mandates such as mandatory load shed events, the amount of electricity produced by generators in ERCOT, economic conditions, actions by other ERCOT market participants, including other transmission and distribution utilities, and other emergency events. Negative public perception of us, our industry, or ERCOT could adversely affect legislative or regulatory processes or outcomes, result in new or changed legislative or regulatory requirements, government/regulatory investigations, administrative actions, fines, penalties, or other sanctions or requirements against us that could have a material adverse effect on us, our financial position, results of operations and cash flows. Addressing any adverse publicity, regulatory scrutiny, enforcement or other legal proceedings would be time consuming and likely also result in increased expenses.

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year and during special sessions called by the Governor of Texas. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects. ERCOT is subject to oversight by the PUCT and the Texas Legislature, and either could impose changes to the ERCOT market that could impact us. Significant changes to the ERCOT market structure or within the ERCOT market that impact transmission and distribution utilities, including additional or revised regulatory requirements or oversight, could materially and adversely impact our business, operations, financial condition, results of operations, and/or business prospects. In recent years, storms have resulted in issues related to reliable electric service in the ERCOT market and prolonged power outages, the PUCT and the Texas Legislature have instituted various changes relating to operations in the ERCOT market. Both the PUCT and the Texas Legislature continue to actively review the operations, as well as the overall design, of the ERCOT market. Bills relating to the electric industry and electric grid related matters have been filed, and additional bills may be filed, for consideration during the 2025 regular session of the Texas Legislature. We cannot predict whether, or to what extent, any additional legislation or regulations relating to the ERCOT market will impact our business.

We are subject to various mandatory regulatory standards and requirements and could be subject to additional standards in the future. Efforts to comply with those standards and requirements could subject us to higher costs, and non-compliance with applicable standards or expectations could have a material adverse effect on our business.

As a regulated transmission and distribution utility, our operations are subject to multiple mandatory regulatory standards and requirements. The PUCT has jurisdiction with respect to ensuring the service quality and reliability of the delivery of electricity to retail customers by electric utilities and has established various operational standards, including reliability standards and weatherization requirements, which apply to each utility. The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by utilities within the ERCOT market. The FERC has designated NERC to establish and enforce reliability standards (including cybersecurity and physical security standards), under the FERC’s oversight, for all owners, operators and users of electric transmission services. The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to Texas RE.

Compliance with mandatory regulatory standards and requirements, such as those relating to service quality, reliability and weatherization of facilities, is subject to regular reporting, reviews and audits. To maintain compliance with such standards and requirements, or to meet our reliability goals, we may be subjected to higher-than-expected costs, including costs related to additional personnel and/or increased capital expenditures to construct and maintain infrastructure in accordance with these standards and requirements to meet anticipated demand. We must report to the PUCT concerning our performance with respect to the applicable reliability standards on an annual basis. We are also required to file declarations twice a year certified by our chief executive addressing our compliance with the PUCT’s weather preparedness measures. In addition, the PUCT requires that ERCOT conduct inspections of our facilities to determine compliance with weather preparation measures. Also, as a NERC registered entity, we are subject to periodic audits by Texas RE of our compliance with operations and critical infrastructure protection standards, including reliability standards. These audits will occur as designated by Texas RE at a minimum of once every three years. While we expect to recover costs and expenditures from customers through regulated rates related to such compliance costs, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery. If we were found to be noncompliant with applicable reliability/service quality standards or weatherization requirements, we could be subject to reputational harm, regulatory scrutiny, or sanctions, including monetary penalties. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1.5 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. Penalties imposed by the PUCT, Texas RE, the FERC and/or NERC may not be recoverable from customers through regulated rates and could have a material adverse impact on our financial condition, results of operations and cash flows.

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

As an owner and operator of critical infrastructure assets, we are subject to cybersecurity threats from domestic and foreign threat actors who wish to disrupt our electricity delivery operations and/or the ERCOT bulk power grid. In particular, U.S. government warnings have indicated that infrastructure assets such as electric transmission and distribution systems have been specifically targeted by both foreign and domestic actors, including as a result of increased worldwide conflict and domestic extremism.

We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of third-party vendors. With the proliferation of computing and telecommunications technologies and various digital tools used by us in our business, cyber risk arises in multiple areas of our operations. While we have not experienced a cybersecurity incident to date that has had a material impact on Oncor, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, ransomware attacks, social engineering attacks, hacktivism and potential insider threats. Certain of these cyber threats have seen changes, and we expect to continue to see changes, in sophistication, magnitude and frequency with the advancement of technology, including the adoption of AI that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty detecting threats. As domestic and global cyber threats are ongoing and increasing in sophistication, magnitude and frequency, our transmission, distribution and technology infrastructure may be targets of state-sponsored attacks, terrorist activities, or other threats, including attacks designed to collect ransoms or inflict large-scale harm on us, our customers or our service territory. Geopolitical events could increase those cyber threats. Any breach of cyber/data security measures could result in a material and adverse impairment of our ability to operate, monitor and control our technology, transmission and distribution assets (which could impact the stability of the ERCOT power grid), conduct our normal operations, process customer information, and comply with regulatory and disclosure obligations. A cybersecurity breach could limit or disable communications, including communications within our technology platforms and between our technology platforms and systems operated by third parties. In the ordinary course of business, we also collect and retain data that could be sensitive in nature, including customer information and personal information about employees, and a cybersecurity breach could result in the release of such confidential information.

Our third-party vendors have been subject, and will likely continue to be subject, to acts that disrupt or attempt to disrupt the services they provide to us. Threat actors could also attempt to use our third-party vendors as a conduit to attack us. In addition, our operations in ERCOT also require communication with certain third-party systems, and disruptions in those systems could impact our operations. If our third-party vendors or any third-party systems integral to operations in the ERCOT market are impacted by cyber-attacks or are otherwise unable to perform the services they provide to us, our operations could be impacted, which could negatively affect our results of operations, financial condition and/or reputation. In addition, the theft, damage, or disclosure of sensitive data held by these third parties may subject us to further harm.

Any loss of control of our critical infrastructure, including control or disruption of our technology platforms, or loss of confidential or proprietary data through a cybersecurity breach, including a breach involving one of our third-party vendors, could adversely affect our reputation, expose us to material legal and regulatory claims and fines, require compliance with notification and monitoring regulations, expose us to significant remediation and compliance costs, result in legislative or regulatory actions, impair our ability to execute on business strategies and/or materially adversely impact our results of operations, financial condition, liquidity and/or cash flows. Insurance may not cover any or all of the costs associated with the consequences of any cyber breach.

We develop and maintain systems and processes aimed at identification, protection, detection, response and recovery from cybersecurity incidents, which require significant investment, maintenance, and ongoing monitoring and updating as threats, technologies and regulatory requirements change. There can be no assurance that these systems and processes will be successful in mitigating all risks relating to cybersecurity incidents. Systems and processes are also subject to vulnerabilities related to social engineering and potential insider threats. In addition, due to the nature of cybersecurity incidents, and the evolving threat landscape, updates and enhancements to such systems and processes may require complex solutions that could require significant time and resources. We are also subject to various laws and regulatory standards relating to our operations and information disclosure, including required compliance with NERC cybersecurity standards. Additional cybersecurity requirements could also be applied to us in the future. Changes in existing standards or the imposition of new standards could increase our compliance costs and our exposure to the potential risk of violations of such standards.

The loss or malfunction of key technology platforms maintained by us or our third-party vendors could have an adverse impact on our reputation and operations.

Our operations are dependent upon the proper functioning of our internal systems, including our key technology platforms that support our underlying business processes. Any significant failure or malfunction of a key internal technology platform may result in disruptions to our business or electric grid operations. Some of the technology systems, hardware, software, and technical applications and platforms used in our business are managed, hosted, provided or used by third parties to assist in our business operations. Certain of our key externally hosted technology platforms are dependent upon global communications and cloud service providers, as well as their respective vendors, many of whom have at some point experienced significant system failures and outages in the past and may experience such failures and outages in the future. Any of the key technology platforms we rely on could experience cybersecurity and data breaches, vulnerability in third-party software code, outages from fire, floods, power loss, telecommunications failures, unintended consequences as a result of upgrades to a particular software or human error, break-ins and similar events. Failure by us or our third-party vendors to prevent or mitigate operational impacts or data loss from system failures or outages could materially affect our reputation and results of operations, financial position and cash flows.

Severe weather, natural disasters and other related phenomena have in the past and could in the future have a material adverse effect on our business, financial condition, results of operations and cash flow, and climate change could make such phenomena more prevalent and unpredictable.

Our electric delivery facilities and related assets are located in over 120 counties in Texas and could be, and have in the past been, damaged or impacted by severe weather events, such as significant storms, as well as natural disasters, wildfires or other emergency events. Our service territory covers a highly variable range of geographic, climatic, and vegetative regions, and weather conditions can vary significantly across our service territory. Any severe weather or similar events that cause extensive damage on our system or that affect the reliability of the ERCOT grid and market generally (including the amount of electricity produced by generators and available for delivery by us to our customers) could have a material adverse impact on us, including causing outages or other disruptions in our operations, negatively impacting the reliability of our electricity delivery services, increasing our costs to repair or replace damaged facilities or equipment, and causing disruptions in planned projects, property damage, and personal injuries or loss of life for which we could face legal actions or risks, negative public perception, and regulatory, legislative, or legal actions. We rely on our ability to deploy resources timely to complete restoration efforts and the availability of outside contractors (including industry-wide mutual assistance from third party public utilities). During severe weather events we may be unable to deploy sufficient resources to complete restoration efforts in a timeframe and manner acceptable to our customers due to increased demand for supplies and the high demand for outside contractors, which may expose us to fines, penalties, reputational harm, and other liabilities. Any costs and liabilities relating to severe weather events, natural disasters, wildfires or other emergency events may not be fully covered by our insurance policies and may not be fully recovered in rates, and any rate recovery may be delayed.

Severe weather, natural disasters, and other related phenomena could become more prevalent and unpredictable as a result of climate change or other factors, which could negatively affect our business and financial condition to the extent such events occur in or impact our service territory or lead to constraints in our supply chain. Customer energy needs vary with weather conditions, primarily due to fluctuations in temperature and humidity. To the extent weather conditions are affected by climate change, customer energy use could increase or decrease depending on the duration and magnitude of the changes. More frequent extreme weather conditions and seasonal fluctuations also impact the variability of load and generation. Weather conditions also impact transmission and distribution system operations. For example, exceptionally warm weather conditions for a long duration, which generally would result in increased customer energy usage, would also result in increased operational risks for transmission and distribution infrastructure, such as the risk of equipment malfunction due to continuous operation. In 2024 our service territory saw various severe weather events, including significant storms, large hail, damaging winds, heavy rainfall, ice storms, tornados and flash flooding, which impacted our service territory and led to prolonged outages and extensive restoration efforts. Prolonged power outages to customers and business interruptions from outages could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Wildfires could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Wildfires have the potential to negatively affect communities within our service territory and the surrounding areas, as well as our transmission and distribution system. For example, in February 2024 Texas saw multiple wildfires outside of Oncor’s distribution territory, with the Smokehouse Creek wildfire being the largest in Texas history with over one million acres of land burned. The damage reported in affected areas included hundreds of burned homes, thousands of livestock dead, and destruction of crops, grasslands, and ranching infrastructure. The possibility of wildfires and the risk of damage to our network and facilities resulting from them may be exacerbated by severe weather events or weather conditions, including prolonged periods of hot, dry weather potentially combined with strong winds, and such weather conditions could worsen as a result of climate change. The continued expansion of the wildland-urban interface has also increased wildfire risk to communities in our service territories. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Although we maintain a wildfire mitigation plan and proactively take steps to mitigate wildfire risk, wildfires can occur even when effective mitigation procedures are followed. Wildfires caused, or allegedly caused, by our transmission and distribution assets or our operation or maintenance practices, could expose us to costs, fines, penalties, reputational harm, and other liabilities, including for economic damages, personal injury, loss of life, or property damage. Furthermore, any damage caused to our assets, loss of service to our customers, or liability imposed on us as a result of wildfires could negatively impact our business, reputation, financial condition, results of operations and cash flows.

While we maintain excess liability insurance that includes wildfire coverage, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover all of the costs associated with the consequences of any wildfire. Likewise, our ability to obtain wildfire insurance at rates we believe are commercially reasonable, or at all, and the coverage provided by any such insurance could be affected by events outside our control.

As an owner and operator of electricity delivery facilities, we face significant operational risks, including the risk of physical attacks on our infrastructure, that could adversely affect our results of operations and financial condition.

The construction, ownership, operation and maintenance of electricity delivery facilities involves many operational risks, including equipment breakdown, failure of facilities, lack of sufficient capital and unexpected costs to maintain the facilities, replacement or refurbishment of aging infrastructure, equipment interruptions, design or construction flaws in equipment or facilities, supply chain disruptions, labor and contractor shortages, inflation, fires, explosions, impact of unusual or adverse weather conditions or other natural events, human operation errors, and interrupted or degraded service on key technology platforms, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues, regulatory penalties for failure to meet reliability or other standards, and/or increased expenses that may not be recoverable in rates. There are also many hazards associated with the ownership, operation, and construction of electricity transmission and distribution assets, and these hazards expose us to risk of personal injury and loss of life, damage or destruction of property, or environmental damage, any of which could result in legal proceedings and liabilities to our business.

In addition, we face threats from threat actors who wish to disrupt the ERCOT bulk power grid or electricity delivery operations in our service territory by physically damaging our transmission and distribution assets. We also face threats related to vandalism, theft, trespassing and acts of civil disobedience that could result in interruptions to our operations. In recent years, physical attacks on utility assets have increased in frequency and severity across the nation. In 2023, in response to the rise of such incidents, the Texas Legislature passed legislation implementing criminal penalties for certain incidents involving damaging or vandalizing critical electric infrastructure facilities. There is no guarantee that this legislative action will have a deterring effect to physical attacks on our utility assets. A physical attack on our assets could also interfere with normal business operations and affect our ability to control our transmission and distribution system. Certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a breach in any one key physical asset could potentially impact other areas of our system. A physical security breach could adversely affect our reputation, expose us to material regulatory penalties and/or materially affect our results of operations, liquidity and financial condition. Further, certain of our employees who work in the field have experienced threats of violence during the performance of their work. Threats of violence, actual violence and other concerns may result in field employees being unable or unwilling to complete critical functions.

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

Disruptions in the insurance market could impact our ability to obtain coverage on reasonable terms, and insurance may not cover all potential losses.

Our ability to obtain insurance at rates we believe are commercially reasonable, and the cost of and coverage provided by such insurance, could be affected by events outside our control, including the willingness of insurers to provide such coverage. The occurrence of wildfires and other natural disasters, among other things, have had disruptive effects on insurance markets in recent years, particularly for electric utilities, making the process of obtaining insurance coverage increasingly more difficult and costly. We have seen, and expect to continue to see, increased insurance premium costs. In 2024, payments related to our insurance premiums and related costs increased by approximately $50 million compared to 2023, an approximately 240% increase. In the future, the availability of insurance covering risks that we and other electric utilities typically insure against (including cyber liability insurance and excess liability insurance including wildfire coverage and litigation coverage) may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms. Further, the insurance policies may not cover all of the potential exposures or the actual amount of any loss incurred. Any losses not covered by insurance, or any increases in the cost of applicable insurance, could continue adversely affect our results of operations, financial position or cash flows.

Our capital deployment plan may not be executed as planned, which could adversely impact our reputation, reliability, financial condition and results of operations.

There can be no guarantee that the execution of our capital plan will be successful or done in accordance with current anticipated spend amounts, and there can be no assurance that the capital investments we currently intend to make in connection with our electricity delivery business will be implemented as contemplated or produce the desired improvements to service and reliability or cost management. A significant portion of our five-year capital expenditure plan is attributable to expected growth in ERCOT, particularly due to increased demand from large commercial and industrial customers, and material decreases or increases in that growth profile could materially impact our capital expenditure projections. Furthermore, there can be no guarantee that our capital investments will ultimately be recoverable in rates.

While our capital expenditure plans include projects to successfully maintain or replace our aging infrastructure and address the expected growth of electricity demand in our service territory, particularly as a result of increased commercial and industrial demand and electrification goals of customers, there can be no assurance that any such projects will be completed in a timely manner or at all, or fully meet all customer requirements at all times. Our capital expenditure plan includes a significant number of customer-requested projects, such as transmission point of interconnection requests from large load customers. These projects involve risks, as they could be cancelled by customers for various reasons, including by the customer or due to failure to receive necessary regulatory approvals or permits. Projects to construct, upgrade, or maintain transmission and distribution infrastructure are subject to various additional uncertainties, including regulatory approvals, permit/license acquisition, land/easement acquisition (including requirements and constraints relating to eminent domain), labor and contractor availability, global trade restrictions, volatile commodity prices, supply chain disruptions, inflation, tariffs, costs of materials and labor, and forecasts of future electric load needs. Execution of our capital plan could also be impacted by capital availability, macroeconomic conditions, regulations, ERCOT policies or directives, ERCOT grid needs, weather, natural disasters, wildfires, emergency events, equipment malfunction or failure, accidents, terrorist attacks, cybersecurity events, failure of technology platforms, or other events outside of our control. Failure to execute on our capital deployment program as planned could adversely impact service reliability as well as our reputation, financial condition, results of operations, and prospects.

The litigation environment in which we operate poses a significant risk to our business.

We are involved in the ordinary course of business in a number of lawsuits arising out of our business operations, including personal injury litigation, and have spent, and continue to spend, significant money, time and employee and management focus on such lawsuits and other proceedings. Electricity poses hazards for our workforce and the general public in the event that either comes in contact with electrical currents or energized equipment. Deaths, injuries, property and equipment damage and environmental damage caused by such events can subject us to liability. We are also involved in lawsuits relating to power outages. Insufficient generation availability during winter storm Uri in February 2021, led ERCOT to mandate that Oncor and other Texas distribution utilities significantly reduce demand on the grid by rotating outages. As a result of the load shed, customers experienced power outages across ERCOT, including in our service territory, some for prolonged periods of time. Lawsuits have been filed by approximately 200 plaintiffs against us as well as various ERCOT market participants relating to such power outages. The litigation is currently consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. While all claims against the transmission and distribution utilities that were party to the proceeding, including Oncor, have been dismissed from the proceeding, that dismissal has been appealed and we cannot predict the outcome of the appeals process relating to the dismissal of those claims and the ultimate impact of the litigation on our business.

We similarly cannot predict whether or to what extent any litigation will impact our business. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment in the State of Texas poses a business risk. Insurance may not cover any or all of the costs associated with any litigation, and any costs not covered by insurance may not be recoverable in rates. Adverse decisions in litigation proceedings could materially adversely affect our reputation, results of operations, financial condition, cash flows and/or prospects.

Our revenues are concentrated in and collected through a small number of customers and a significant delay or default in payment could adversely affect our cash flows, liquidity, financial condition and/or results of operations.

Our revenues from each of the transmission and distribution operations of our business are concentrated in a small number of customers. As of December 31, 2024, our revenues from our distribution operations are primarily collected from over 100 REPs that sell the electricity we distribute to end-use consumers in our certificated service area. REPs are generally noninvestment grade. Revenues from REP subsidiaries of our two largest customers, collectively represented 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2024 and 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2023. We collect network transmission revenues from over 40 different customers, consisting primarily of distribution companies, cooperatives and municipally-owned utilities. Currently, the majority of this network transmission customer revenue comes from customers who are investment grade and, as a result, are generally considered low credit risk. PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates. Adverse economic conditions, structural problems in the market served by ERCOT or the financial difficulties of one or more customers could adversely impact the credit quality of our customers, impair the ability of these customers to pay for our services or could cause them to delay such payments. We depend on these customers to timely remit these revenues to us. Delays or defaults in payment from customers could materially and adversely affect our cash flows, liquidity, financial condition and/or results of operations, particularly in the event of any moratoriums on the ability of REPs to disconnect customers for nonpayment or other regulatory actions that impact our receipt of electricity delivery charges owed to us.

While we require security prior to beginning construction on certain customer-requested projects, there can be no assurance that if any such projects are cancelled, we will be able to recover all of the costs expended by us on those projects through such security or otherwise.

We require customers who do not meet certain credit quality thresholds to provide security to us before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities. We would generally expect to recover our costs for such construction projects once the projects are placed into service and become part of our rate base, but requiring security helps us to mitigate the risk of expending funds on construction projects that are not put into service and ultimately recoverable in rates due to customer cancellation. At December 31, 2024, we held an aggregate of approximately $1.5 billion in letters of credit, $280 million in parent/affiliate guarantees and $210 million in restricted cash as customer-provided security. Such customer-provided security is subject to return in accordance with PUCT rules, ERCOT requirements or our tariffs. Any cash provided as security is held by us in an escrow account and classified as restricted cash. We require letter of credit and parent/affiliate guarantee providers to meet certain minimum credit rating requirements. However, there can be no guarantee that we will ultimately be able to collect on any such non-cash collateral. If we are not able to recoup our costs for a project through the customer provided collateral and the project is not put into service, we would likely not be able to recover our construction costs in rates. Failure to recover construction project investments through customer-provided security or rates could have an adverse impact on us, and those amounts could be material.

We are dependent upon a limited number of suppliers and service providers for certain of our operations. Disruptions in our supply chain or the availability of our suppliers to perform on expected or acceptable terms, including as a result of competition for materials, the contractor labor market and inflation, could negatively impact us.

We rely on suppliers and service providers to provide us with certain specialized materials and services, including for construction, maintenance and repair of electricity delivery facilities and power lines, information technology and customer operations. In certain instances, our operations are dependent upon a limited number of suppliers and service providers, and we often compete with other companies both in our industry and outside of our industry for materials and services from certain suppliers and service providers. The financial condition of our suppliers and service providers or their ability to perform has been, and may continue to be in the future, adversely affected by local, national and global events, including health epidemics or pandemics, climate change, severe weather events, natural disasters, supply chain issues, foreign policy and global trade restrictions, tariffs, demand, wars, terrorist attacks, regulations, or general economic conditions, such as credit risk, commodity availability and pricing, inflation, labor availability and cost, and turbulent macroeconomic events. We have seen and expect to continue to see increased pricing from service providers and suppliers as a result of the contractor labor market, competition for equipment and materials, and longer lead times for delivery. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fails to perform or otherwise fully satisfy its contractual obligations, chooses not to renew contracts, goes out of business or otherwise becomes unable to perform on terms acceptable to us, or unexpectedly delays performance or increases the cost of performance, we may not be able to transition to substitute suppliers or service providers in a timely manner, on terms acceptable to us, or at all. This could delay our construction and improvement projects, increase our costs and/or disrupt our operations, which could negatively impact our business, financial condition, results of operations, cash flows, liquidity, reputation, corporate strategy, and/or business prospects. In addition, we could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

The delivery of components, materials, equipment and other resources that are critical to our business operations and corporate strategy has been, and may continue to be in the future, restricted by domestic and global supply chain challenges. Reduced availability of necessary materials, import/export restrictions, tariffs, and delays in delivery have delayed, and could continue to delay, maintenance, repair and construction projects, which have increased, and could continue to increase, costs and could also have an adverse impact on our reputation, capital plan, cash flows, liquidity, financial condition and/or results of operations. International tensions as well as a decline in the manufacturing workforce could further exacerbate supply chain challenges. Increasing cost and availability of labor and inflation have also contributed to supply chain disruptions and higher construction and operating costs. Higher than anticipated costs in the future could have an adverse impact on our business, financial condition, results of operations, liquidity, and cash flows.

Our future success is dependent on our ability to attract and retain sufficient qualified personnel to meet our business needs and to identify and develop talent, and failure to do so could adversely impact our operations.

Our future success will depend on our ability to continue to attract and retain highly qualified personnel, particularly in light of increases in our workforce over the next few years that we anticipate will be needed to meet the expected growth of our business. We compete for such personnel with many other companies, both in and outside our industry, as well as government entities and other organizations. Our workforce strategy to attract, develop, reward and retain a qualified workforce includes a market competitive total reward strategy along with strengthening and targeting recruiting efforts, upskilling supervisors, increasing customized talent development offerings and succession planning for critical roles to retain key talent and build succession strength for future leadership roles. However, we may not be successful in retaining our current personnel or in hiring or retaining qualified personnel, particularly in certain highly technical or specialized roles, in the future. In addition, we have incurred, and may continue to incur, increased costs in order to remain a competitive employer in a highly competitive labor market. Further tightening of the labor markets may adversely affect our ability to attract new personnel and retain existing personnel, which could adversely impact our operations. In addition, because of our reliance on the expertise of our senior management team, our future success depends in part on our ability to identify, retain and develop talent to succeed our senior management. Senior management succession planning is, and we expect it will continue to be, critically important to the successful implementation of our strategies.

As of December 31, 2024, approximately 15% of our employee population is retirement eligible and approximately 25% of our employee population, excluding interns, has worked with us for less than three years. Failure to adequately replace those retiring employees and transfer significant internal historical knowledge and expertise to new employees may adversely affect our business operations. In addition, limited availability of contract resources, could cause the cost of contract labor to rise.

Our revenues and results of operations are seasonal and significantly impacted by weather conditions and other electricity usage drivers.

A significant portion of our revenues is derived from rates that we collect from REPs based on the amount of electricity we distribute to end-use customers on behalf of such REPs. Deliveries of electricity to residential and commercial customers are influenced by time of year, fluctuations in temperature and other weather conditions. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer season. Unusual weather patterns, including as a result of climate change or other factors, could significantly impact revenues.

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

Our costs or share of the costs of providing pension and OPEB benefits and related funding requirements are dependent upon numerous factors, many of which are outside our control, assumptions and estimates and are subject to changes, including the market value of the assets funding the pension plans and OPEB plans and future benefit costs for pension plans and OPEB plans. Benefits costs and related funding requirements could also increase or decrease due to changes in employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, mortality assumptions, expected and actual earnings on plan assets, general interest rates, and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Significant unplanned increases in benefit costs could have an adverse impact on our financial condition, results of operations, and/or cash flows.

PURA provides for our recovery of pension and OPEB costs related to the regulated utility service of our employees as well as certain employees of our former affiliates, and we are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts in these regulatory assets are ultimately subject to regulatory approval, and disallowance of any of these regulatory assets could have an adverse effect on our financial condition, results of operations and/or cash flows. At December 31, 2024 and 2023, we had recorded net regulatory assets (after taking into account related regulatory liabilities) totaling $242 million and $291 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income. See Note 2 to Financial Statements for further information regarding these regulatory assets.

We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.

We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Additional equity or debt capital may be required to complete any acquisition. In addition, any acquisition may be structured in such a manner that could result in the assumption of secured or unsecured debt and other liabilities. Any such transaction may require PUCT and other regulatory approvals. An acquisition may involve risks relating to the combination of assets and facilities, the diversion of management’s attention and the impact on our credit ratings or ratings outlook.

Insufficient electricity generation within the ERCOT market or disruptions at power generation facilities that supply power within the ERCOT market could interrupt and/or negatively impact our transmission and distribution services.

The electricity we transmit and distribute to REPs, electricity distribution companies, electric cooperatives and municipally-owned utilities is obtained by these entities from electricity generation facilities. We do not own any generation facilities. The amount of electricity generated and the mix of generation resources within the ERCOT market is not within our control. Electricity demand in ERCOT has increased in recent years and is expected to continue to increase. Projected load growth across the ERCOT system could, if not sufficiently addressed through system design and reliability measures, negatively impact electric infrastructure reliability and potentially cause system-wide stresses. In December 2024, ERCOT released a study forecasting over 150,000 MW of peak summer demand for 2030, compared to the current record of 85,508 MW set in the summer of 2023, and noted an expected supply deficit to meet this demand under current planning assumptions. Demand may be further increased during periods of extreme weather, such as during hotter than normal temperatures and prolonged cold temperatures. In November 2024, NERC issued its winter reliability assessment and noted the risk of reserve shortage for the 2024-2025 winter season in the ERCOT market remains elevated due primarily to robust load growth that continues to surpass growth in dispatchable resources. In the event insufficient electricity generation or stresses on the system result in power outages, public perception of our industry as well as economic development in ERCOT could be adversely impacted. In addition, if electricity generation is disrupted or if electricity generation is inadequate, our electricity delivery services may be diminished or interrupted, which could have an adverse impact on our reputation, results of operations, financial condition, and cash flows. In addition, we are subject to ERCOT directives with respect to the flow of power on the electric grid. In the event of extreme weather or other emergency events that impact power availability within the ERCOT market, ERCOT could require us to reduce demand on the grid. If we are required by ERCOT to institute outages, it could negatively impact our reputation, our revenues from transmission and distribution services may be diminished or interrupted, and our results of operations, financial condition and cash flows may be materially and adversely affected.

The growth of DER and similar technologies or actions that decrease demand or consumption of electricity we deliver may significantly adversely impact us, including by limiting future infrastructure investments and reducing our ability to timely recover the cost of our investment in, and earn a reasonable return on, our electricity delivery facilities.

The electric industry is undergoing significant technological change, particularly regarding development and availability of DER, alternatives to traditional transmission and distribution solutions such as distributed generation (including solar panels and microgrids), batteries and other energy storage, energy efficiency technologies, demand response technologies (such as electric vehicle-to-grid or vehicle-to-home solutions) and other grid management solutions. Research and development activities are ongoing to improve existing and alternative technologies and services to produce and store electricity, and it is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will make these technologies more attractive to customers than relying on traditional sources of electricity. Such changes in technology, as well as public perception of DER and legislation or regulations relating to DER, could also alter the channels through which retail customers buy and receive electricity. For instance, the PUCT has instituted various projects reviewing the regulatory framework regarding DER and other non-traditional technologies, and it has approved the participation of aggregated DERs in the wholesale electric market. Aggregated DERs are customer DERs aggregated by a REP that coordinates the operation of those customers’ individual devices to collectively reduce demand on the grid or export power to the grid under an ERCOT instruction. Aggregated DERs are aggregated by a REP that coordinates the operation of those customers’ individual devices to collectively reduce demand on the grid or export power to the grid under an ERCOT instruction. As DER usage continues to grow, it could reduce the amount of or alter the nature of electricity delivery usage and demand on our system, complicate the operation of our delivery system (such as by increased multi-directional power flow), negatively impact the reliability of our system, or make investments in transmission and distribution infrastructure less desirable. Regulatory decisions made with respect to DER, including with respect to ERCOT market rules and transmission and distribution utilities’ ability to invest in non-traditional electricity delivery solutions, could adversely impact our costs, revenues, and operations. To the extent DER controlled by entities other than Oncor (including behind the meter alternatives and private use networks) become a more cost-effective or otherwise preferred option for certain customers, our revenues, financial condition, results of operations, cash flows, capital expenditures, and business prospects could be materially adversely impacted. Additionally, under the existing regulatory framework, DER usage could force us to spread costs over fewer customers, thereby increasing costs for those that do not have DER.

Also, electricity demand and usage could be reduced or modified by advances in technology that lower or alter the demand for electricity, governmental actions to require or incentivize reductions in electricity consumption, and other conservation or customer demand management efforts, which, absent regulatory changes related to how Oncor recovers investments in rates, could likewise significantly reduce our ability to timely recover the cost of our investment and earn a reasonable return on our electricity delivery facilities, lead to more frequent comprehensive base rate reviews to recover costs, and increase the risks related to rate regulation. Effective energy conservation or demand management by our customers could result in significantly reduced electricity demand and usage, or significantly slow the growth in demand and usage. Such a reduction, absent regulatory changes related to how Oncor recovers investments in rates, could materially adversely impact our revenues, financial condition, results of operations and cash flows.

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

We may not be successful in our adoption of AI, which could adversely affect us.

We currently use AI in limited contexts and are exploring additional uses of AI, including generative AI, and its ability to enhance our operations. There are significant risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance our operations or be beneficial to our business. For example, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, new or amended laws, rules, directives, and regulations governing the use of AI, litigation, ethical concerns, negative public perception, or other complications that could adversely affect our business, reputation, or financial results. Similarly, as AI continues to evolve, we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require, which could also adversely affect us. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from the adoption of AI initiatives.

Goodwill that we have recorded on the balance sheet is subject to at least annual impairment testing, and as a result, we could be required to write off all or a portion this goodwill, which may adversely impact our reported financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is tested for impairment annually, or more frequently if certain conditions exist. Any impairment of all or a portion of the value of goodwill will result in a charge against current earnings, which may adversely impact our reported financial condition and results of operations. See

Note 1 to Financial Statements for more information on our goodwill impairment assessment and testing.

Risks Related to Financial and Market Matters

Adverse actions with respect to our credit ratings or ratings outlook could negatively affect our cost of debt and our ability to access capital.

Our access to U.S. and foreign capital and credit markets and our cost of debt could be directly affected by changes in our credit ratings or ratings outlook. Regulatory or legislative actions (particularly any affecting our ability to recover costs or earn an adequate return), changes in our financial performance, our capital expenditures plan, liquidity needs, extreme weather events and wildfires, as well as unfavorable conditions in the capital and credit markets, among other things, could result in credit agencies changing our credit ratings or ratings outlook. In addition, specific regulatory decisions with respect to us or other utilities comparable to us could also have an impact on our credit ratings or ratings outlook. For example, rating agencies have noted that in Texas, regulators have mandated equity ratios significantly lower than the national average for rate-making purposes and this reflects unfavorably in our credit metrics. Any adverse action with respect to our credit ratings or ratings outlook could generally cause debt issuance and borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our Credit Facilities also provide that interest rates charged for borrowings and commitment fees on undrawn amounts may be adjusted based on our credit ratings.

In addition, most of our large suppliers and counterparties require an expected level of creditworthiness. If there is an adverse action with respect to our credit ratings or ratings outlook, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us. In addition, if there is any adverse action with respect to our credit rating or ratings outlook which causes our borrowing costs to increase, we may not be able to recover such increased costs if they exceed our cost of debt as approved by the PUCT in our most recent base rate review or subsequent base rate reviews.

Our credit ratings are currently higher than those of Sempra, our indirect majority equity owner. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings or ratings outlook could decline. Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings or ratings outlook in response to activities involving financing and liability management activities by our indirect majority equity owner.

Market volatility may impact our business and financial condition in ways that we currently cannot predict.

Because our business is capital intensive, we expect to rely on access to U.S. and foreign financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows, our Credit Facilities, our CP Program, or our AR Facility. It is likely we will incur additional debt in connection with our large capital expenditure projections, which include continuing significant investments in transmission and distribution infrastructure. Our ability to access the capital, credit, or commercial paper markets may be severely restricted, or limited entirely, due to market conditions at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. Any such adverse market conditions could be due to circumstances completely outside of our control, such as a recession, depressed economic conditions, interest rates, political instability, pandemics, inflation, war, terrorism, sanctions, bank failures, or extreme volatility. In addition, the cost of debt financing may be materially and adversely impacted by changes in general interest rates. In 2024, we saw increased borrowing costs continue due to elevated interest rates. Disruptions in the banking sector could increase the cost of capital and reduce our access to capital, lines of credit, and certain financing options. Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our cost of debt as approved by the PUCT in our most recent base rate review or subsequent base rate reviews, which could adversely affect our earnings and cash flows. The PUCT-approved cost of debt in our most recent base rate review, which was based on a 2021 test year and is reflected in our current base rates, is lower than our actual average cost of debt for the year 2024. We do not anticipate a change in our PUCT-approved cost of debt prior to a subsequent base rate review proceeding. Fluctuations in actual market returns, as well as changes in general interest rates may also result in increased or decreased employee/retiree benefit costs in future periods. Additionally, disruptions in the financial markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, slowing growth in our service territory, payment defaults by REPs or other customers, or failure by our suppliers to perform their contractual obligations, which could have a negative impact on our revenues, financial condition or results of operations, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

We use derivative instruments to manage our interest rate exposure related to our forecasted issuances of debt and foreign currency exchange rate exposure on our foreign currency denominated debt. Derivative contracts entered into for hedging purposes might not offset the underlying exposure being hedged as expected, particularly during periods of market volatility, resulting in financial losses. We could also recognize financial losses if a counterparty fails to perform its obligations under the derivative instrument. While these risks are managed through a risk management strategy, that strategy may not work as planned and we cannot entirely eliminate the risks associated with these activities. See Note 11 to Financial Statements for additional information regarding derivative financial instruments.

Our ring-fencing measures may not work as planned, which may result in a bankruptcy court subjecting Oncor to the claims of its affiliates’ creditors.

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of Sempra or any of its affiliates or any other direct or indirect owners of Oncor or Oncor Holdings or their affiliates in connection with a bankruptcy of any such entities. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation is appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that is subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the affiliated entity that is a debtor in bankruptcy and subject to the same substantive consolidation order. If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor’s assets. See “Items 1. and 2. Business and Properties—Ring-Fencing Measures” for additional information on our ring-fencing measures.

In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.

Our operations are capital intensive. We expect to rely on access to U.S. and foreign financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows, our Credit Facilities, CP Program, or our AR Facility. We have also historically retained earnings that could have been distributed to our members and invested them in the business. In addition, we have regularly received capital contributions from our members and expect to continue to seek member capital contributions in the future. However, our LLC Agreement provides that no member may be required to make any additional capital contributions to us.

The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates. Accordingly, there can be no assurance that the capital, credit, and commercial paper markets will continue to be a reliable or acceptable source of short-term or long-term financing for us. Additionally, we may not be able to access favorable financing products as a result of our governance structure, including the terms of our LLC Agreement. Our access to the capital, credit, and commercial paper markets, our Credit Facilities and AR Facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

•changes in U.S. and foreign financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•perceived risks related to the industry in which we operate;

•additional reforms in regulatory and/or legislative policies impacting the industry in which we operate;

•economic weakness in the ERCOT market;

•changes in interest rates;

•a deterioration of our credit or a reduction in our credit ratings or ratings outlook;

•a deterioration of the credit or insolvency or financial distress of one or more lenders under our Credit Facilities or our AR Facility that affects the ability of the lender(s) to make loans to us;

•a deterioration of the credit of Sempra or its affiliates (other than the Oncor Ring-Fenced Entities) or a reduction in the credit ratings or ratings outlook of Sempra or such affiliates that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from Sempra and such affiliates;

•changes that impact accounts receivables from REPs and related rights resulting in a change to eligible receivables under our AR Facility;

•a material breakdown in our risk management procedures; or

•restrictions on our ability to issue CP Notes or access our Credit Facilities or our AR Facility.

We are also subject to certain limitations on our ability to incur indebtedness. We are required to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Currently, our authorized regulatory capital structure set by the PUCT is 57.5% debt to 42.5% equity. At December 31, 2024, our regulatory capital structure was 56.1% debt to 43.9% equity. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure and we are able to issue future long-term debt only to the extent that such issuance would not cause our regulatory capital structure to exceed the authorized regulatory debt-to-equity ratio. In addition, certain of our debt agreements contain debt-to-capital ratio covenants that effectively limit our ability to incur indebtedness in the future.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C.CYBERSECURITY

Maintaining a robust cybersecurity strategy to safeguard and protect the confidentiality, integrity and availability of our critical infrastructure assets as well as all other information systems and the information residing in them is critically important to our business. We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, ransomware attacks, social engineering attacks, hacktivism and potential insider threats. In addition to the cybersecurity threats faced by any business with a cyber presence, as an owner and operator of critical infrastructure assets, we are subject to cybersecurity threats from domestic and foreign threat actors who wish to disrupt our electricity delivery operations and/or the ERCOT bulk power grid. With an ever-increasing share of our operational and administrative activity being dependent on our information systems, we strive to create a company-wide culture of cyber safety that continually monitors risk.

Our Cybersecurity Strategy

Our cybersecurity strategy is built on “defense-in-depth” as recommended by the National Institute of Standards and Technology. We have processes in place to identify, assess, and manage material risks from cybersecurity threats. We have developed and implemented, and we continue to develop and implement, protective measures to reduce risk, manage incidents, and sustain our security posture. For example, in our efforts to lower the risk of ransomware attacks, we have increased our cybersecurity operations by strengthening our defense-in-depth approach to protections and controls, operational resiliency, cyber hygiene and monitoring. Specific steps include tool deployments to mitigate ransomware threats and impacts, as well as implementation of practices and enhancements to minimize the risk of ransomware launching and spreading across the organization. These efforts also include the ongoing identification, review and mitigation of vulnerabilities to our owned or operated systems. An additional protective measure to reduce risk with respect to the unauthorized access to confidential and sensitive data in Oncor’s possession includes our data risk management (DRM) program. Our DRM program focuses on data loss prevention, including as the result of unauthorized access or acquisition, by taking proactive steps to limit confidential and sensitive information from being managed or distributed electronically in an unsecure manner. Led by our executive leadership team, as well as a governance committee and operational stakeholders, our DRM group provides formal guidance, including policies and standards, to reduce our data risk. We continue to participate, review, assess and adjust our mix of activities to improve our grid operations, digital perimeter security and information security. For example, we are evaluating and implementing additional governance focused defensive measures as a result of new National Institute of Standards and Technology guidance.

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

In accordance with our policies and procedures, we investigate any technological, computer, or network security event or incident within our networks or involving confidential and sensitive data maintained by Oncor, including events or incidents involving third-party vendors that interface with our networks or otherwise hold confidential and sensitive data maintained by Oncor. With respect to certain of our third-party vendors, we may also require such third-party vendors to notify us of any cybersecurity incidents and/or vulnerabilities that may impact our operations or involve confidential and sensitive data maintained by Oncor. Multiple security operations centers monitor our digital environment at all times for anomalies, threats, and indicators of compromise. We have a variety of tests performed by internal and external parties related to the integrity of our networks, cyber protections and policies and procedures. Third-party and internal security testing of our network, applications, perimeter, physical equipment and other areas of security are used to test cybersecurity readiness. When a cybersecurity threat either newly materializes or escalates, we elevate communication both internally and externally to ensure situational intelligence is both known and shared to help in defending against that threat.

We are also subject to mandatory and enforceable regulatory standards for critical infrastructure protection, which include cybersecurity-related standards. We are subject to periodic audits by Texas RE of our compliance with critical infrastructure protection standards. In addition, we are required to file an emergency operation plan with the PUCT, including our procedures relating to addressing cyber incidents.

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

We believe that cyber safety is everyone’s responsibility at Oncor. We take proactive steps to train, re-train, educate and test our workforce on cyber safety practices and work to strengthen the cyber community within our company. We require an annual cybersecurity training of all credentialled individuals, and each year we hold an annual cyber awareness month, which includes informational events, speakers and additional training resources to increase our workforce’s engagement in cyber safety.

While we have not experienced a cybersecurity incident to date that has had a material impact on Oncor, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. Our third-party vendors have been subject, and will likely continue to be subject, to acts that disrupt or attempt to disrupt the services they provide to us. Our technology team works to evaluate third-party solutions purchased, implemented or upgraded to ensure they meet our cybersecurity requirements. Threat actors could also attempt to use our third-party vendors as a conduit to attack us. We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of third-party vendors. See “Item 1A. Risk Factors—Risk Related to Our Business and Operations—Cyber-attacks on us or our third-party vendors could disrupt business operations, initiate the loss or disclosure of critical operating or confidential data, have an adverse impact on our reputation, and expose us to significant liabilities.” A future cybersecurity incident could potentially have a material impact on our business, operations and financial condition. In addition, non-compliance with electric industry specific regulations or violation of laws could have financial penalties, as well as impact our reputation, which could materially impact our results of operations or financial condition. Cybersecurity risk has also contributed to, and is expected to continue to contribute to, increased capital expenditures and operation and maintenance expenses, including as a result of the need for additional hardware, software, equipment, personnel, training and third-party service providers, as well as increased cyber insurance costs.

Our Cybersecurity Team

Our management is responsible for assessing, managing and mitigating all risks relative to our business, including material risks from cybersecurity threats. Within our management team, assessment, management, and mitigation of cybersecurity threats is primarily overseen by our technology group, which has extensive experience in cybersecurity, technology, and digital grid operations. Our technology group is led by Joel Austin, our senior vice president and chief digital officer, and Malia Hodges, our senior vice president and chief information officer. Mr. Austin has over 35 years of technology operations, utility industry, and leadership experience, including more than 16 years of cybersecurity oversight experience. Ms. Hodges has 26 years of technology operations, utility industry, and leadership experience, including seven years as our chief information officer, with responsibility in that role for management of Oncor’s technology function, including cybersecurity. Both Mr. Austin and Ms. Hodges are long-time members of the Edison Electric Institute security and technology policy committee, which focuses on working with federal agencies on cybersecurity risks relevant to the electric industry. Mr. Austin has testified on cybersecurity issues facing the State of Texas and the electric utility industry in front of multiple Texas legislative sub-committees and been asked to discuss cybersecurity risks with members of the U.S. Congress. Mr. Austin and Ms. Hodges also work closely and regularly with PUCT staff and PUCT commissioners on cybersecurity risks and mitigations. We also have a designated chief information security officer who has over 43 years of experience in cybersecurity, a master’s degree in cybersecurity and a doctorate degree in cybersecurity/information assurance. Within our technology group, we maintain a dedicated cybersecurity group and 24/7/365 team that responds to and protects against cybersecurity risks. Our collective cybersecurity staff consists of a group of employees and contractors located inside and outside the state of Texas with a wide range of specialized skills and experience, including through service in the U.S. military and federal agencies, cybersecurity-related certifications, membership and advisory and board positions with industry groups and non-profit organizations focused on cybersecurity, and training in the cyber defense tools and methods we deploy, as well as various higher education degrees related to cybersecurity.

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

Our senior leadership team, which includes Mr. Austin and Ms. Hodges, has established a risk management framework to actively manage, mitigate and report on the various risks faced by Oncor. Pursuant to that framework, as frequently as necessary, but not less than quarterly, members of our senior leadership team and additional members of management meet to review and assess various operational, functional, legal and other types of risks facing the company, including risks related to cybersecurity. Discussions at these risk management forums include mitigation strategies and actions to provide oversight and assign responsibility for ongoing treatment and monitoring each specific risk. Risk management information collected at these meetings is then distributed at least quarterly to the Audit Committee of our board of directors and/or our full board of directors. Our risk management efforts, including risks related to cybersecurity, are reported on to the Audit Committee and/or the full board of directors at least quarterly. Mr. Austin and Ms. Hodges also provide separate written reports on cybersecurity risks and activities to both the Audit Committee and the full board of directors, with specific discussion time devoted to cybersecurity at the Audit Committee and/or the full board of directors at least quarterly.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2024, 80.25% of our membership interests were held by Oncor Holdings and 19.75% were held by Texas Transmission. For information on beneficial ownership of our membership interests, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” None of the membership interests are publicly traded, and none were issued by Oncor in 2024.

See Note 8 to Financial Statements for a description of cash capital contributions and distributions between us and our members.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and the notes to those statements as well as “Item 1A. Risk Factors.”

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts in the tables in the following discussion and analysis are stated in U.S. dollars in millions unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company. We operate the largest transmission and distribution system in Texas, delivering electricity to more than 4.0 million homes and businesses and operating more than 144,000 circuit miles of transmission and distribution lines at December 31, 2024, all with a focus on safety, reliability, and affordability. For more information on our business, see “Items 1. and 2. Business and Properties.”

Ring-Fencing Measures

We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests. Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors being comprised of a majority of Disinterested Directors. As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings. We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see “Items 1. and 2. Business and Properties—Ownership Structure and Ring-Fencing Measures.”

Significant Activities and Events

Regulation and Rates — See “—Regulation and Rates” below for a discussion of our system resiliency plan filing (PUCT Docket No. 56545) and our comprehensive base rate review (PUCT Docket No. 53601).

Capital Tracker Proceedings — See Note 2 to Financial Statements for a discussion of significant PUCT matters, including applications for interim DCRF and TCOS rate updates.

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

Regulation, Rates and Cost Recovery

The rates we charge for our electricity delivery services are set pursuant to tariffs approved by the PUCT and certain cities and, in the case of transmission service related to limited interconnections to other markets, the FERC. Our rates are subject to regulatory rate-setting processes and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated historical test year, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT in a base rate review will judge any of our costs, including invested capital and costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. For example, in 2023 we recorded a charge against net income for a write-off of certain rate base disallowances in our most recent comprehensive base rate review proceeding. The levels and timing of any approved recovery could also significantly differ from our requests. In addition, since rate recovery requests are made after spend on investment-related costs and operating costs have occurred, there is no assurance that our rates will produce recovery of our costs in line with amounts spent after test year periods and/or the full return on invested capital allowed by the PUCT, particularly during periods of increased capital spending by us, high inflation, increases in general interest rates, increases in insurance premiums or other situations resulting in increased costs incurred by us after our most recent base rate review.

We are required by PUCT rules to file a comprehensive base rate review within four years of the last order in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. Pursuant to these rules, our next comprehensive base rate review is required to be filed by June 2027. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that deadline. We are currently contemplating filing a base rate review later this year.

In between base rate reviews, we are eligible to file interim DCRF and TCOS rate adjustment applications that help shorten the regulatory lag associated with recovery of transmission and distribution investments through regulated rates. These capital trackers allow us to recover, subject to reconciliation, the cost of certain transmission and distribution investments before the investments are considered for prudency in a base rate review. Under PUCT rules, we can file up to two interim DCRF rate adjustment applications in a year for certain distribution-related investments and up to two interim TCOS rate adjustment applications in a year to reflect changes in certain transmission-related investments. These interim rate applications are subject to a regulatory proceeding and PUCT approval, and we can make no assurance that they will result in full cost recovery or be timely approved. In addition, while these interim rate adjustments help reduce the effects of regulatory lag, they do not fully eliminate the regulatory lag between when a capital investment goes into service and when we begin to start recovering the costs of such investment in rates. Investments included in these capital trackers are also subject to prudence review by the PUCT in the next comprehensive base rate review following such adjustments, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included in an interim rate adjustment.

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

The rate-setting and cost-recovery process is intended to provide revenues to recover the cost of providing electricity delivery service and a return on and recovery of our investment in rate base assets. As a result, management closely monitors our regulatory rate base and the capital expenditure budget which historically has increased our rate base. Our capital expenditure projections through 2029 are largely tied to expected continued ERCOT growth, particularly in our service territory and transmission footprint, as well as customer transmission interconnection projects and measures to maintain reliability on the system. The amounts we earn, particularly with respect to retail delivery services, are heavily impacted by the amount of electricity we deliver. Management monitors various drivers that could impact electricity consumption or demand on our system. Such drivers include weather, premise growth, ERCOT electricity demand growth, customer transmission interconnection requests, number of end use customers, and average customer usage and demand. In recent years, ERCOT has seen increasing population, business, and demand growth, and we expect growth in the number of customers we serve and volumes of electricity we deliver to continue as ERCOT growth continues. See “Items 1 and 2. Business and Properties—Oncor’s Market” for more information regarding ERCOT projected growth.

Except in certain instances, we are required to file an earnings report annually with the PUCT that includes our estimated regulatory rate base (representing total invested capital in service, as adjusted in accordance with PUCT rules) at the end of the previous calendar year. Our regulatory rate base as reported in these filings as of December 31, 2023 and 2022 was $23.1 billion and $20.7 billion, respectively. As calculated on a similar basis, our estimated regulatory rate base at December 31, 2024 was $26.6 billion. The increase in rate base in each of the last three years over each prior year reflects the significant capital investments we have made, and we expect rate base to continue to increase in 2025 and beyond based on Oncor’s anticipated capital investments. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information regarding our anticipated capital expenditures.

The incremental investments included in any calculation of regulatory rate base since the test year in our last base rate review (which test year was 2021 in our most recent base rate review) are subject to PUCT review in our next base rate review.

In addition to rate regulation and earnings oversight as discussed above, our business is subject to numerous other complex governmental regulations and legislation, which has materially impacted our business in the past and could materially impact our business in the future. In addition, public perception regarding us, our industry and our business priorities could influence regulations, administrative actions and legislation. See “Item 1A. Risk Factors—Risks Related to Regulatory and Legislative Matters” for further discussion of regulatory and legislative risks and “—Regulation and Rates” below for further information on legislative and regulatory matters.

Weather

Weather is a significant driver of distribution base revenues, as increased cooling and heating needs generally result in higher electricity consumption. As a result, management closely monitors weather and its potential impact on our financial performance. The exact amount of revenue variation due to weather is difficult to measure due to other electricity usage drivers that contribute to revenues. With continued growth in our transmission and distribution system and unusual weather patterns, including those that may be impacted as a result of climate change and other factors, we cannot predict how much the variation to our distribution base revenues due to weather could be in the future. See “—Results of Operations” below for information on volumes of electricity delivered, heating and cooling degree days and a discussion of distribution base revenues and revenues contributing to earnings and “Item 1A. Risk Factors—Risks Related to Our

Business and Operations—Our revenues and results of operations are seasonal and significantly impacted by weather conditions and other electricity usage drivers.”

Significant storms and other emergency events that cause extensive damage on our system or affect electric capacity in the ERCOT market could result in unexpected challenges, including negative public perception, disruptions in our ability to provide electricity delivery services, regulatory and legislative actions, and increased maintenance expenses or capital expenditures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Severe weather, natural disasters and other related phenomena have in the past and could in the future have a material adverse effect on our business, financial condition, results of operations and cash flow, and climate change could make such phenomena more prevalent and unpredictable” for discussion of the potential impact significant storms could have on our business. Storm related costs are generally recorded as a regulatory asset and our ability to recover any amounts included in those regulatory assets in rates as well as the time period for such recovery is subject to PUCT review and approval.

Capital Availability and Cost

Our business is capital intensive and we expect to rely on access to financial markets as a significant source of funding. Our access to the capital, credit, or commercial paper markets and cost of any such debt could be directly affected by our credit ratings, ratings outlook and financial market conditions. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our credit ratings are currently higher than those of Sempra. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could change. We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Adverse actions with respect to our credit ratings or ratings outlook could negatively affect our cost of debt and our ability to access capital,” and “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—In the future, we could have capital needs that could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.”

In addition, we may be unable to recover in rates some or all of the costs of any such debt financing if they exceed our cost of debt approved by the PUCT in our most recent base rate review or subsequent base rate reviews, which could adversely affect our earnings and cash flows. The PUCT-approved cost of debt of 4.39% in our most recent comprehensive base rate review, which was based on a 2021 test year, is reflected in our current base rates and is lower than our actual average cost of debt for the 2024 fiscal year. In 2024, we saw increased borrowing costs due primarily to increases in debt outstanding and to increases in general interest rates. We do not anticipate a change in our PUCT-approved cost of debt prior to a subsequent base rate review proceeding.

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

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement, as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our income tax returns, as well as the STH Texas margin tax returns in which we are consolidated filers, are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination. There were no significant changes in estimates or assumptions in the accounting for the effects of income taxes during 2024.

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

For our annual goodwill impairment testing as of October 1, 2024, we elected to make a qualitative assessment of whether it is more likely than not that our estimated enterprise fair value is less than our enterprise carrying value. We concluded that our estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no quantitative assessment for impairment was required and no impairment was recognized in 2024.

Goodwill totaling $4.740 billion was reported on our balance sheet at each of December 31, 2024 and 2023.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of our former affiliates whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of the Texas electric market in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 9 to Financial Statements. We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Accordingly, we recognize (principally as a regulatory asset or property) additional recoverable pension and OPEB costs consistent with PURA. Net regulatory assets related to our pension and OPEB costs decreased $49 million during 2024. Amounts deferred are ultimately subject to regulatory approval.

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

RESULTS OF OPERATIONS

Operating Data

	Years Ended December 31,
	2024	2023	2022
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	74.7	70.0	75.0
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.0	1.2
Customer Average Interruption Duration Index (CAIDI) (non-storm)	69.8	70.7	63.5
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,046	3,969	3,896
Residential system weighted weather data (b):
Cooling degree days	2,071	2,268	2,204
Heating degree days	610	608	971
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	46,444	47,112	49,648
Commercial, industrial, small business and other	116,247	109,365	99,612
Total electric energy volumes	162,691	156,477	149,260

	Years Ended December 31,
	2024	2023	2022
Operating revenues:
Revenues contributing to earnings:
Distribution base revenues
Residential (c)	$1,477	$1,334	$1,215
Large commercial & industrial (d)	1,283	1,162	1,074
Other (e)	126	132	158
Total distribution base revenues	2,886	2,628	2,447
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	1,050	959	944
Billed to REPs serving Oncor distribution customers, through TCRF	574	539	528
Total TCOS revenues	1,624	1,498	1,472
Other miscellaneous revenues	112	109	112
Total revenues contributing to earnings	4,622	4,235	4,031

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,394	1,291	1,162
EECRF and other revenues	66	60	50
Total revenues collected for pass-through expenses	1,460	1,351	1,212
Total operating revenues	$6,082	$5,586	$5,243

________________

(a)SAIDI is the average number of minutes electric service is interrupted per consumer in a 12-month period. SAIFI is the average number of electric service interruptions per consumer in a 12-month period. CAIDI is the average duration in minutes per electric service interruption in a 12-month period. In each case, our non-storm reliability performance reflects electric service interruptions of one minute or more per customer. Each of these results excludes outages during significant storm events.

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

(c)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(d)Depending on size and annual load factor, distribution base revenues from large commercial & industrial customers are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior 11 months.

(e)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

Financial Results ─ Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Total operating revenues increased $496 million, or 9%, to $6.082 billion in 2024. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $387 million to $4.622 billion in 2024. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $258 million to $2.886 billion in 2024. The increase in distribution base revenues primarily reflects:

o$203 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$46 million increase due to a net higher distribution-related revenue component in base rates that took effect May 2023, and

o$45 million increase due to customer growth,

partially offset by

o$39 million decrease due to lower customer consumption primarily attributable to milder weather when compared to the prior period.

Distribution base rates are set periodically in a comprehensive base rate review docket. The base rates implementing the final order in PUCT Docket No. 53601 went into effect in May 2023. PUCT rules also allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per year between comprehensive base rate reviews to recover distribution investments and certain other related costs.

See the Interim DCRF Filings Table below for a listing of recent interim DCRF rate adjustment applications impacting revenues for 2024 and 2023, as well as filings anticipated to impact revenues for the year ending December 31, 2025.

Interim DCRF Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)
57707	December 2024 (b)	February 2025	May 2025 (c)	$108 (c)
56963	June 2024 (d)	August 2024	December 2024	$90
56306	December 2023 (e)	March 2024	July 2024	$81
55525	June 2023 (f)	September 2023	December 2023	$53
55190	December 2022 (g)	June 2023	September 2023	$153
51996	December 2020 (h)	April 2021	September 2021	$88

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of customer growth and prior applicable DCRF rate adjustments.

(b)Reflects distribution-related capital investments generally put into service during the period from July 1, 2024 through December 31, 2024.

(c)The 2025 second quarter-expected effective date and annual revenue impact are pending PUCT approval.

(d)Reflects distribution-related capital investments generally put into service during the period from January 1, 2024 through June 30, 2024.

(e)Reflects distribution-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2023.

(f)Reflects distribution-related capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

(g)Reflects distribution-related capital investments generally put into service during the period from January 1, 2022 through December 31, 2022.

(h)Reflects distribution-related capital investments generally put into service during the period from January 1, 2020 through December 31, 2020.

•An Increase in Transmission Base Revenues — TCOS revenues increased $126 million to $1.624 billion in 2024. The increase in TCOS revenues primarily reflects:

o$135 million increase due to increases in transmission billing units as a result of certain increases in average ERCOT peak-demand, and

o$9 million increase due to updated interim TCOS rates implemented in 2023 to reflect increases in invested capital,

partially offset by

o$18 million in lower revenues primarily due to the effects of a lower transmission-related revenue component included in base rates implemented May 2023.

TCOS revenues are collected from load serving entities benefitting from our transmission system. REPs serving customers in our service territory are billed through the TCRF mechanism discussed below, while other load serving entities are billed directly. PUCT rules allow utilities to file up to two interim TCOS rate adjustment applications in a year to reflect changes in their invested transmission capital.

Transmission billing units are updated to reflect certain changes in average ERCOT-wide peak electricity demand. We did not file an interim TCOS rate adjustment application in 2024, as a result of the increases in annual transmission billing units applicable in 2024.

See the Interim TCOS Filings Table below for a listing of recent interim TCOS filings impacting revenues for 2024 and 2023, as well as filings anticipated to impact revenues for the year ending December 31, 2025.

Interim TCOS Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)	Third-Party Wholesale Transmission Revenue Impact	Included in TCRF Revenue Impact
57610	December 2024 (b)	January 2025	March 2025(c)	$165 (c)	$106 (c)	$59 (c)
55282	June 2023 (d)	July 2023	September 2023	$42	$27	$15
53145	December 2021 (e)	January 2022	March 2022	$27	$17	$10

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments and changes in billing units.

(b)Reflects transmission-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2024.

(c)The 2025 first quarter-expected effective date and annual revenue impact are pending PUCT approval.

(d)Reflects transmission-related capital investments generally put into service during the period from January 1, 2022 through June 30, 2023.

(e)Reflects transmission-related capital investments generally put into service during the period from July 1, 2021 through December 31, 2021.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $3 million to $112 million in 2024. The increase in other miscellaneous revenues primarily reflects:

o$7 million in higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid that are billed at cost and provided in connection with our electricity delivery services pursuant to our tariffs, partially offset by

o$4 million in lower annual energy efficiency program performance bonus revenues approved in 2024 compared to 2023.

Revenues collected for pass-through expenses increased $109 million to $1.460 billion in 2024. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $103 million to $1.394 billion in 2024 due to higher third-party wholesale transmission service provider billings.

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

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $6 million to $66 million in 2024. The increase was primarily due to higher mobile generation rider revenues to cover mobile generation lease expenses and operation and maintenance expenses and higher rate case expense rider revenues to cover deferred rate case expense amortization, partially offset by lower EECRF revenues to cover energy efficiency program expenses. These revenues were generally offset in operation and maintenance expense.

EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year. Other revenues include amounts collected through the mobile generation rider, which is a reconcilable rate designed to recover mobile generation lease expenses and operation and maintenance expenses and is generally reviewed and approved by PUCT in our interim DCRF filing proceedings or mobile generation rider filing proceedings, and the rate case expense rider, which is a reconcilable rate designed to recover rate case expenses approved in our most recent comprehensive rate base review proceeding.

See the EECRF Filings Table below for a listing of recent EECRF filings impacting revenues for 2024 and 2023, as well as filings that will impact revenues for the year ending December 31, 2025.

EECRF Filings Table

PUCT Docket No.	Filed	EECRF Monthly Charge Effective Date	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus (b)	(Over)/Under- Recovery and Other
56682	May 2024	March 2025	$1.36	$55	$17	$-
55074	May 2023	March 2024	$1.23	$49	$21	$2
53671	May 2022	March 2023	$1.23	$52	$28	$3

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

(b)Performance bonuses are recognized at the time of PUCT approval of the EECRF, not the effective date of the EECRF rider.

Wholesale transmission service expense increased $103 million to $1.394 billion in 2024. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $143 million to $1.293 billion in 2024. The increase was primarily due to $50 million in higher labor and contractor related costs, $36 million in higher regulatory assets amortization, $33 million in higher insurance premium expenses, a $16 million increase in the accrual recovery amount for our self-insurance reserve as a result of base rates that went into effect May 2023 (which rates implemented a five-year regulatory asset amortization period for certain regulatory assets and an increased annual accrual recovery amount for our self-insurance reserve pursuant to the PUCT’s final order in our comprehensive base rate review), $16 million in higher vegetation management expenses and $3 million in higher costs related to materials and supplies, partially offset by a $10 million refund related to our sales tax audit settlement. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs and insurance premiums and related costs. In addition, we anticipate increased operation and maintenance expenses as part our system resiliency plan (PUCT Docket No. 56545), but we expect the incremental distribution-related operation and maintenance expenses under the system resiliency plan to be recovered in rates. For more information on our system resiliency plan filing, see “—Regulation and Rates—Matters with the PUCT—System Resiliency Plan (PUCT Docket No. 56545)”.

Depreciation and amortization increased $82 million to $1.060 billion in 2024. The increase was primarily attributable to ongoing investments in property, plant and equipment and higher depreciation and amortization rates as a result of implementing the final order in PUCT Docket No. 53601 in 2023. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Provision in lieu of income taxes netted to $206 million (including an $2 million benefit related to non-operating income) in 2024 compared to $177 million (including an $8 million benefit related to non-operating income) in 2023. The increase partially reflects the tax effects associated with the write-off of rate base disallowances in the first quarter of 2023.

The effective income tax rate was 17.5% and 17.0% for 2024 and 2023, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax. The prior year effective tax rate includes the effect of a refund in 2023 related to prior year amended federal income tax returns.

Taxes other than amounts related to income taxes increased $19 million to $571 million in 2024. The increase was primarily due to higher property taxes, higher payroll taxes and higher local franchise taxes payable by us to municipalities. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Other (income) and deductions - net was $32 million favorable in 2024 compared to 2023. The variance was primarily due to a $15 million favorable change in the value of certain compensation plan rabbi trust assets, which is generally offset in compensation expense, $13 million in lower reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, $10 million in higher AFUDC – equity income and $2 million in lower professional fees, partially offset by $8 million decrease in gains on sale of non-utility property.

Interest expense and related charges increased $117 million to $653 million in 2024. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

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

Net income increased $104 million to $968 million in 2024. The increase was driven by:

•overall higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oincreases in transmission billing units,

ocustomer growth, and

othe base rates that went into effect May 2023,

partially offset by

olower customer consumption primarily attributable to milder weather when compared to the prior period, and

•the write-off of rate base disallowances recorded in the first quarter of 2023,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

OTHER COMPREHENSIVE (LOSS) INCOME

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

In the fourth quarter of 2024, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of five-year senior secured notes. The hedges, which were designated as cash flow hedges, were terminated in November 2024 upon the issuance of $550 million aggregate principal amount of our 4.65% Senior Secured Notes due November 1, 2029, and a $1 million (approximately $1 million net of tax) settlement gain was reported in other comprehensive income or loss.

We previously entered into multiple interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the then-anticipated issuances of senior secured notes in the past. All of these hedges had been terminated as of December 31, 2024, with losses reported in other comprehensive income or loss. There was approximately $4 million of the amount reported in accumulated other comprehensive loss at December 31, 2024 related to the interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. At December 31, 2024, we recorded a $21 million fair value loss of the cross-currency swaps. The amount attributable to excluded components was $3 million ($2 million net of tax) and was reported in other comprehensive income or loss at December 31, 2024.

Defined Benefit Pension Plans

During the first quarter of 2023, we reclassified $20 million related to certain employee retirement liabilities previously recorded in regulatory assets to other comprehensive income or loss, as a result of the final order in our comprehensive base rate review disallowing rate recovery of those costs.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Operating Activities — The following items contributed to sources (uses) of cash related to operating activities:

Years Ended December 31,
2024 compare to 2023
Change in net income, adjusted for noncash items included in earnings	$256
Change in working capital accounts	66
Higher customer deposits	44
Lower payments for third-party wholesale transmission services	26
Change in over/under collected regulated revenues	14
Higher payments related to insurance premiums and related costs	(51)
Higher pension plans and OPEB Plans contributions	(85)
Change in self-insurance reserve, primarily storm related	(95)
Other	12
$187

Depreciation and amortization expenses reported in operating activities in the statements of consolidated cash flows were $173 million and $139 million more than the amounts reported in the statements of consolidated income in 2024 and 2023, respectively. The differences are due to certain regulatory asset amortization being reported as operation and maintenance expense in the statements of consolidated income in accordance with GAAP.

Financing Activities — The following items contributed to sources (uses) of cash related to financing activities:

Years Ended December 31,
2024 compare to 2023
Higher net borrowings	$122
Higher contributions from members	759
Higher distributions to members	(201)
$680

Investing Activities — The following items contributed to sources (uses) of cash related to investing activities:

Years Ended December 31,
2024 compare to 2023
Higher capital expenditures	$(859)
Sales tax audit settlement refund classified as investing activity	56
Lower proceeds from disposal of assets and others	(6)
$(809)

Long-Term Debt-Related Activities in 2024

At December 31, 2024, our long-term debt excluding unamortized discount, premium and debt issuance costs, but including the remeasurement adjustment related to the Euro Notes, totaled an aggregate principal amount of $15.393 billion, an increase of $1.948 billion over the $13.445 billion aggregate principal amount of long-term debt excluding unamortized discount, premium and debt issuance costs outstanding at December 31, 2023.

Long-term debt outstanding at December 31, 2024 consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility. See Note 6 to

Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes in 2024:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
5.00% Senior Notes, Series F, due May 1, 2029 (a)	April 24, 2024	$100
5.49% Senior Notes, Series G, due May 1, 2054 (a)	April 24, 2024	50
3.50% Euro Notes due May 15, 2031 (b)(c)	May 21, 2024	542
5.55% Senior Notes due June 15, 2054 (c)	June 21, 2024	750
4.65% Senior Notes due November 1, 2029 (c)	November 13, 2024	550
Total senior secured notes issued in 2024		$1,992

____________

(a)Issued under a note purchase agreement entered into in March 2024 with the purchasers named therein.

(b)On May 21, 2024, we issued the Euro Notes. Our euro-denominated fixed-rate payment obligations under the Euro Notes were effectively converted to U.S. dollar-denominated fixed-rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange risk associated with the interest and principal payments on the Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the Euro Notes at maturity will be $542 million and the all-in U.S. dollar fixed-rate coupon on the Euro Notes is 5.371%.

(c)Issued under an existing indenture.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2024, the amount of available bond credits was $2.931 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $6.233 billion. See Note 6 to Financial Statements for a listing of all of our fixed rate senior notes secured by the Deed of Trust.

Senior Secured Notes Repayment — In June 2024, we repaid in full at maturity the $500 million aggregate principal amount of our 2.75% Senior Secured Notes due June 1, 2024, plus accrued and unpaid interest on such notes.

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

At December 31, 2024, the borrowing base for the AR Facility was $500 million and no borrowings were outstanding under the AR Facility.

The following table summarizes the borrowings and repayments under our AR Facility in 2024:

Borrowing (Repayment) Amounts
Balance at December 31, 2023	$-
Borrowing on January 30, 2024	300
Borrowing on April 29, 2024	100
Repayment on May 21, 2024	(400)
Borrowing on June 27, 2024	140
Borrowing on August 30, 2024	235
Borrowing on September 30, 2024	125
Repayment on November 13, 2024	(500)
Balance at December 31, 2024	$-

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

The following table summarizes the activity under the $500M Credit Facility in 2024:

Borrowing (Repayment) Amounts
Borrowing on February 28, 2024	$220
Borrowing on March 28, 2024	280
Repayment on December 30, 2024	(20)
Balance at December 31, 2024	$480

Long-Term Debt-Related Activities in 2025

Issuance of Senior Secured Notes Under Indenture — On January 14, 2025, we issued $100 million aggregate principal amount of our 4.65% Senior Secured Notes due 2029 (the New 2029 Notes). The New 2029 Notes constitute an additional issuance of our 4.65% Senior Secured Notes due 2029, $550 million of which we previously issued on November 13, 2024 and are currently outstanding.

Subsequent Borrowing under AR Facility — On January 30, 2025, we borrowed $300 million aggregate principal amount under the AR Facility.

Issuance of 2025 NPA Notes — On January 30, 2025, we issued $250 million aggregate principal amount of 5.15% Senior Secured Notes, Series H, due May 1, 2029 (the Series H Notes). The Series H Notes were issued pursuant to the Note Purchase Agreement, dated January 30, 2025, between Oncor and the purchasers named therein (2025 NPA). The 2025 NPA provides for, subject to the satisfaction of the certain customary closing conditions specified therein, our future issuance of $150 million aggregate principal amount of 5.59% Senior Secured Notes, Series I, due May 1, 2034 (the Series I Notes) on or prior to February 28, 2025. Collectively, the Series H Notes and the Series I Notes are referred to as the 2025 NPA Notes. See Note 6 to Financial Statements for more information on the 2025 NPA and the 2025 NPA Notes.

$1B Credit Facility — On February 20, 2025, we entered into an unsecured revolving $1B Credit Facility. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2028. The $1B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $1B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 6 to Financial Statements for more information on the $1B Credit Facility.

2025 Notes Redemption — On February 12, 2025, the trustee under the indenture governing our 2.95% Senior Secured Notes due 2025 (2025 Notes) delivered a notice of redemption on our behalf to the holders of our outstanding 2025 Notes. The 2025 Notes mature on April 1, 2025. The notice provides that we will redeem the entire $350 million aggregate principal amount outstanding of the 2025 Notes. The redemption date will be March 14, 2025 and the redemption price will be equal to 100% of the principal amount of the 2025 Notes, plus accrued interest to, but not including, the redemption date. Upon the redemption of the 2025 Notes, none of the 2025 Notes will remain outstanding.

Short-Term Debt-Related Activities in 2024 and 2025

$2B Credit Facility — On February 20, 2025, we entered into an amended and restated unsecured revolving $2B Credit Facility. As amended and restated, our $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2030. The $2B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

CP Program — We have also established a CP Program, under which we may issue unsecured CP Notes on a private placement basis with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt and obtain liquidity support under the $1B Credit Facility. We anticipate that any CP Notes issued under the CP Program with a maturity equal to or less than a year would be classified as short-term debt and obtain liquidity support under the $2B Credit Facility. Total CP Notes outstanding at any time may not exceed a maximum amount of $2.0 billion, and we operate the CP Program to ensure that the aggregate amount of CP Notes obtaining liquidity support from a credit facility, when combined with any outstanding borrowings under such credit facility, do not exceed the maximum borrowing capacity of that credit facility.

As of December 31, 2024 and December 31, 2023, we had $594 million and $282 million of CP Notes outstanding, respectively. The weighted average interest rate for CP Notes was 4.76% and 5.54% at December 31, 2024 and December 31, 2023, respectively. All outstanding CP Notes at December 31, 2024 and December 31, 2023 had maturity dates of less than one year.

See Note 5 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditures budget of approximately $7.1 billion for 2025. We have also announced a 2025 to 2029 five-year capital expenditure plan of approximately $36.1 billion, consisting of approximately $8.5 billion in 2026, $7.5 billion in 2027, $6.9 billion in 2028, and $6.1 billion in 2029. The increase in our five-year capital expenditures plan from our prior 2024 through 2028 capital expenditure plan is largely a result of projects to address forecasted continued growth in ERCOT, particularly in our service territory and transmission footprint, as well as projects requested by customers through agreements with us. Our 2025 to 2029 five-year capital expenditure plan also includes approximately $2.9 billion of capital expenditures pursuant to our PUCT-approved system resiliency plan. See “—Regulation and Rates” below for a discussion of our system resiliency plan filing (PUCT Docket No. 56545) and “Items 1 and 2. Business and Properties—Oncor’s Market” for more information regarding ERCOT projected growth.

In addition, we currently anticipate that our five-year capital plan could grow by an additional approximately $12 billion over the 2025 through 2029 period due to potential additions to our system resiliency plan in 2028 and 2029, potential projects that are pending regulatory action, and customer projects that are in our transmission interconnection queue but do not yet have signed agreements. For example, our $36.1 billion capital plan does not include any spend relating to potential projects that require further regulatory approval, such as import paths in the PUCT-approved Permian Basin Reliability Plan (PUCT Docket No. 55718) that are pending a PUCT determination by May 2025 regarding transmission line voltage. In addition, our capital plan does not include extra high voltage transmission projects currently under consideration at ERCOT.

Long-Term Debt Maturities and Interest — As of December 31, 2024, our obligations related to long-term debt (excluding unamortized discount, premium and debt issuance costs, but including the remeasurement adjustment related to the Euro Notes) and related interest payments are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
Principal amounts	$974	$238	$480	$1,250	$968	$11,483	$15,393
Interest payments	685	666	640	617	564	6,599	9,771
Total	$1,659	$904	$1,120	$1,867	$1,532	$18,082	$25,164

See Note 6 to Financial Statements for more information regarding our long-term debt, including long-term debt activity subsequent to December 31, 2024.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $193 million and $25 million, respectively, in 2025 and approximately $562 million and $144 million, respectively, in the five-year period 2025 to 2029. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. In 2024, we made cash contributions to the pension plans and OPEB Plans of $91 million and $23 million, respectively. See Note 9 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 7 to Financial Statements for information regarding leases. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.”

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes and borrow under our Credit Facilities and AR Facility. The following table summarizes available liquidity at December 31, 2024 and 2023:

	At December 31,		Increase
	2024	2023	(Decrease)
Cash and cash equivalents	$36	$19	$17
Available borrowing capacity under the $2B Credit Facility and CP Program	1,406	1,718	(312)
Available borrowing capacity under AR Facility (a)	500	500	-
Available borrowing capacity under the $500M Credit Facility	20	-	20
Total available liquidity (b)	$1,962	$2,237	$(275)

__________

(a)On January 30, 2025, we borrowed $300 million aggregate principal amount under the AR Facility.

(b)On February 20, 2025, we entered into our new $1B Credit Facility.

We currently anticipate issuing $4 billion to $5 billion in new long-term senior secured notes in 2025, which would include the $350 million of new senior secured notes issued in January 2025, as well as an additional $4 billion to $5 billion in new long-term senior secured notes in 2026 to support our capital investment plan and repay maturing debt. In February 2025, we also entered into the new $1B Credit Facility, which is intended to provide credit support for long-term CP Note issuances. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the existing Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, and additional accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, or the Credit Facilities, CP Program and AR Facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Market volatility may impact our business and financial condition in ways that we currently cannot predict.”

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

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our authorized return on equity is 9.7%, which went into effect on May 2023 in connection with the effectiveness of our base rates implementing the terms of the PUCT’s final order in PUCT Docket No. 53601. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at December 31, 2024 and 2023:

	At December 31,
	2024		2023
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	56.1%	43.9%	55.8%	44.2%
GAAP capitalization	49.4%	50.6%	48.3%	51.7%

Member Contributions and Distributions

Contributions — On February 14, 2025, we received cash capital contributions from our members totaling $605 million. During 2024, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 16, 2024	$240
May 3, 2024	$240
July 31, 2024	$240
October 31, 2024	$114
December 20, 2024	$377

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At December 31, 2024, we had $686 million available to distribute to our members.

On February 13, 2025, our board of directors declared, and we paid, a cash distribution of $177 million. During 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2024	February 15, 2024	$125
April 30, 2024	May 1, 2024	$126
July 30, 2024	July 30, 2024	$125
December 9, 2024	December 19, 2024	$377

Credit Rating Provisions and Material Debt Covenants

Impact on Liquidity of Credit Ratings — The rating agencies assign credit ratings to certain of our debt securities. Our access to capital markets and cost of debt could be directly affected by our credit ratings or ratings outlook. Any adverse action with respect to our credit ratings or ratings outlook could generally cause borrowing costs to increase, result in the imposition of financial or other burdensome covenants in the case of certain financing arrangements, and cause the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of the Credit Facilities (as discussed below). In the event any adverse action with respect to our credit ratings or ratings outlook takes place and causes borrowing costs to increase, we may not be able to recover such increased costs if they exceed our PUCT-approved cost of debt determined in our most recent comprehensive base rate review or subsequent comprehensive base rate reviews.

Most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If there is an adverse action with respect to our credit ratings or ratings outlook, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Presented below are the credit ratings and ratings outlook assigned for our debt securities at February 25, 2025.

Credit Rating Agency	Senior Secured	Commercial Paper	Rating Outlook
S&P	A+	A-1	Stable
Moody’s	A2	Prime-2	Stable
Fitch	A	F2	Negative

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial, and Cross-Default Covenants — Each of the Credit Facilities contains terms pursuant to which the interest rates and commitment fees charged, respectively, under the applicable credit agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings and the commitment fees on undrawn amounts under the Credit Facilities and likely increase the cost of our CP Program and any future debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 5 to Financial Statements for additional information regarding each of our Credit Facilities and CP Program.

The Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR Facility, the note purchase agreement dated March 29, 2023, the 2024 NPA, and the 2025 NPA is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At December 31, 2024, we were in compliance with this covenant and all other covenants under the existing Credit Facilities, the AR Facility, and the existing note purchase agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the Credit Facilities, the May 2019 NPA and the AR Facility, a default by us or any subsidiary (or certain of our subsidiaries in the case of the $1B Credit Facility and $2B Credit Facility that results in acceleration of the maturity of such indebtedness) in respect of indebtedness in a principal amount in excess of $100 million ($150 million in the case of the $1B Credit Facility and $2B Credit Facility) or any judgments for the payment of money in excess of $100 million ($150 million in the case of the $1B Credit Facility and $2B Credit Facility) that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated or, in the case of the May 2019 NPA, may cause the notes issued thereunder to be declared due and payable.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements would permit the holders of our secured debt under the indentures or the note purchase agreements to exercise their remedies under the Deed of Trust.

Guarantees

At December 31, 2024, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for a discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

System Resiliency Plan (PUCT Docket No. 56545) — In November 2024, the PUCT approved our system resiliency plan, which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The plan provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated system resiliency plan for a future period beginning with 2028 or (ii) included in any new system resiliency plan filed by Oncor as part of that plan’s first year of spend. We began implementing the approved plan before the end of 2024, and are recognizing the unrecovered distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim DCRF rate adjustments or base rate proceedings.

Capital Trackers — See Note 2 to Financial Statements for a discussion of capital trackers.

Comprehensive Base Rate Review Appeal (PUCT Docket No. 53601) — In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. Base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing affirmed the material provisions of the final order. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019 as well as certain of the employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The Texas Legislature convened its 89th Legislature regular session on January 14, 2025, and such regular session is scheduled to conclude on June 2, 2025. At any time, the Governor of Texas may convene a special session of the Texas Legislature. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and financial market conditions. Such actions or changes could significantly alter our financial position, results of operations, or cash flows.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates and foreign currency exchange rates that occur in the ordinary course of business.

Interest Rate Risk

We use derivative financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at December 31, 2024. See Note 11 to Financial Statements for more information on our interest rate risk hedging activities.

At December 31, 2024, all of our U.S. dollar-denominated and euro-denominated senior secured notes carried fixed interest rates. Borrowings under the AR Facility would bear interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus an adjustment of 0.10% (the SOFR Adjustment). Receivables LLC also pays a used and unused fee in connection with the AR Facility. At December 31, 2024, the borrowing base for the AR Facility was $500 million, and no borrowings were outstanding under the AR Facility. On January 30, 2025, we borrowed $300 million aggregate principal amount under the AR Facility.

In addition, borrowings of short-term debt under the $2B Credit Facility would bear interest on a floating rate basis. At December 31, 2024 and December 31, 2023, there were no borrowings outstanding under the $2B Credit Facility.

Borrowings under the $500M Credit Facility at December 31, 2024 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At December 31, 2024, $480 million in aggregate borrowings were outstanding under the $500M Credit Facility.

At December 31, 2024, except for the $500M Credit Facility, all of our long-term debt carried fixed interest rates. Based on the amount of floating rate debt outstanding under the $500M Credit Facility as of December 31, 2024, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 5 and 6 to Financial Statements.

The following table presents our long-term debt maturities and related information:

	Expected Maturity Date
	2025	2026	2027	2028	2029	There-after	2024 Total Carrying Amount	2024 Total Fair Value (a)	2023 Total Carrying Amount	2023 Total Fair Value (a)
	(U.S. dollars in millions and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (b)	$974	$238	$-	$1,250	$968	$11,483	$14,913	$12,966	$13,445	$12,798
Weighted average interest rate (c)	1.09%	5.24%	-	3.99%	5.05%	4.68%	4.45%	-	4.25%	-
Variable rate debt amount (b)	$-	$-	$480	$-	$-	$-	$480	$480	$-	$-
Weighted average interest rate	-	-	5.44%	-	-	-	5.44%	-	-	-
Total Long-Term Debt (d)	$974	$238	$480	$1,250	$968	$11,483	$15,393	$13,446	$13,445	$12,798

____________

(a)The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

(b)Excludes unamortized premiums, discounts and debt issuance costs, but includes the remeasurement adjustment related to the Euro Notes.

(c)Based on annualized interest rates for each outstanding series of fixed rate notes.

(d)See Note 6 to Financial Statements for more information regarding long-term debt, including long-term debt activity subsequent to December 31, 2024.

Foreign Currency Exchange Rate Risk

In May 2024, we issued the Euro Notes, which are denominated in euros. The interest and principal payments on the Euro Notes are due in euros and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which mitigates foreign currency exchange rate exposure. A hypothetical 100 basis point change (up or down) in currency exchange rates would not have a material impact on our results of operations or financial condition. See Note 11 to Financial Statements for more information regarding derivatives and hedging.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. Our distribution business customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At December 31, 2024 and December 31, 2023, we had accrued $8 million and $7 million, respectively, in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with accounts receivable totaled $987 million and $958 million at December 31, 2024 and December 31, 2023, respectively. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $17 million and $14 million at December 31, 2024 and December 31, 2023, respectively. The exposure at December 31, 2024 and December 31, 2023 includes accounts receivable from REPs totaling $628 million and $640 million, respectively, which are generally noninvestment grade, and from transmission customers totaling $171 million and $157 million at December 31, 2024 and December 31, 2023, respectively, which primarily include investment grade distribution companies, as well as cooperatives and municipally-owned utilities, which are generally considered low credit risk. The accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 22% and 19%, respectively, of our accounts receivable balance at December 31, 2024 and 22% and 20%, respectively, of our accounts receivable balance at December 31, 2023. No other customers during such periods represented 10% or more of the total accounts receivable balance. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts receivable from affiliates was zero at both December 31, 2024 and 2023.

In the ordinary course of our business, we may also mitigate risk by requiring counterparties to provide us with security. For instance, we require customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—While we require security prior to beginning construction on certain customer-requested projects, there can be no assurance that if any such projects are cancelled, we will be able to recover all of the costs expended by us on those projects through such security or otherwise” for more information on these customer collateral arrangements.

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

approvals of applications;

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

•changes in expected ERCOT and service territory growth;

•changes in, or cancellations of, anticipated projects, including customer requested interconnection projects;

•physical attacks on our system, acts of sabotage, wars, terrorist activities, wildfires, fires, explosions, natural disasters, hazards customary to the industry, or other emergency events and the possibility that we may not have adequate insurance to cover losses or third-party liabilities related to any such event;

•actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook;

•health epidemics and pandemics, including their impact on our business and the economy in general;

•interrupted or degraded service on key technology platforms, facilities failures, or equipment interruptions;

•economic conditions, including the impact of a recessionary environment, inflation, supply chain disruptions, foreign policy, global trade restrictions, tariffs, competition for goods and services, service provider availability, and labor availability and cost;

•unanticipated changes in electricity demand in ERCOT or our service territory;

•ERCOT grid needs and ERCOT market conditions, including insufficient electricity generation within the ERCOT market or disruptions at power generation facilities that supply power within the ERCOT market;

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

•general industry and ERCOT trends;

•significant decreases in demand or consumption of electricity delivered by us, including as a result of increased consumer use of third-party DERs or other technologies;

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

•our adoption and deployment of AI;

•financial and other restrictions under our debt agreements;

•our ability to generate sufficient cash flow to make interest payments on our debt instruments; and

•our ability to effectively execute our operational and financing strategy.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 25, 2025

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2024	2023	2022
	(U.S. dollars in millions)
Operating revenues (Note 3)	$6,082	$5,586	$5,243
Operating expenses:
Wholesale transmission service	1,394	1,291	1,162
Operation and maintenance	1,293	1,150	1,055
Depreciation and amortization	1,060	978	904
Provision in lieu of income taxes (Notes 1, 4 and 10)	208	185	201
Taxes other than amounts related to income taxes	571	552	561
Write-off of rate base disallowances	-	55	-
Total operating expenses	4,526	4,211	3,883
Operating income	1,556	1,375	1,360
Other (income) and deductions – net (Note 13)	(63)	(31)	20
Non-operating benefit in lieu of income taxes (Note 4)	(2)	(8)	(10)
Interest expense and related charges (Note 13)	653	536	445
Write-off of non-operating rate base disallowances	-	14	-
Net income	$968	$864	$905

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
	(U.S. dollars in millions)
Net income	$968	$864	$905
Other comprehensive income (loss):
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $1, $1 and $1) (Notes 1 and 8)	3	3	2
Cash flow hedges – loss on settlement of interest rate hedge transactions (net of tax benefit of $3, $1 and $0) (Notes 1, 6 and 8)	(12)	(3)	-
Fair value hedges – unrealized gain on cross-currency swaps attributable to excluded components (net of tax expense of $1, $0 and $0) (Notes 1, 6 and 8)	2	-	-
Defined benefit pension plans (Notes 8 and 9)	3	(18)	(33)
Total other comprehensive loss	(4)	(18)	(31)
Comprehensive income	$964	$846	$874

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$968	$864	$905
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	1,233	1,117	985
Write-off of rate base disallowances	-	69	-
Provision in lieu of deferred income taxes – net	155	61	41
Other – net	1	(10)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(29)	(43)	(138)
Inventories	(121)	(137)	(32)
Accounts payable – trade	78	42	45
Regulatory assets – deferred revenues (Note 2)	15	1	120
Regulatory assets – self-insurance reserve (Note 2)	(327)	(232)	(198)
Customer deposits	86	42	45
Other – assets	(177)	(22)	16
Other – liabilities	105	48	92
Cash provided by operating activities	1,987	1,800	1,867
Cash flows – financing activities:
Issuances of senior secured notes (Note 6)	1,992	2,200	2,000
Repayments of senior secured notes (Note 6)	(500)	-	(882)
Borrowings under term loans	-	775	1,950
Repayments under term loans	-	(875)	(1,850)
Borrowings under AR Facility (Note 6)	900	600	-
Repayments under AR Facility (Note 6)	(900)	(600)	-
Borrowings under $500M Credit Facility (Note 6)	500	-	-
Repayments under $500M Credit Facility (Note 6)	(20)	-	-
Net change in short-term borrowings (Note 5)	312	84	(17)
Capital contributions from members (Note 8)	1,211	452	425
Distributions to members (Note 8)	(753)	(552)	(425)
Debt discount, financing and reacquisition costs – net	(24)	(46)	(31)
Cash provided by financing activities	2,718	2,038	1,170
Cash flows – investing activities:
Capital expenditures (Note 13)	(4,683)	(3,824)	(3,049)
Sales tax audit settlement refund (Note 7)	56	-	-
Expenditures for third party in joint project	-	-	(2)
Reimbursement from third party in joint project	-	1	6
Proceeds from sales of non-utility properties	2	9	21
Other – net	31	29	31
Cash used in investing activities	(4,594)	(3,785)	(2,993)
Net change in cash, cash equivalents and restricted cash	111	53	44
Cash, cash equivalents and restricted cash – beginning balance	151	98	54
Cash, cash equivalents and restricted cash – ending balance	$262	$151	$98

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2024	2023
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$36	$19
Restricted cash, current (Note 1)	20	24
Accounts receivable – net (Note 13)	970	944
Amounts receivable from members related to income taxes (Note 10)	30	4
Materials and supplies inventories – at average cost	462	341
Prepayments and other current assets	124	101
Total current assets	1,642	1,433
Restricted cash, noncurrent (Note 1)	206	108
Investments and other property (Note 13)	183	158
Property, plant and equipment – net (Note 13)	31,769	28,057
Goodwill (Notes 1 and 13)	4,740	4,740
Regulatory assets (Note 2)	1,671	1,556
Right-of-use operating lease and other assets (Notes 3 and 7)	240	142
Total assets	$40,451	$36,194

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$594	$282
Accounts payable – trade	770	600
Amounts payable to members related to income taxes (Note 10)	29	27
Accrued taxes other than amounts related to income	274	261
Accrued interest	149	117
Operating lease and other current liabilities (Note 7)	367	338
Total current liabilities	2,183	1,625
Long-term debt, noncurrent (Note 6)	15,234	13,294
Liability in lieu of deferred income taxes (Notes 1, 4 and 10)	2,552	2,320
Regulatory liabilities (Note 2)	2,973	3,000
Employee benefit plan obligations (Note 9)	1,384	1,442
Operating lease and other obligations (Notes 3 and 13)	495	305
Total liabilities	24,821	21,986
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account – number of units outstanding 2024 and 2023 – 635,000,000	15,814	14,388
Accumulated other comprehensive loss	(184)	(180)
Total membership interests	15,630	14,208
Total liabilities and membership interests	$40,451	$36,194

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Years Ended December 31,
	2024	2023	2022
	(U.S. dollars in millions)
Capital account:
Balance at beginning of period	$14,388	$13,624	$12,719
Net income	968	864	905
Contributions from members (Note 8)	1,211	452	425
Distributions to members (Note 8)	(753)	(552)	(425)
Balance at end of period (number of units outstanding: 2024, 2023 and 2022 – 635,000,000)	$15,814	$14,388	$13,624

AOCI, net of tax effects (Note 8):
Balance at beginning of period	$(180)	$(162)	$(131)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax expense of $1, $1 and $1) (Notes 1 and 8)	3	3	2
Cash flow hedges – loss on settlement of interest rate hedge transactions (net of tax benefit of $3, $1 and $0) (Notes 1, 6 and 8)	(12)	(3)	-
Fair value hedges – unrealized gain on cross-currency swaps attributable to excluded components (net of tax expense of $1, $0 and $0) (Notes 1, 6 and 8)	2	-	-
Defined benefit pension plans (Notes 8 and 9)	3	(18)	(33)
Balance at end of period	$(184)	$(180)	$(162)

Total membership interests at end of period	$15,630	$14,208	$13,462

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context. See “Glossary” for the definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company that operates the largest transmission and distribution system in Texas. We provide wholesale transmission and distribution services, and we also provide transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. The rates we charge for our electricity delivery services are set pursuant to tariffs approved by the PUCT and certain cities and, in the case of transmission service related to limited interconnections to other markets, the FERC. We are not a seller of electricity, nor do we purchase electricity for resale.

Ownership Structure and Ring-Fencing Measures

We are a direct, majority-owned subsidiary of Oncor Holdings, which is indirectly and wholly owned by Sempra. Oncor Holdings owns 80.25% of our membership interests and Texas Transmission owns 19.75% of our membership interests. The company is managed as an integrated business of electricity transmission and distribution with only one reportable segment.

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

In March 2018, Sempra indirectly acquired Oncor Holdings. The final order issued by the PUCT approving that transaction outlines certain ring-fencing measures, governance mechanisms and restrictions that apply to Oncor Holdings and Oncor. As a result of these ring-fencing measures, Sempra does not control Oncor, and the ring-fencing measures limit Sempra’s ability to direct the management, policies and operations of Oncor, including the deployment or disposition of Oncor’s assets, declarations of dividends, strategic planning and other important corporate issues and actions. Our LLC Agreement requires PUCT approval of certain revisions to the agreement, including, among other things, revisions to our governance structure and other various ring-fencing measures.

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

Oncor is a limited liability company governed by a board of directors, not its members. The Sempra Order and our LLC Agreement require that the board of directors of Oncor consist of 13 members, constituted as follows:

•seven Disinterested Directors, who (i) shall be independent directors in all material respects under the rules of the NYSE in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

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

•Without the prior approval of the PUCT, neither Sempra nor any of its affiliates (excluding Oncor) will incur, guaranty or pledge assets in respect of any indebtedness that is dependent on the revenues of Oncor in more than a proportionate degree than the other revenues of Sempra or on the membership interests of Oncor, and there will be no debt at STH or STIH at any time following Sempra’s indirect acquisition of Oncor Holdings;

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

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations. Subsequent events have been evaluated through the date these consolidated financial statements were issued. We also apply the guidance of ASC 810, Consolidations, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE, should be consolidated. All dollar amounts in the financial statements and tables in the notes are stated in U.S. dollars in millions unless otherwise indicated.

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

Derivatives and Hedging

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current debt financings, including the Euro Notes. We have utilized derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks. All derivative instruments are recorded on the balance sheet at fair value as a derivative asset or liability and changes in the fair value are recognized in net income if the criteria for hedge accounting are not met or if the instrument is not designated as a hedge. See Note 11 for more information regarding our derivative instruments.

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

For our annual goodwill impairment testing as of October 1, 2024, we elected to make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying value. We concluded that our estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no quantitative assessment for impairment was required and no impairment was recognized in 2024.

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2024 and 2023.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the sum of such amounts reported on the Statements of Consolidated Cash Flows:

	At December 31,
	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$36	$19
Restricted cash, current (a)	20	24
Restricted cash, noncurrent (a)	206	108
Total cash, cash equivalents and restricted cash on the Statements of Consolidated Cash Flows	$262	$151

____________

(a)Restricted cash represents amounts held by Oncor for customer deposits that are subject to probable return in accordance with PUCT rules, ERCOT requirements or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in separate escrow accounts.

Fair Value of Financial Instruments

The carrying amounts for financial instruments designated as hedging derivatives are recorded at fair value.

The carrying amounts for nonderivative financial assets classified as current assets and the carrying amounts for nonderivative financial liabilities classified as current liabilities approximate fair value due to the short maturity of such nonderivative financial instruments. The fair values of other nonderivative financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.

The following discussion of fair value accounting standards applies primarily to our determination of the fair value of financial instruments designated as hedging derivatives (see Note 11) and nonderivative financial assets in the pension plans’ and OPEB Plans’ trusts (see Note 9) and long-term debt (see Note 6).

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

VIE

We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based on qualitative and quantitative analyses, which assesses:

•the purpose and design of the VIE;

•the nature of the VIE’s risks and the risks we absorb;

•the power to direct activities that most significantly impact the economic performance of the VIE; and

•the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

We will continue to evaluate our business operations and VIEs for any changes that may impact our determination of whether an entity is a VIE and if we are the primary beneficiary. See Note 13 for more information on Oncor’s consolidated VIE.

ASU

ASU 2023-07 Segment reporting (ASC 280)

In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. A public entity that has a single reportable segment is also required to provide all the disclosures required by this ASU and all existing segment disclosures in ASC 280. We adopted the standard on December 31, 2024 and provided enhanced segment reporting disclosures for our single reportable segment in Note 12 on a retrospective basis.

ASU 2023-09 Improvements to Income Tax Disclosures (ASC 740)

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. This ASU also removed disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. This ASU may be applied prospectively or retrospectively, and early adoption is permitted. We are currently evaluating the effect of the standard on our financial reporting.

ASU 2024-03 Disaggregation of Income Statement Expenses (ASC 220)

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. This ASU adds ASC 220-40 to require a footnote disclosure in tabular presentation about specific expenses by requiring disaggregation of each relevant expense caption on the face of the income statement, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026. We are currently evaluating the effect of the standard on our financial reporting.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. REGULATORY MATTERS

Regulatory Proceedings

System Resiliency Plan (PUCT Docket No. 56545)

In November 2024, the PUCT approved our system resiliency plan, which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The plan provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated system resiliency plan for a future period beginning with 2028 or (ii) included in any new system resiliency plan filed by Oncor as part of that plan’s first year of spend. We began implementing the approved plan before the end of 2024, and are recognizing the unrecovered distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim DCRF rate adjustments or base rate proceedings.

Capital Trackers

Interim DCRF and TCOS rate adjustments, also known as capital trackers, have been implemented to help reduce the effects of regulatory lag and allow us to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. Under PUCT rules, we can generally file up to two interim DCRF rate adjustment applications in a year for certain distribution-related investments and up to two interim TCOS rate adjustment applications in a year to reflect changes in certain transmission-related investments. These interim rate applications are subject to a regulatory proceeding and PUCT approval, and we can make no assurance that they will result in full cost recovery or be timely approved. Investments included in these capital trackers are also subject to prudence review by the PUCT in the next comprehensive base rate review following such adjustments, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included in an interim rate adjustment.

TCOS revenues are also impacted by transmission billing units, which are updated annually effective January 1 each year to reflect certain changes in average ERCOT-wide peak electricity demand occurring during the previous calendar year. We did not file an interim TCOS rate adjustment application in 2024, as a result of the increases in annual transmission billing units applicable in 2024.

In 2024 and the first quarter of 2025, Oncor filed the following interim rate adjustment applications with the PUCT:

Filing Type	PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
DCRF	57707	December 2024 (b)	February 2025	May 2025 (c)	$108 (c)
TCOS	57610	December 2024 (d)	January 2025	March 2025 (e)	$165 (e)
DCRF	56963	June 2024 (f)	August 2024	December 2024	$90
DCRF	56306	December 2023 (g)	March 2024	July 2024	$81

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects distribution-related capital investments generally put into service during the period from July 1, 2024 through December 31, 2024.

(c)The 2025 second quarter-expected effective date and annual revenue impact are pending PUCT approval.

(d)Reflects transmission-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2024.

(e)The 2025 first quarter-expected effective date and annual revenue impact are pending PUCT approval.

(f)Reflects distribution-related capital investments generally put into service during the period from January 1, 2024 through June 30, 2024.

(g)Reflects distribution-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2023.

Comprehensive Base Rate Review (PUCT Docket No. 53601)

In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. Base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing affirmed the material provisions of the final order. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain of the employee benefit and compensation-related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at December 31, 2024.

	Remaining Rate Recovery/Amortization Period in Effect at	At December 31,
	December 31, 2024	2024	2023
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$166	$189
Employee retirement costs being amortized	4 years	63	94
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	72	70
Self-insurance reserve (primarily storm recovery costs) being amortized	4 years	336	454
Self-insurance reserve incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	765	438
Debt reacquisition costs	Lives of related debt	6	10
Under-recovered advanced metering system costs being amortized	4 years	58	83
Energy efficiency program performance bonus (a)	Approximately 1 year	17	21
Wholesale distribution substation service costs being amortized	4 years	50	65
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	To be determined	28	28
Expenses related to COVID-19 (b)	Various	25	32
Recoverable deferred income taxes	Various	52	38
Uncollectible payments from REPs	Various	8	7
Other regulatory assets	Various	25	27
Total regulatory assets		1,671	1,556

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,588	1,519
Excess deferred taxes	Primarily over lives of related assets	1,246	1,311
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	44	64
Unamortized gain on reacquisition of debt	Lives of related debt	24	25
Employee retirement costs over-recovered being refunded	4 years	19	23
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	40	39
Other regulatory liabilities	Various	12	19
Total regulatory liabilities		2,973	3,000
Net regulatory liabilities		$(1,302)	$(1,444)

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

Alternative Revenue Program

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an “alternative revenue program” under GAAP. Annual performance bonuses are recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. The PUCT approved annual energy efficiency program performance bonuses of $17 million and $21 million in 2024 and 2023, respectively, that we recognized in other miscellaneous revenues.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Years Ended December 31,
	2024	2023	2022
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$1,477	$1,334	$1,215
Large commercial & industrial (b)	1,283	1,162	1,074
Other (c)	126	132	158
Total distribution base revenues	2,886	2,628	2,447
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	1,050	959	944
Billed to REPs serving Oncor distribution customers, through TCRF	574	539	528
Total TCOS revenues	1,624	1,498	1,472
Other miscellaneous revenues	112	109	112
Total revenues contributing to earnings	4,622	4,235	4,031

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,394	1,291	1,162
EECRF and other revenues	66	60	50
Total revenues collected for pass-through expenses	1,460	1,351	1,212
Total operating revenues	$6,082	$5,586	$5,243

__________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from large commercial & industrial customers are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior 11 months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

Customers

At December 31, 2024, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our network transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers, collectively represented 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2024, 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2023 and 26% and 24%, respectively, of our total operating revenues for the year ended December 31, 2022. No other customer represented more than 10% of our total operating revenues during such periods.

Variability

Our revenues and cash flows are subject to seasonality, timing of customer billings, weather conditions and other electricity usage drivers, with revenues being highest in the summer season. Payment of customer billings is due 35 days after invoicing. Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are recoverable as a regulatory asset.

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

4. PROVISION IN LIEU OF INCOME TAXES

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below.

	At December 31,
	2024	2023
Deferred Tax Related Assets:
Employee benefit liabilities	$256	$265
Regulatory liabilities	35	42
Other	73	53
Total	364	360
Deferred Tax Related Liabilities:
Property, plant and equipment	2,598	2,391
Regulatory assets	312	287
Other	6	2
Total	2,916	2,680
Liability in lieu of deferred income taxes – net	$2,552	$2,320

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Years Ended December 31,
	2024	2023	2022
Reported in operating expenses:
Current:
U.S. federal	$24	$88	$136
State	32	29	27
Deferred:
U.S. federal	153	69	39
Amortization of investment tax credits	(1)	(1)	(1)
Total reported in operating expenses	208	185	201
Reported in other income and deductions:
Current:
U.S. federal	(4)	-	(13)
Deferred federal	2	(8)	3
Total reported in other income and deductions	(2)	(8)	(10)
Total provision in lieu of income taxes	$206	$177	$191

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Years Ended December 31,
	2024	2023	2022
Income before provision in lieu of income taxes	$1,174	$1,041	$1,096
Provision in lieu of income taxes at the U.S. federal statutory rate of 21%	$247	$219	$230
Amortization of investment tax credits – net of deferred tax effect	-	(1)	(1)
Amortization of excess deferred taxes	(51)	(51)	(52)
Texas margin tax, net of federal tax benefit	24	22	22
Nontaxable gains on benefit plan investments	(7)	(3)	-
Other	(7)	(9)	(8)
Reported provision in lieu of income taxes	$206	$177	$191
Effective rate	17.5%	17.0%	17.4%

The net amounts of $2.552 billion and $2.320 billion reported in the balance sheets at December 31, 2024 and 2023, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities. In connection with the sale of equity interests to Texas Transmission in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the I.R.S. if Oncor was taxed as a corporation. Accordingly, as the temporary differences become taxable, we will pay the equity holders. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

For federal income tax purposes, the statute of limitations is open for partnership tax returns for the years beginning after December 31, 2020. We filed refund claims for the tax years ending December 31, 2018, 2019 and 2020, but no additional tax may be assessed for these tax years. We have also filed refund claims for the tax year ending December 31, 2021.

Texas margin tax returns are still open for tax years beginning after 2019. We have filed refund claims for the tax year ending December 31, 2018 through 2021 (2019 through 2022 report years), but no additional tax may be assessed for 2018 and 2019.

We are not a member of another entity’s consolidated tax group and assess our liability for uncertain tax positions in our partnership returns. The following table represents the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheets for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Balance at January 1, excluding interest and penalties	$3	$1
Additions based on tax positions related to prior years	2	2
Balance at December 31, excluding interest and penalties	$5	$3

Noncurrent liabilities included $1 million of accrued interest related to uncertain tax positions each at December 31, 2024 and 2023. Furthermore, there was $1 million recorded related to interest and penalties in the year ended December 31, 2024 and $1 million and negligible amounts in the years ended December 31, 2023 and 2022, respectively. The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

5. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused borrowing capacity under the $2B Credit Facility and CP Program at December 31, 2024 and 2023:

	At December 31,
	2024	2023
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	(594)	(282)
Total available unused borrowing capacity	$1,406	$1,718

____________

(a)The weighted average interest rate for CP Notes was 4.76% and 5.54% at December 31, 2024 and December 31, 2023, respectively. All outstanding CP Notes at December 31, 2024 and December 31, 2023 had maturity dates of less than one year.

$2B Credit Facility

On February 20, 2025, we entered into an amended and restated unsecured revolving $2B Credit Facility. As amended and restated, the $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2030. The $2B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. Borrowings under the $2B Credit Facility, if any, are classified as short-term on the balance sheet.

Borrowings under the $2B Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus an adjustment of 0.10% (the SOFR Adjustment), plus an applicable margin of between 0.750% and 1.250%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.25%, depending on certain credit ratings assigned to our debt. The $2B Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

A commitment fee is payable quarterly in arrears and upon termination or reduction of the revolving commitments at a rate per annum equal to between 0.060% and 0.175%, depending on certain credit ratings assigned to our debt, of the commitments under the $2B Credit Facility. Letter of credit fees under the $2B Credit Facility are payable quarterly in arrears and upon expiration or if a letter of credit is drawn in full at a rate per annum equal to the applicable margin for adjusted term SOFR under the $2B Credit Facility. Fronting fees in an amount as separately agreed by us and any fronting bank that issues a letter of credit are also payable quarterly in arrears and upon termination to each such fronting bank.

The $2B Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other customary covenants for facilities of this type.

The $2B Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $2B Credit Facility and cross-default provisions in the event we or certain of our subsidiaries defaults on indebtedness in a principal amount in excess of $150 million that results in acceleration of the maturity of such indebtedness or receives judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days.

CP Program

We have established a CP Program, under which we may issue unsecured CP Notes on a private placement basis with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt and obtain liquidity support under the $1B Credit Facility. We anticipate that any CP Notes issued under the CP Program with a maturity equal to or less than a year would be classified as short-term debt and obtain liquidity support under the $2B Credit Facility. Total CP Notes outstanding at any time may not exceed a maximum amount of $2.0 billion, and we operate the CP Program to ensure that the aggregate amount of CP Notes obtaining liquidity support from a credit facility, when combined with any outstanding borrowings under such credit facility, do not exceed the maximum borrowing capacity of that credit facility.

6. LONG-TERM DEBT

At December 31, 2024, our long-term debt consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes, and variable rate unsecured debt borrowed under the $500M Credit Facility.

The following table is a summary of our long-term debt at December 31, 2024 and 2023:

	At December 31,
	2024	2023
Fixed Rate Senior Secured Notes:
Total U.S. dollar-denominated fixed rate senior secured notes	$14,395	$13,445
Euro-denominated fixed rate senior secured notes:
Euro Notes measured at issuance (a)	542	-
Remeasurement adjustment at December 31, 2024 (b)	(24)	-
Total euro-denominated fixed rate senior secured notes	518	-
Total fixed rate senior secured notes (c)	14,913	13,445
Variable Rate Unsecured Debt:
$500M Credit Facility due February 21, 2027 (d)	480	-
Total long-term debt	15,393	13,445
Unamortized discount, premium and debt issuance costs	(159)	(151)
Total carrying amount of long-term debt	$15,234	$13,294

___________

(a)On May 21, 2024, we issued the Euro Notes. Our euro-denominated fixed rate payment obligations under the Euro Notes were effectively converted to U.S. dollar-denominated fixed-rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the Euro Notes at maturity will be $542 million and the all-in U.S. dollar fixed-rate coupon on the Euro Notes is 5.371%.

(b)The remeasurement was calculated based on the exchange rate of €1.00 to $1.0357 on December 31, 2024.

(c)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

(d)Amounts borrowed under the $500M Credit Facility are unsecured. See “$500M Credit Facility” below for additional information.

At December 31, 2024 and 2023, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At December 31,
	2024	2023
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
2.75% Senior Notes due June 1, 2024	$-	$500
2.95% Senior Notes due April 1, 2025 (a)	350	350
0.55% Senior Notes due October 1, 2025 (a)	450	450
3.86% Senior Notes, Series A, due December 3, 2025 (a)	174	174
3.86% Senior Notes, Series B, due January 14, 2026	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	200
4.30% Senior Notes due May 15, 2028	600	600
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
5.00% Senior Notes, Series F, due May 1, 2029	100	-
4.65% Senior Notes due November 1, 2029	550	-
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	100
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.65% Senior Notes due November 15, 2033	800	800
5.45% Senior Notes, Series E, due May 1, 2036	100	100
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	900
5.35% Senior Notes due October 1, 2052	300	300
5.49% Senior Notes, Series G, due May 1, 2054	50	-
5.55% Senior Notes due June 15, 2054	750	-
Total U.S. dollar-denominated fixed rate senior secured notes	$14,395	$13,445

___________

(a)At December 31, 2024, the $350 million aggregate principal amount of our 2.95% Senior Secured Notes due April 1, 2025, $450 million aggregate principal amount of our 0.55% Senior Secured Notes due October 1, 2025 and $174 million aggregate principal amount of our 3.86% Senior Secured Notes due December 3, 2025 are due within the next 12 months. At December 31, 2024, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the AR Facility and the $500M Credit Facility and subsequent issuance of senior secured notes and available capacity of the $1B Credit Facility entered on February 20, 2025, resulted in these senior notes due within the next 12 months being classified as long-term debt, noncurrent.

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

Receivables LLC is considered a VIE. See Note 13 for more information related to our consolidated VIE.

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

Borrowings under the $500M Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.500%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. The $500M Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

A commitment fee is payable quarterly in arrears and upon termination or the reduction of the revolving commitments at a rate per annum equal to between 0.075% and 0.625% of the commitments under the $500M Credit Facility, depending on certain credit ratings assigned to our debt and the utilization percentage. The utilization percentage is determined by dividing the aggregate principal amount of loans outstanding under the $500M Credit Facility by the total commitments.

The $500M Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other customary covenants for facilities of this type.

The $500M Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $500M Credit Facility and cross-default provisions in the event we or any of our subsidiaries defaults on indebtedness in a principal amount in excess of $100 million or receives judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days.

Long-Term Debt-Related Activities in 2024

Senior Secured Notes Issuances

Issuance of 2024 NPA Notes

On April 24, 2024, we issued $100 million aggregate principal amount of 5.00% Senior Secured Notes, Series F, due May 1, 2029 (Series F Notes) and $50 million aggregate principal amount of 5.49% Senior Secured Notes, Series G, due May 1, 2054 (Series G Notes, and together with the Series F Notes, the 2024 NPA Notes). The 2024 NPA Notes were issued pursuant to the Note Purchase Agreement, dated March 27, 2024, between Oncor and the purchasers named therein (2024 NPA). We used the proceeds from the sale of the 2024 NPA Notes for general corporate purposes, including to repay CP Notes then outstanding.

The Series F Notes bear interest at a rate of 5.00% per annum and mature on May 1, 2029. The Series G Notes bear interest at a rate of 5.49% per annum and mature on May 1, 2054. Interest on the 2024 NPA Notes is payable semi-annually on May 1 and November 1, beginning November 1, 2024. Prior to April 1, 2029 in the case of the Series F Notes and November 1, 2053 in the case of the Series G Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after April 1, 2029 in the case of the Series F Notes and November 1, 2053 in the case of the Series G Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 2024 NPA contains customary covenants, restricting, subject to certain exceptions, us from, among other things, entering into mergers and consolidations, and sales of substantial assets. In addition, the 2024 NPA requires that we maintain a consolidated senior debt to consolidated total capitalization ratio of no greater than 0.65 to 1.00.

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

We intend to allocate/disburse the net proceeds from the sale of the Euro Notes, or an amount equal to the net proceeds from the sale of the Euro Notes, to finance and/or refinance, in whole or in part, investments in or expenditures on one or more new and/or existing eligible green projects in accordance with our sustainable financing framework. Eligible green projects will include new and/or existing projects which fall into one or more of the eligible categories of renewable energy, energy efficiency and climate change adaptation, and also meet the eligibility criteria set forth in the applicable offering documents. Prior to the allocation/disbursement of the full amount of the net proceeds from the sale of the Euro Notes to eligible green projects, we temporarily applied such net proceeds to repay $400 million aggregate principal amount outstanding under the AR Facility, which amount reflected the entire amount then outstanding, and to repay CP Notes then outstanding.

The Euro Notes bear interest at a rate of 3.50% per annum and mature on May 15, 2031. Interest on the Euro Notes accrued from the date of the original issuance and is payable annually on May 15 of each year, beginning on May 15, 2025. Prior to February 15, 2031, we may redeem the Euro Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after February 15, 2031, we may redeem the Euro Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Euro Notes, plus accrued and unpaid interest. We may also redeem the Euro Notes for cash in whole, but not in part, at the redemption price equal to 100% of the principal amount of the Euro Notes, plus accrued and unpaid interest, if certain tax events occur that would obligate us to pay certain additional amounts.

Issuance of Senior Secured Notes Under Indenture (2054 Notes)

On June 21, 2024, we issued $750 million aggregate principal amount of 5.55% Senior Secured Notes due June 15, 2054 (2054 Notes). The 2054 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. We used the net proceeds from the sale of the 2054 Notes for general corporate purposes, including to repay CP Notes then outstanding.

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

Issuance of Senior Secured Notes Under Indenture (the Outstanding 2029 Notes)

On November 13, 2024, we issued $550 million aggregate principal amount of 4.65% Senior Secured Notes due November 1, 2029 (the Outstanding 2029 Notes). The Outstanding 2029 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. We used the net proceeds from the sale of the Outstanding 2029 Notes for general corporate purposes, including to repay the full amount then outstanding under the AR Facility and a portion of CP Notes then outstanding.

The Outstanding 2029 Notes bear interest at a rate of 4.65% per annum and mature on November 1, 2029. Interest on the Outstanding 2029 Notes accrued from November 13, 2024 and will be payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2025. Prior to October 1, 2029, we may redeem the Outstanding 2029 Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after October 1, 2029, we may redeem the Outstanding 2029 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Outstanding 2029 Notes, plus accrued and unpaid interest.

Senior Secured Notes Repayment

We repaid in full at maturity the $500 million aggregate principal amount of our 2.75% Senior Secured Notes due June 1, 2024, plus accrued and unpaid interest on such notes.

AR Facility

The following table summarizes the activity under the AR Facility in 2024:

Borrowing (Repayment) Amounts
Balance at December 31, 2023	$-
Borrowing on January 30, 2024	300
Borrowing on April 29, 2024	100
Repayment on May 21, 2024	(400)
Borrowing on June 27, 2024	140
Borrowing on August 30, 2024	235
Borrowing on September 30, 2024	125
Repayment on November 13, 2024	(500)
Balance at December 31, 2024	$-

At December 31, 2024, the borrowing base for the AR Facility was $500 million and no borrowings were outstanding under the AR Facility.

$500M Credit Facility

The following table summarizes the activity under the $500M Credit Facility in 2024:

Borrowing (Repayment) Amounts
Borrowing on February 28, 2024	$220
Borrowing on March 28, 2024	280
Repayment on December 30, 2024	(20)
Balance at December 31, 2024	$480

Maturities

Long-term debt maturities at December 31, 2024, are as follows:

Years	Amounts (a)
2025	$974
2026	238
2027	480
2028	1,250
2029	968
Thereafter	11,483
Total	$15,393

____________

(a)Excludes debt discounts, debt premiums and debt issuance costs, but includes the remeasurement adjustment related to the Euro Notes.

Fair Value of Long-Term Debt

At December 31, 2024 and 2023, the estimated fair value of our long-term debt (including current maturities) totaled $13.446 billion and $12.798 billion, respectively, and the carrying amount totaled $15.234 billion and $13.294 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

Long-Term Debt-Related Activities in 2025

Issuance of Senior Secured Notes Under Indenture (the New 2029 Notes) — On January 14, 2025, we issued $100 million aggregate principal amount of our 4.65% Senior Secured Notes due 2029 (the New 2029 Notes). The New 2029 Notes constitute an additional issuance of our Outstanding 2029 Notes, $550 million of which we previously issued on November 13, 2024 and are currently outstanding. The New 2029 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. We used the net proceeds from the sale of the New 2029 Notes for general corporate purposes, including to repay a portion of CP Notes then outstanding.

The New 2029 Notes bear interest at a rate of 4.65% per annum and mature on November 1, 2029. Interest on the New 2029 Notes accrued from November 13, 2024 and will be payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2025. Prior to October 1, 2029, we may redeem the New 2029 Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after October 1, 2029, we may redeem the New 2029 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the New 2029 Notes, plus accrued and unpaid interest.

Subsequent Borrowing under AR Facility — On January 30, 2025, we borrowed $300 million aggregate principal amount under the AR Facility. We used the net proceeds from the borrowing for general corporate purposes, including to repay a portion of CP Notes then outstanding.

Issuance of 2025 NPA Notes — On January 30, 2025, we issued $250 million aggregate principal amount of 5.15% Senior Secured Notes, Series H, due May 1, 2029 (the Series H Notes). The Series H Notes were issued pursuant to the Note Purchase Agreement, dated January 30, 2025, between Oncor and the purchasers named therein (2025 NPA). We used the proceeds from the sale of the Series H Notes for general corporate purposes, including to repay a portion of CP Notes then outstanding. The 2025 NPA provides for, subject to the satisfaction of the certain customary closing conditions specified therein, our future issuance of $150 million aggregate principal amount of 5.59% Senior Secured Notes, Series I, due May 1, 2034 (the Series I Notes) on or prior to February 28, 2025. Collectively, the Series H Notes and the Series I Notes are referred to as the 2025 NPA Notes.

The Series H Notes bear interest at a rate of 5.15% per annum and mature on May 1, 2029. Interest on the Series H Notes accrued from January 30, 2025 and will be payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2025. When issued, the Series I Notes will bear interest at a rate of 5.59% per annum and mature on May 1, 2034. Interest on the Series I Notes will accrue from the date of their issuance in February and will be payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2025. Prior to April 1, 2029 in the case of the Series H Notes and April 1, 2034 in the case of the Series I Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after April 1, 2029 in the case of the Series H Notes and April 1, 2034 in the case of the Series I Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 2025 NPA contains customary covenants, restricting, subject to certain exceptions, us from, among other things, entering into mergers and consolidations, and sales of substantial assets. In addition, the 2025 NPA requires that we maintain a consolidated senior debt to consolidated total capitalization ratio of no greater than 0.65 to 1.00.

The 2025 NPA also contains customary events of default, including the failure to pay principal or interest on the 2025 NPA Notes when due, among others. If any such event of default occurs and is continuing, among other remedies provided in the 2025 NPA, the outstanding principal of the 2025 NPA Notes may be declared due and payable.

$1B Credit Facility — On February 20, 2025, we entered into an unsecured revolving $1B Credit Facility. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2028. The $1B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $1B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

Borrowings under the $1B Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.750% and 1.250%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.25%, depending on certain credit ratings assigned to our debt. The $1B Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

A commitment fee is payable quarterly in arrears and upon termination or reduction of the revolving commitments at a rate per annum equal to between 0.040% and 0.150%, depending on certain credit ratings assigned to our debt, of the commitments under the $1B Credit Facility.

The $1B Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other customary covenants for facilities of this type.

The $1B Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $1B Credit Facility and cross-default provisions in the event we or certain of our subsidiaries defaults on indebtedness in a principal amount in excess of $150 million that results in acceleration of the maturity of such indebtedness or receives judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days.

2025 Notes Redemption — On February 12, 2025, the trustee under the indenture governing our 2.95% Senior Secured Notes due 2025 (2025 Notes) delivered a notice of redemption on our behalf to the holders of our outstanding 2025 Notes. The 2025 Notes mature on April 1, 2025. The notice provides that we will redeem the entire $350 million aggregate principal amount outstanding of the 2025 Notes. The redemption date will be March 14, 2025 and the redemption price will be equal to 100% of the principal amount of the 2025 Notes, plus accrued interest to, but not including, the redemption date. Upon the redemption of the 2025 Notes, none of the 2025 Notes will remain outstanding.

7.COMMITMENTS AND CONTINGENCIES

Leases

General

A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At December 31, 2024 and 2023, we had $3 million and $4 million, respectively, in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases solely for rate-making purposes as required by PURA. We generally recognize operating lease costs on a straight-line basis over the lease term in operating expenses. We are not a lessor to any material lease contracts.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following table presents GAAP operating lease related balance sheet information:

	At December 31,
	2024	2023
ROU assets:
Operating lease ROU and other assets (noncurrent)	$209	$122

Lease liabilities:
Operating lease and other current liabilities	$41	$35
Operating lease and other obligations (noncurrent)	193	112
Total operating lease liabilities	$234	$147

Weighted-average remaining lease term (in years)	7	6
Weighted-average discount rate	3.7%	2.8%

The following table presents costs related to lease activities:

	Years Ended December 31,
	2024	2023	2022
Operating lease costs (including amounts allocated to property, plant and equipment)	$31	$53	$52
Short-term lease costs	20	13	9
Total operating lease costs	$51	$66	$61

The following table presents lease related cash flows and other information:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$56	$47	$49

ROU assets obtained in exchange for operating lease obligations (noncash)	$129	$19	$42

The following table presents the maturity analysis of our operating lease liabilities and reconciliation to the present value of lease liabilities:

Years	Amounts (a)
2025	$50
2026	39
2027	34
2028	29
2029	20
Thereafter	111
Total undiscounted lease payments	283
Less imputed interest	(49)
Total operating lease obligations	$234

____________

(a)Excludes the effects of a ten-year operating lease liability entered into in 2024 that commenced in January 2025. The future minimum lease payments under the lease agreement are estimated to be $1 million each year for 2025 through 2029 and $7 million thereafter (through expiration in 2034) for the lease.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of December 31, 2024, the Texas State Comptroller’s office was conducting two sales and use tax audits for audit periods covering July 2013 through December 2017 and January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolutions of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

In January 2024, we reached a final settlement agreement with the Texas State Comptroller’s office for the sales and use tax audit for the January 2010 through June 2013 audit period that resulted in a $63 million refund, net of consulting fees. The effects of the net settlement recorded in the first quarter of 2024 reflect a $53 million reduction in property, plant and equipment in the Consolidated Balance Sheets related to sales tax previously capitalized and a $10 million decrease in operation and maintenance expense in the Statements of Consolidated Income related to sales tax previously expensed.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand and consumption efficiencies to satisfy ongoing regulatory requirements. The requirement for the year 2025 is $55 million, which is recoverable through EECRF rates.

Legal/Regulatory Proceedings

See Note 2 above for additional information regarding certain regulatory proceedings. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows.

Labor Contracts

At December 31, 2024, approximately 16% of our full-time employees were represented by a labor union and covered by a collective bargaining agreement that expires in October 2026.

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

8. MEMBERSHIP INTERESTS

Contributions

On February 14, 2025, we received cash capital contributions from our members totaling $605 million. During 2024, we received the following cash capital contributions from our members.

Receipt Dates	Amounts
February 16, 2024	$240
May 3, 2024	$240
July 31, 2024	$240
October 31, 2024	$114
December 20, 2024	$377

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At December 31, 2024, our regulatory capitalization was 56.1% debt to 43.9% equity and as a result we had $686 million available to distribute to our members without exceeding our authorized debt-to-equity ratio.

On February 13, 2025, our board of directors declared, and we paid, a cash distribution of $177 million. During 2024, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 14, 2024	February 15, 2024	$125
April 30, 2024	May 1, 2024	$126
July 30, 2024	July 30, 2024	$125
December 9, 2024	December 19, 2024	$377

AOCI

The following table presents the changes to AOCI for the years ended December 31, 2024, 2023 and 2022 net of tax:

	Cash Flow Hedges – Interest Rate Swap	Defined Benefit Pension and OPEB Plans	AOCI
Balance at December 31, 2021	$(36)	$(95)	$(131)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	2	-	2
Defined benefit pension plans	-	(33)	(33)
Balance at December 31, 2022	(34)	(128)	(162)
Cash flow hedge amounts reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	3	-	3
Cash flow hedges – loss on settlement (net of tax benefit of $1)	(3)	-	(3)
Defined benefit pension plans	-	(18)	(18)
Balance at December 31, 2023	(34)	(146)	(180)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax expense $1)	3	-	3
Cash flow hedges – loss on settlement of interest rate hedge transactions (net of tax benefit of $3)	(12)	-	(12)
Fair value hedges – unrealized gain on cross-currency swaps attributable to excluded components (net of tax expense of $1)	2	-	2
Defined benefit pension plans	-	3	3
Balance at December 31, 2024	$(41)	$(143)	$(184)

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts deferred are ultimately subject to regulatory approval. At December 31, 2024 and 2023, we had recorded net regulatory assets totaling $242 million and $291 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service are not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA. Employees do not contribute to either plan. These pension plans provide benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. The weighted-average interest crediting rate assumption for the Cash Balance Formula was 3.5% for 2024. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

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

At December 31, 2024, the pension plans’ projected benefit obligation included a net actuarial gain of $134 million attributable primarily to an increase in discount rates due to changes in the corporate bond markets, partially offset by actuarial assumption updates to reflect recent demographic experience and current market conditions and plan experience different than expected.

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

At December 31, 2024, the OPEB Plans’ projected benefit obligation included a net actuarial gain of $15 million attributable primarily to increasing discount rates due to changes in the corporate bond markets and plan experience different than expected, partially offset by losses attributable to updates to health care assumptions.

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension plans and OPEB Plans information is based on December 31, 2024, 2023 and 2022 measurement dates:

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	4.77%	4.94%	2.75%	4.99%	5.19%	2.91%
Expected return on plan assets	5.83%	6.04%	4.70%	6.72%	6.94%	5.61%
Rate of compensation increase	5.65%	5.34%	4.98%	N/A	N/A	N/A

Components of Net Pension and OPEB Costs:
Service cost	$25	$23	$31	$2	$2	$4
Interest cost (a)	120	123	90	31	33	25
Expected return on assets (a)	(115)	(125)	(104)	(7)	(7)	(8)
Amortization of net loss (gain) (a)	4	1	32	(7)	(33)	(1)
Net pension and OPEB costs	34	22	49	19	(5)	20
Net adjustments (b)	(10)	6	(6)	(10)	21	11
Net pension and OPEB costs recognized as operation and maintenance expense or other deductions	$24	$28	$43	$9	$16	$31

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net (gain) loss	$(12)	$27	$50	$(15)	$(11)	$(157)
Amortization of net (loss) gain	(4)	(1)	(32)	7	33	1
Total recognized as regulatory assets or other comprehensive income	(16)	26	18	(8)	22	(156)
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$8	$54	$61	$1	$38	$(125)

____________

(a)The components of net costs other than service cost component are recorded in “Other deductions and (income) – net” in Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, regulatory asset or regulatory liability.

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	5.46%	4.77%	4.94%	5.65%	4.99%	5.19%
Rate of compensation increase	5.57%	5.65%	5.34%	N/A	N/A	N/A

	Pension Plans		OPEB Plans
	Years Ended December 31,		Years Ended December 31,
	2024	2023	2024	2023
Change in Projected Benefit Obligation (PBO) for Pension Plans/Accumulated Postretirement Benefit Obligation (APBO) for OPEB Plans:
PBO/APBO at beginning of year	$2,615	$2,567	$654	$664
Service cost	25	23	2	2
Interest cost	120	123	31	33
Participant contributions	-	-	20	20
Actuarial (gain) loss	(134)	63	(15)	(2)
Benefits paid	(166)	(161)	(65)	(63)
PBO/APBO at end of year	$2,460	$2,615	$627	$654
Accumulated benefit obligation (ABO) at end of year	$2,360	$2,502	N/A	N/A

Change in Plan Assets:
Fair value of assets at beginning of year	$1,822	$1,817	$116	$120
Actual return (loss) on assets	(7)	161	7	15
Employer contributions	90	5	23	24
Participant contributions	-	-	20	20
Benefits paid	(166)	(161)	(65)	(63)
Fair value of assets at end of year	$1,739	$1,822	$101	$116

Funded Status:
Projected benefit obligation at end of year	$(2,460)	$(2,615)	$(627)	$(654)
Fair value of assets at end of year	1,739	1,822	101	116
Funded status at end of year	$(721)	$(793)	$(526)	$(538)

	Pension Plans		OPEB Plans
	At December 31,		At December 31,
	2024	2023	2024	2023
Amounts Recognized in the Balance Sheet Consist of:
Assets:
Other noncurrent assets	$29	$23	$-	$-
Regulatory assets (a)	331	346	-	-
Total assets recognized	$360	$369	$-	$-
Liabilities:
Other current liabilities	$(6)	$(5)	$(13)	$(13)
Other noncurrent liabilities	(744)	(811)	(513)	(525)
Regulatory liabilities	-	-	(165)	(157)
Total liabilities recognized	$(750)	$(816)	$(691)	$(695)
Accumulated other comprehensive net loss (income) (a)	$144	$145	$(1)	$(1)

____________

(a)Reflects a $20 million reclassification related to certain employee retirement liabilities from regulatory assets to other comprehensive income in the first quarter of 2023, recorded as a result of the final order in our comprehensive base rate review (PUCT Docket No. 53601).

The following table provides information regarding the assumed health care cost trend rates.

	Years Ended December 31,
	2024	2023	2022
Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	7.40%	7.40%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2034	2033	2032

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	10.10%	8.80%	8.30%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2034	2033	2032

The following table provides information regarding pension plans with PBO and ABO in excess of the fair value of plan assets.

	At December 31,
	2024	2023
Pension Plans with PBO and ABO in Excess of Plan Assets (a):
PBO	$2,460	$2,615
ABO	$2,360	$2,502
Fair value of plan assets	$1,739	$1,822

_________

(a)PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan are included. Oncor’s obligations with respect to the Vistra Retirement Plan are overfunded. As of December 31, 2024, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $130 million, $129 million and $159 million, respectively. As of December 31, 2023, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $142 million, $141 million and $165 million, respectively.

The following table provides information regarding OPEB Plans with APBO in excess of the fair value of plan assets.

	At December 31,
	2024	2023
OPEB Plans with APBO in Excess of Plan Assets:
APBO	$627	$654
Fair value of plan assets	$101	$116

Pension Plans and OPEB Plans Investment Strategy and Asset Allocations

Our investment objective for the retirement plans is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions. Equity securities are held to achieve returns in excess of passive indexes by participating in a wide range of investment opportunities. International equity, real assets, credit strategies (high yield bonds, emerging market debt and bank loans), hedge fund, private equity and private credit are used to further diversify the equity portfolio. International equity securities may include investments in both developed and emerging international markets. Fixed income securities include primarily corporate bonds from a diversified range of companies, U.S. Treasuries and agency securities and money market instruments. Our investment strategy for fixed income investments is to maintain a high-grade portfolio of securities, which assists us in managing the volatility and magnitude of plan contributions and expense while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses.

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the regulated utility service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the service portion of plan obligations not related to Oncor’s regulated utility business. Each pool is invested in a broadly diversified portfolio as shown below. The second pool represents 26% of total investments at December 31, 2024.

The target asset allocation ranges of the pension plans’ investments by asset category are as follows:

	Target Allocation Ranges
Asset Category	Regulated Utility Service Pool	Non-Regulated Service Pool
International equities	5% - 13%	2% - 8%
U.S. equities	13% - 21%	7% - 13%
Real assets	7% - 17%	0% - 6%
Credit strategies	0% - 10%	0% - 6%
Private credit	0% - 10%	0%
Private equity	0% - 10%	0%
Hedge funds	0% - 10%	0%
Fixed income	38% - 48%	77% - 85%

Our investment objective for the OPEB Plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2024 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2024 and 2023, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$-	$54	$-	$54
Equity securities:
U.S.	28	1	-	29
International	58	-	-	58
Fixed income securities:
Corporate bonds (a)	-	524	-	524
Other (b)	-	31	-	31
Total assets in the fair value hierarchy	$86	$610	$-	696
Total assets measured at NAV (c)				1,043
Total fair value of plan assets				$1,739

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Asset Category
Equity securities:
U.S.	$44	$1	$-	$45
International	75	-	-	75
Fixed income securities:
Corporate bonds (a)	-	501	-	501
Other (b)	-	104	-	104
Total assets in the fair value hierarchy	$119	$606	$-	725
Total assets measured at NAV (c)				1,097
Total fair value of plan assets				$1,822

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

Fair Value Measurement of OPEB Plans’ Assets

At December 31, 2024 and 2023, the OPEB Plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$9	$1	$-	$10
Equity securities:
U.S.	11	-	-	11
International	11	-	-	11
Fixed income securities:
Corporate bonds (a)	-	25	-	25
Other (b)	9	2	-	11
Total assets in the fair value hierarchy	$40	$28	$-	68
Total assets measured at NAV (c)				33
Total fair value of plan assets				$101

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$11	$1	$-	$12
Equity securities:
U.S.	14	-	-	14
International	12	-	-	12
Fixed income securities:
Corporate bonds (a)	-	31	-	31
Other (b)	9	4	-	13
Total assets in the fair value hierarchy	$46	$36	$-	82
Total assets measured at NAV (c)				34
Total fair value of plan assets				$116

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

Pension Plans
Asset Class	Expected Long-Term Rate of Return
International equity securities	6.88%
U.S. equity securities	7.08%
Real assets	7.76%
Credit strategies	7.40%
Private Equity	10.10%
Hedge Funds	7.30%
Private Debt	8.20%
Fixed income securities	5.40%
Weighted average (a)	6.33%

_____________

(a)The 2025 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 5.97%, and for Oncor’s obligations with respect to the Vistra Retirement Plan is 6.73%.

OPEB Plans
Asset Class	Expected Long-Term Rate of Return
401(h) accounts	7.38%
Life insurance VEBA	6.94%
Union VEBA	6.94%
Non-union VEBA	4.30%
Shared retiree VEBA	4.30%
Weighted average	7.11%

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

Assumed Discount Rate

For the Oncor Retirement Plan at December 31, 2024, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2024 consisted of 1,291 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings. For Oncor’s obligations with respect to the Vistra Retirement Plan and the OPEB Plans at December 31, 2024, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2024 consisted of 490 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Future Pension Plans and OPEB Plans Cash Contributions

Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans, is expected to total $193 million and $25 million, respectively, in 2025 and approximately $562 million and $144 million, respectively, in the five-year period 2025 to 2029. We may also elect to make additional discretionary contributions based on market and/or business conditions.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2025	2026	2027	2028	2029	2030-34
Pension plans	$188	$192	$193	$193	$192	$926
OPEB Plans	$46	$47	$48	$49	$49	$242

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, the Oncor Thrift Plan, which is a participant-directed defined contribution plan subject to the provisions of ERISA and intended to qualify under Section 401(a) of the Code, and to meet the requirements of Code Sections 401(k) and 401(m). Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law. Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Our contributions to the Oncor Thrift Plan totaled $32 million, $29 million and $26 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Amounts payable to (receivable from) members related to income taxes under the agreement and reported on our balance sheet consisted of the following:

	At December 31,
	2024			2023
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(24)	$(6)	$(30)	$(3)	$(1)	$(4)
Texas margin tax payable	29	-	29	27	-	27
Net payable (receivable)	$5	$(6)	$(1)	$24	$(1)	$23

Cash payments made to our members related to income taxes consisted of the following:

	Years Ended December 31,
	2024			2023			2022
	STH	Texas Transm.	Total	STH	Texas Transm.	Total	STH	Texas Transm.	Total
Federal income taxes	$36	$9	$45	$87	$22	$109	$79	$20	$99
Texas margin taxes	29	-	29	28	-	28	24	-	24
Total payments	$65	$9	$74	$115	$22	$137	$103	$20	$123

•Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT, Inc., we entered into an operation agreement with Sharyland under which we provide certain operations services to Sharyland at cost with no markup or profit. Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $17 million, $16 million and $11 million in the years ended December 31, 2024, 2023 and 2022, respectively. We provided certain operation services to Sharyland in the amount of $586,000, $659,000 and $639,000 in the years ended December 31, 2024, 2023 and 2022, respectively.

•We paid Sempra $108,000, $105,000 and $103,000 for the years ended December 31, 2024, 2023 and 2022, respectively, for tax consulting and related services.

See Notes 1, 4, and 8 for information regarding the tax sharing agreement and distributions to members.

11. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected debt financings. We utilize derivative instruments to help mitigate our exposure to interest rate risk related to our forecasted issuances of debt. We also utilize, and expect to continue to utilize, derivate instruments to manage our risk exposure to foreign currency exchange rates related to debt denominated in foreign currencies, including our current Euro Notes.

Interest Rate Derivatives

We may utilize interest rate derivative instruments, typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings. We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. Designating interest rate derivative instruments as cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that the future cash flows of interest payments may vary, and other criteria. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income or loss. Amounts remain in AOCI and are reclassified into net income as the interest expense on the related debt affects net income.

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

In the fourth quarter of 2024, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of five-year senior secured notes. The hedges were terminated in November 2024 upon the issuance of our 2029 Notes and a $1 million (approximately $1 million net of tax) gain was reported in other comprehensive (loss) income. The accumulated other comprehensive gain will be reclassified into net income as a decrease in interest expense over the life of the 2029 Notes.

There was approximately $4 million of the amount reported in accumulated other comprehensive loss at December 31, 2024 related to the interest rate hedges entered into in 2024, as well as interest rate hedges entered into in prior years to be reclassified into net income as an increase to interest expense within the next 12 months. There were no interest rate derivatives outstanding at December 31, 2024.

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

Foreign Currency Exchange Rate Hedge Transactions

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. At December 31, 2024, we recorded a $21 million fair value loss of the cross-currency swaps. The fair value gain/loss on cross-currency swaps attributable to changes in the foreign currency exchange rate was recorded in the income statement offsetting the loss/gain due to remeasurement of Euro Notes, resulting in no impact on earnings attributable to change in foreign currency exchange rate. The amount attributable to excluded components at December 31, 2024 was $3 million ($2 million net of tax) and was reported in other comprehensive income or loss in 2024.

At December 31, 2024, the following foreign currency derivatives designated as fair value hedges of the Euro Notes were outstanding:

						Years Ended December 31, 2024
	Notional Amount	Pay Rate	Receive Amount	Receive Rate	Maturity	Fair Value Loss
Cross-currency swaps (a)	$542	5.371%	€500 million	3.50%	2031	$(21)

___________

(a)Notional amount reflects the aggregate amount we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amount to the counterparties of the cross-currency swaps. As a result of the cross-currency swaps relating to the Euro Notes, our all-in U.S. dollar fixed-rate coupon on the U.S. dollar notional amount is 5.371%.

Derivative Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of December 31, 2024:

		At December 31, 2024
	Balance Sheet Location	Fair Value of Derivative Liabilities
Cross-currency swaps	Operating lease and other obligations	$21

The table below provides the related income statement impacts of derivative activity at December 31, 2024:

	Income Statement Location	Years Ended December 31, 2024
Cross-currency swaps	Other (income) and deductions – net (a)	$24

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

12. SEGMENT REPORTING

We are managed as an integrated business that provides regulated electricity transmission and distribution services. As a result, we have one operating segment of electricity transmission and distribution; consequently, there is only one reportable segment. The segment of electricity transmission and distribution services derives revenues from tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to end-use consumers.

Our chief executive has been determined to be the CODM. Oncor’s CODM views net income as the measure of profit or loss in assessing financial performance. In addition, for resource allocation determinations, Oncor’s CODM considers the capital expenditures plan progress, safety and reliability performance, customer satisfaction and affordability, and regulatory requirements.

The measure of segment assets is reported on the balance sheet as total assets. The following table presents information of the reported segment’s net income, including significant expenses, for the reporting periods.

__

	Years Ended December 31,
	2024	2023	2022
Segment operating revenues	$6,082	$5,586	$5,243
Less:
Wholesale transmission service	1,394	1,291	1,162
Base operation and maintenance, and administrative expenses (a)	1,013	973	906
Regulatory asset/liability amortization and cost of service accruals (b)	309	258	174
Depreciation and amortization	1,060	978	904
Property taxes	253	241	258
Gross receipts and franchise taxes	295	293	285
Other (income) and deductions (c)	(41)	(12)	11
Provision in lieu of income taxes	206	177	191
Interest expense and related charges - net (d)	625	523	447
Segment net income	$968	$864	$905

_________

(a)Includes operation and maintenance expenses (excluding regulatory asset/liability amortization and cost of service accruals), payroll taxes and other miscellaneous expenses.

(b)Includes effects of current rate provisions for (i) self-insurance reserve, employee retirement and other regulatory assets/liabilities being amortized (see Note 2) and (ii) provisions for current self-insured losses and recoverable employee retirement costs.

(c)Includes non-service costs associated with recoverable pension and OPEB, non-recoverable pension and OPEB expenses, gains on sale of non-utility property and AFUDC-equity income.

(d)Includes interest expenses and related charges, and net interest and investment income.

13. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Years Ended December 31,
	2024	2023	2022
Professional fees	$6	$8	$7
Recoverable Pension and OPEB – non-service costs	17	32	56
Non-recoverable pension and OPEB	(1)	(3)	2
Gain on sale of non-utility property	(1)	(9)	(12)
AFUDC – equity income	(60)	(50)	(36)
Interest and investment (income) loss – net	(28)	(13)	2
Other	4	4	1
Total other (income) and deductions – net	$(63)	$(31)	$20

Interest Expense and Related Charges

	Years Ended December 31,
	2024	2023	2022
Interest	$683	$552	$453
Amortization of discount, premium and debt issuance costs	14	13	10
Less AFUDC – capitalized interest portion	(44)	(29)	(18)
Total interest expense and related charges	$653	$536	$445

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At December 31,
	2024	2023
Accounts receivable	$987	$958
Allowance for uncollectible accounts	(17)	(14)
Accounts receivable – net	$970	$944

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 22% and 19%, respectively, of our accounts receivable balance at December 31, 2024 and 22% and 20%, respectively, of the accounts receivable balance at December 31, 2023. No other customer represented 10% or more of the total accounts receivable during such periods.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At December 31,
	2024	2023
Insurance prepayments	$27	$9
Local franchise tax prepayments	79	78
Other	18	14
Prepayments and other current assets	$124	$101

Investments and Other Property

Investments and other property reported on our balance sheet consist of the following:

	At December 31,
	2024	2023
Assets related to employee benefit plans (a)	$172	$137
Non-utility property – land	10	19
Other	1	2
Total investments and other property	$183	$158

____________

(a)The majority of these assets, which are held in rabbi trusts, represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. At December 31, 2024 and 2023, the face amount of these policies totaled $205 million and $191 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $121 million and $100 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Consolidated VIE

Receivables LLC is considered a VIE under ASC 810. We are the primary beneficiary of this VIE because we have the power to direct AR Facility related activities of the VIE, the obligation to absorb losses and the right to receive benefits that could be significant to the VIE. See Note 6 for more information on the AR Facility. As a result, we consolidate Receivables LLC. Receivables LLC’s assets and liabilities on the balance sheets consisted of the following:

	At December 31,
	2024	2023
Assets:
Cash and cash equivalents	$5	$-
Advances to affiliate	4	-
REP Accounts receivable – net	622	638
Income tax receivable	5	4
Unamortized AR Facility costs	1	2
Total assets	$637	$644

Property, Plant and Equipment – Net

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Average Life of Depreciable Plant at December 31, 2024	2024	2023
Assets in service:
Distribution	2.7% / 36.5 years	$20,880	$18,865
Transmission	2.4% / 41.9 years	16,599	15,001
Other assets	8.1% / 12.3 years	2,238	2,097
Total		39,717	35,963
Less accumulated depreciation		9,723	9,301
Net of accumulated depreciation		29,994	26,662
Construction work in progress		1,704	1,339
Held for future use		71	56
Property, plant and equipment – net		$31,769	$28,057

Depreciation expense as a percent of average depreciable property approximated 2.6% and 2.7% for the years ended December 31, 2024 and 2023, respectively.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2024			At December 31, 2023
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$705	$134	$571	$679	$127	$552
Capitalized software and other	1,311	450	861	1,238	416	822
Total	$2,016	$584	$1,432	$1,917	$543	$1,374

Aggregate amortization expense for intangible assets totaled $114 million, $97 million and $76 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the weighted average remaining useful lives of capitalized land easements and software were 82 years and 7 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years	Amortization Expenses
2025	$131
2026	$131
2027	$131
2028	$131
2029	$131

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2024 and 2023. See Note 1 regarding goodwill impairment assessment and testing.

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At December 31,
	2024	2023
Operating lease liabilities	$193	$112
Investment tax credits	2	3
Customer advances for construction – noncurrent	199	105
Litigation claim obligations	3	6
Fair value of derivative liabilities	21	-
Other	77	79
Total operating lease and other obligations	$495	$305

Supplemental Cash Flow Information

	Years Ended December 31,
	2024	2023	2022
Cash payments related to:
Interest	$632	$519	$441
Less capitalized interest	(44)	(29)	(18)
Interest payments (net of amounts capitalized)	$588	$490	$423

Amount in lieu of income taxes (a):
Federal	$45	$109	$99
State	29	28	24
Total payments in lieu of income taxes	$74	$137	$123

Noncash investing activities:
Construction expenditures financed through accounts payable (b)	$422	$319	$305
Noncash land swap	$10	$-	$-

_______________

(a) See Note 10 for income tax related detail.

(b) Represents end-of-period accruals.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2024 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2024, Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

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

February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report, dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2025

Item 9B.OTHER INFORMATION

(a)During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names, ages (as of February 25, 2025) and information about our current directors, as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Justin C. Bird (1)(2)(4)	54

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

Robert A. Estrada (1)	78

Robert A. Estrada has served as a member of our board of directors since October 2007. Mr. Estrada co-founded Estrada Hinojosa & Company, Inc., an investment banking firm specializing in public finance, and served in various roles at the firm from its founding in 1992 until his retirement in August 2024, including senior advisor, chairman emeritus, chairman of the board, president, chief executive officer and chief compliance officer. Mr. Estrada currently serves on the boards of directors of several civic and arts organizations. He also previously served on the University of Texas System Board of Regents, as a member of the board of directors of the Federal Reserve Bank of Dallas, and as a member of the board of directors of the Student Loan Marketing Association (Sallie Mae).

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

Printice L. Gary (1)(2)	78

Printice L. Gary has served as a member of our board of directors since February 2014. Mr. Gary is the founding partner, and, since its founding in 1991, has served as the chief executive officer, of Carleton Residential Properties, a real estate firm engaged in investing, developing, general contracting and asset management of properties throughout Texas and the Southwest. His prior business experience includes serving as a Texas division partner for multi-family development with Trammel Crow Residential from 1985 to 1991 and serving as the president of Centex Corporation’s homebuilding and mortgage banking subsidiary, Fox & Jacobs Homes, from 1978 to 1985. Mr. Gary currently serves on the board of directors of Oncor Holdings and Preservation of Affordable Housing Inc. (Boston, Massachusetts). He also previously served on the board of directors of the National Equity Fund, Inc. and the governing bodies of various state entities pursuant to appointments by Governors of Texas, including the board of directors of the University of Texas Investment Management Company, the University of Texas System Board of Regents, the University of Texas System Board for Lease of University Lands, the Texas State Tax Reform Commission, and the North Texas Tollway Authority.

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

Margaret S. C. Keliher (1)	70

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

We believe Ms. Keliher’s extensive business and civic experience is important to Oncor in her role as a member of our board of directors. In addition, her appointments as Judge and a member of the Trinity River Authority of Texas add to her extensive experience and leadership skills she provides to our board. Ms. Keliher has also served on the boards of several non-profit and civic organizations, which has given her strong experience in corporate governance matters.

Timothy A. Mack (1)(3)(4)	72

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

Jeffrey W. Martin (3)	63

Jeffrey W. Martin has served as a member of our board of directors since March 2018. Mr. Martin has served as chief executive officer and a member of the board of directors of Sempra (NYSE: SRE) since May 2018, has served as chairman of Sempra since December 2018, and also has served as president of Sempra since March 2020. Mr. Martin served as executive vice president and chief financial officer of Sempra from January 2017 to April 2018. Mr. Martin served at San Diego Gas & Electric Company (SDGE), an indirect subsidiary of Sempra, as chief executive officer and as a director beginning in January 2014. In addition to those roles at SDGE, Mr. Martin was appointed as SDGE’s president in October 2015 and as its chairman in November 2015, serving in each of these offices through December 2016. From 2010 to 2013, Mr. Martin served as chief executive officer and president of Sempra U.S. Gas & Power (USGP), a previous business unit of Sempra, and USGP’s predecessor organization, Sempra Generation. Earlier he served as the vice president of investor relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin currently serves on the board of directors of Oncor Holdings and the American Petroleum Institute. He also is a governor of the Oil and Gas community and a member of the Electricity Industry community for the World Economic Forum and represents Sempra as part of the International Business Council of the World Economic Forum. He previously served on the boards of directors of Southern California Gas Company, an indirect subsidiary of Sempra, the Edison Electric Institute, Business Roundtable, California Chamber of Commerce and National Association of Manufacturers and on the board of trustees of the University of San Diego.

Mr. Martin was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the LLC Agreement to designate two directors. We believe Mr. Martin’s extensive financial, management, and operations experience is important to Oncor in his role as a member of our board of directors. In addition, his extensive knowledge and experience in utility and energy infrastructure matters brings great value to our board of directors and our company.

Helen M. Newell (1)(4)	56

Helen M. Newell has served as a member of our board of directors since July 2019. Ms. Newell has served as managing director – infrastructure for GIC Special Investments Pte Ltd (GICSI) focused on asset management in the Americas since June 2022. Prior to serving in this role, Ms. Newell served as a senior vice president – infrastructure for GICSI from October 2018 until June 2022. Before joining GICSI, Ms. Newell held various roles at Rio Tinto PLC and Rio Tinto Limited, a global diversified mining company listed on the London Stock Exchange and Australian Securities Exchange, serving as global head of risk from 2014 until 2018 and vice president – infrastructure from 2011 until 2014. Prior to joining Rio Tinto, Ms. Newell worked for several Australian listed transportation and infrastructure companies. Ms. Newell began her career in management consulting, working on various transportation and telecommunications projects in Australia, Asia and North America. In her role with GICSI, Ms. Newell has also been appointed to the board of directors of various companies in which GICSI invests, including Direct ChassisLink, Inc., Duquesne Light Company, WaterBridge Resources LLC, and Genesee & Wyoming Inc. and related holdings companies.

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

E. Allen Nye, Jr.	57

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

Alice L. Rodriguez (2)(4)	60

Alice L. Rodriguez has served as a member of our board of directors since March 2021. Ms. Rodriguez is co-owner of Kendall Milagro Inc., a home building and real estate investment business. Ms. Rodriguez retired from JPMorgan Chase & Co. (JPMorgan) effective September 2022 after 35 years with JPMorgan and its predecessors. From April 2022 until September 2022, Ms. Rodriguez served in a senior advisor role with JPMorgan after previously serving as head of the community impact organization and managing director of JPMorgan from August 2020 until April 2022, where she focused on JPMorgan’s community engagement initiatives and localization strategy. From July 2017 to August 2020, she served as managing director and head of JPMorgan’s community and business development organization. From 2015 to July 2017, she served as managing director and as a consumer banking and wealth management executive, responsible for consumer and wealth business in the greater Texas metro markets. From 2012 to 2015, she served as executive vice president and business banking executive for the California region. Ms. Rodriguez currently serves on the board of directors of Oncor Holdings and Cadence Bank (NYSE: CADE), a regional banking franchise. Ms. Rodrigues is also the past chair of the United States Hispanic Chamber of Commerce, the vice chair of DreamSpring, and serves on the boards of various non-profit organizations.

We believe Ms. Rodriguez’s extensive leadership, financial, and business experience is important to Oncor in her role as a member of our board of directors. In addition, Ms. Rodriguez’s significant management experience, long tenure, and a variety of roles at JPMorgan, brings a unique perspective to our board of directors. Her professional experiences in Texas as well as her community involvement at both the state and national level bring a great understanding of the communities we serve.

Luis J. Saenz (2)(3)	57

Luis J. Saenz has served as a member of our board of directors since March 2023. Mr. Saenz is the president of T X Public Affairs LLC, a government relations and public relations company he co-founded in 2024, and has served since 2023 as principal for Saenz Public Affairs, a government and public relations consulting sole proprietorship he founded. Prior to that role, Mr. Saenz served as chief of staff to Texas Governor Greg Abbott from September 2017 to November 2022, the first Hispanic chief of staff to a Texas Governor and the longest-serving chief of staff to a Governor in Texas history. He also served as appointments director for Governor Abbott in 2015. From 2012 to 2015 and 2016 to 2017, Mr. Saenz worked as a lobbyist for McGuire Woods Consulting LLC, a full-service public affairs firm. Prior to that, from 2007 until 2012, Mr. Saenz provided governmental and public relations consulting services through Saenz Public Affairs. Mr. Saenz also previously served as an advisor to Texas Governor Rick Perry and his gubernatorial campaigns from 2000-2006, including managing the Governor’s 2006 re-election campaign and serving in various roles in his administration. Prior to that he served as chief of staff to Texas Comptroller Carole Keeton Rylander from 1999 to 2000. He also previously served on the staffs of United States Senator Kay Bailey Hutchinson, United States Senator Phil Gramm, and United States Representative Henry Bonilla and as an appointee in the U.S. Department of State during President George H.W. Bush’s administration. Mr. Saenz currently serves on the board of directors of Oncor Holdings.

We believe Mr. Saenz’s extensive governmental and public relations experience, as well as his first-hand experience working with current and past Governors of Texas bring great value to our regulated and Texas-based business.

Robert S. Shapard (4)	69

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

Mr. Shapard is an Oncor Officer Director. As our former Chief Executive, we believe Mr. Shapard’s unique knowledge of our company and our industry is important to Oncor in his role as a member of our board of directors. In addition, Mr. Shapard’s prior experience with TXU Corp., Exelon and as chief executive officer of TXU Australia Pty. Ltd. gives him extensive leadership experience in the electric industry in both regulated and unregulated markets. His previous experience as chief financial officer of Tenet Healthcare Corporation and Ultramar Diamond Shamrock provided him with substantial experience in other complex financial and business environments.

W. Kelvin Walker (3)	62

W. Kelvin Walker has served as a member of our board of directors since March 2021. Mr. Walker has served since March 2019 as chief executive officer of the Dallas Citizens Council, a non-profit organization made up of over 150 chief executive officers and other top business leaders in North Texas that focuses on advancing public policy issues impacting the Dallas area. Prior to joining the Dallas Citizens Council, Mr. Walker served as a managing director of RLJ Equity Partners LLC, a private equity fund, from July 2015 to March 2019. Prior to that, he was a managing partner of 21st Century Group, LLC, a private equity firm, from January 1999 to June 2015. From August 2022 to July 2024, Mr. Walker served on the board of directors of Encore Wire Corporation (NASDAQ: WIRE), a manufacturer of a broad range of copper and aluminum electrical wire and cables. Mr. Walker currently serves on the boards of directors of Oncor Holdings and Reflekt Me, an online retail personalization and engagement technology company, as well as various non-profit organizations.

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

Steven J. Zucchet (2)(3)(4)	59

Steven J. Zucchet has served as a member of our board of directors since November 2008. Mr. Zucchet is a managing director of OMERS Infrastructure Management Inc. (OMERS Infrastructure) (formerly Borealis Infrastructure Management, Inc.), an investment arm of Canada’s OMERS pension plan, a position he has held since September 2014, having previously served as a senior vice president of OMERS Infrastructure from November 2003 until September 2014. From 1996 until joining OMERS Infrastructure, Mr. Zucchet served as chief operating officer of Enwave Energy Ltd., where he was responsible for operations and major infrastructure projects. In his role as an officer of OMERS Infrastructure, Mr. Zucchet has also been appointed as an officer and director of several OMERS Infrastructure affiliates and companies in which OMERS Infrastructure invests. Through OMERS Infrastructure, Mr. Zucchet has served since April 2019 on the board of directors of Puget Energy, Inc. and Puget Sound Energy, Inc., a regulated gas and electric utility in the State of Washington, and also currently serves on the board of directors of Bruce Power, an eight reactor nuclear site located in Ontario, Canada, and Upper Canada Transmission Company, a company responsible for an Ontario based independent transmission line. His focus at OMERS Infrastructure is in the energy sector, where he has led the pursuit of investment opportunities in the energy sector and is currently responsible for leading the asset management of several of its portfolio investments.

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

(1)	Member of Audit Committee.
(2)	Member of Governance and Sustainability Committee.
(3)	Member of Organization and Compensation Committee (O&C Committee).
(4)	Member of the Finance Committee.

Director Appointments

Pursuant to our LLC Agreement and the Sempra Order, the board of directors of Oncor is required to consist of 13 members, constituted as follows:

•seven Disinterested Directors, who (i) shall be independent directors in all material respects under the rules of the NYSE in relation to Sempra or its subsidiaries and affiliated entities and any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, and (ii) shall have no material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings, currently or within the previous ten years;

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

Our LLC Agreement provides that seven of our directors will be Disinterested Directors under the standards set forth in our LLC Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a discussion of the director qualifications. We have determined that Messrs. Estrada, Gary, Mack, Saenz and Walker and Mses. Keliher and Rodriguez are Disinterested Directors. Disinterested Directors are designated at the direction of the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the Disinterested Directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist solely of Disinterested Directors. The Sempra Order and our LLC Agreement provide that the Disinterested Directors of Oncor at the time of Sempra’s indirect acquisition of Oncor Holdings, who are referred to as initial Disinterested Directors, would serve, if willing and able, for a term of three years (subject to continuing to meet the Disinterested Director requirements). Thereafter, two of these initial Disinterested Directors are required to roll off our board of directors beginning March 2021 and continuing every two years until no initial Disinterested Director remains on our board of directors, with the nominating committee of Oncor Holdings (subject to approval by a majority of the Disinterested Directors of the Oncor Holdings board of directors) determining the order of departure of these directors. In connection with these requirements under the LLC Agreement, on February 13, 2025, Messrs. Estrada and Gary submitted letters of resignation, each resigning from our board of directors effective as of March 8, 2025.

On February 13, 2025, Oncor Holdings designated each of Mark S. Berg and Debra Hunter Johnson to serve on our board of directors, effective March 9, 2025, as Disinterested Directors to fill the vacancies created by the resignations of Messrs. Estrada and Gary. The Oncor Holdings designation was made pursuant to the direction of the Oncor Holdings nominating committee with the approval of a majority of the Disinterested Directors of Oncor Holdings. Pursuant to the terms of the LLC Agreement, each of Mr. Berg and Ms. Johnson will serve a four-year term. Each of Mr. Berg and Ms. Johnson was also designated to serve on the board of directors of Oncor Holdings effective March 9, 2025.

As Disinterested Directors, each of Mr. Berg and Ms. Johnson will receive director fees in accordance with Oncor’s standard Disinterested Director fee arrangements. For more information on our Disinterested Director fee arrangements see “Item 11. Executive Compensation—Director Compensation.”

Mr. Berg, 66, is a senior energy industry executive with extensive commercial and operational experience. During his 20-year career with Pioneer Natural Resources (Pioneer), an NYSE-listed independent oil and gas exploration and production company, first as Executive Vice President & General Counsel from 2005 to 2014 and then as Executive Vice President, Corporate Operations from 2014 until its merger with ExxonMobil in 2024, he played a key role in transforming the company into a major U.S. shale resource developer. He led the negotiating team for the $65 billion merger with ExxonMobil as well as multiple multibillion-dollar mergers, global divestitures, and cross-border joint ventures. Prior to joining Pioneer, Mr. Berg served from 2002 to 2004 as Senior Vice President, General Counsel & Secretary of Hanover Compressor Company, an NYSE-listed company specializing in natural gas compression and processing, where he instituted disciplined internal controls, resolved an SEC investigation, and settled securities class action litigation. From 1997 to 2002 he served as Executive Vice President & General Counsel of American General Corporation, a Fortune 200 diversified financial services company, and oversaw its $27 billion merger with AIG. From 1990 through 1997 he served as a partner at the law firm Vinson & Elkins LLP, where he focused on M&A and international project development. Mr. Berg currently serves on the board of directors of ProPetro Holding Corp. (NYSE: PUMP), a Permian-based oilfield services company. From 2018 to 2020, he served on the board of directors of HighPoint Resources, an exploration and production company then listed on the NYSE. Mr. Berg also serves as the founding Vice Chairman of the Permian Strategic Partnership, a coalition of Permian Basin energy companies and higher education institutions focused on supporting public education, healthcare, road safety and workforce development in the Permian Basin region.

Ms. Johnson, 64, is the founder, and, since its founding in 2007, has served as the chief executive officer and principal consultant of Reciprocity Consulting Group, a consulting company that provides data-driven strategies to enhance leadership, productivity and teamwork. From 1990 to 2007, Ms. Johnson served in various roles at American Airlines, including vice president of global human resources, associate general counsel, and senior attorney. Prior to working at American Airlines, Ms. Johnson was a staff attorney at Chrysler Motors Corporation from 1988 to 1990 and associate attorney from 1985 to 1987 at the law firm of Patterson, Phifer & Phillips, P.C. Additionally, Ms. Johnson has been a member of UT Southwestern Medical Center’s President’s Advisory Board since 2018, and currently serves as chair. Ms. Johnson also currently serves on the board of directors of various non-profit organizations, including Texas Women’s Foundation and the Dallas Economic Development Corporation.

Our LLC Agreement provides that each Disinterested Director, other than the initial Disinterested Directors, will be appointed for a four-year term, which is able to be renewed for only one additional term of four years, and will be appointed consistent with a mandatory retirement age of 75. In connection with the requirements of our LLC Agreement, the initial four-year term for Ms. Rodriguez and Mr. Walker will expire in March 2025. On February 13, 2025, the terms of Ms. Rodriguez and Mr. Walker were extended for an additional four years and will now expire in March 2029. The initial terms of Ms. Keliher and Mr. Saenz expire in March 2027. To the extent any Disinterested Director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new Disinterested Director will be chosen by the nominating committee of Oncor Holdings subject to approval by a majority vote of the Disinterested Directors of Oncor Holdings’

board of directors. Any change to the size, composition, structure or rights of our board of directors must first be approved by the PUCT.

Our LLC Agreement provides that until March 9, 2028, in order for a current or former officer of Oncor to be eligible to serve as an Oncor Officer Director, the officer cannot have worked for Sempra or any of its subsidiaries or affiliated entities (excluding Oncor Holdings and Oncor) or any other entity with a direct or indirect ownership interest in Oncor or Oncor Holdings in the ten-year period prior to the date on which the officer first became employed by Oncor. Oncor Holdings, at the direction of STIH, has the right to nominate Oncor Officer Directors as well as seek the removal of the Oncor Officer Directors, subject to approval of any such nomination or removal by a majority of the Oncor board of directors.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Bird, Estrada, Gary, and Mack, and Mses. Keliher and Newell. Our board of directors has determined that Mr. Estrada and Ms. Keliher are each an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and that Messrs. Estrada, Gary, and Mack and Ms. Keliher are Disinterested Directors under the standards set forth in our LLC Agreement and independent directors for purposes of NYSE independence standards. Ms. Newell is a member director designated by Texas Transmission. Mr. Bird is a member director designated by Sempra (through Oncor Holdings).

Executive Officers

The names, ages (as of February 25, 2025) and information about our executive officers, as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	57	Chief Executive and Director	See “—Directors—E. Allen Nye, Jr.” for Mr. Nye’s biographical information.

Joel S. Austin	60	Senior Vice President and Chief Digital Officer

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

Walter Mark Carpenter	72	Senior Vice President, T&D Operations

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

Don J. Clevenger	54	Senior Vice President and Chief Financial Officer

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

Deborah L. Dennis	70	Senior Vice President, Chief Customer Officer and Chief HR Officer

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

James A. Greer	64	Executive Vice President and Chief Operating Officer

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

Angela Y. Guillory	53	Senior Vice President, Human Resources & Corporate Affairs

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

Matthew C. Henry	55	Senior Vice President, General Counsel & Secretary

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

Malia Hodges	47	Senior Vice President and Chief Information Officer

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

Code of Conduct

We maintain certain corporate governance documents on our website at www.oncor.com. Our Code of Conduct can be accessed by selecting “Corporate Governance” in the “Investor Relations” section of the website. Our Code of Conduct applies to all of our employees and officers, including our Chief Executive, Chief Financial Officer and Controller, and it also applies to our directors, except for provisions pertinent only to employees. Any amendments to, or waivers from, our Code of Conduct that apply to our officers will be posted under “Corporate Governance” in the “Investor Relations” section of our website promptly. Printed copies of the corporate governance documents that are posted on our website are available to any person without charge upon written request to the Corporate Secretary of Oncor Electric Delivery Company LLC at 1616 Woodall Rodgers Freeway, Suite 7E-002, Dallas, Texas 75202-1234.

Insider Trading Arrangement and Policies

We have adopted insider trading policies and procedures that govern the purchase, sale, and/or other dispositions of Oncor’s securities by our directors, officers, employees and certain other representatives (such as consultants and contractors), including certain relatives of such persons as well as certain entities controlled by such persons, or Oncor itself, that are reasonably designed to promote compliance with insider trading laws and rules and regulations. Our insider trading policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation Table (our Named Executive Officers) were compensated in 2024. In 2024, our Named Executive Officers, as well as their current titles, were:

Name	Title
E. Allen Nye, Jr.	Chief Executive (CEO)
Don J. Clevenger	Senior Vice President and Chief Financial Officer
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer
James A. Greer	Executive Vice President and Chief Operating Officer
Matthew C. Henry	Senior Vice President, General Counsel and Secretary

Role of the Organization and Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs. The O&C Committee met five times in 2024.

The responsibilities of the O&C Committee include:

•Determining, reviewing and overseeing executive compensation programs, including making recommendations to our board of directors, when and if board of director approval is required, with respect to the adoption, amendment or termination of incentive compensation, equity-based compensation and other executive compensation and benefit plans, policies and practices;

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

At least annually, the O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation (base salary, annual incentives and long-term incentives) for our executive officers. The O&C Committee conducted such compensation reviews in the fourth quarter of 2024. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance and responsibilities of the executives and the competitive market analysis of executive compensation provided by a compensation consultant engaged by the O&C Committee. The O&C Committee evaluates the CEO’s performance and obtains the input of the CEO on the performance of executive officers other than the CEO. The CEO assesses the performance of each executive in light of the executive’s business unit and function and presents a performance evaluation and total direct compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendations to the O&C Committee. The O&C Committee then determines the total direct compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

In the first quarter of each fiscal year, the O&C Committee (1) approves corporate goals and objectives under our annual and long-term incentive programs for our executive officers for awards for the current fiscal year, and (2) certifies the performance results for incentive payments for the periods that ended on December 31 of the previous fiscal year. In connection with the annual determination of the incentive awards to be paid to our CEO, the O&C Committee annually evaluates the CEO’s performance in light of the goals and objectives set by the O&C Committee for the CEO for the previous fiscal year. The CEO also annually conducts a performance review of each executive officer and evaluates each executive’s performance for the recently completed fiscal year relative to the corporate goals and objectives for such fiscal year set by the O&C Committee. The CEO then makes recommendations to the O&C Committee with respect to these individuals regarding whether an individual performance modifier should be applied to such executive officer’s annual incentive compensation. After considering the O&C Committee’s evaluation of the CEO, as well as the CEO’s recommendations with respect to the other executive officers, the O&C Committee determines any individual performance modifiers to be applied to the annual incentive award payout for each executive officer.

Compensation Philosophy

Our compensation philosophy, principles and practices are intended to compensate our executives appropriately for their contribution to the attainment of key strategic objectives and to strongly align the interests of our executives, owners, and customers through both short-term and long-term performance goals. We believe that:

•Levels of executive compensation should be based upon an evaluation of the performance of our business (particularly through operational metrics, including those related to reliability of service and safety) and the individual executive, as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk, industry and performance to us;

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

•Basing incentive compensation largely on the satisfaction of company operational metrics with the goal of motivating performance towards improving the services and reliability we provide our customers and the safety of our employees and communities; and

•Creating value for our owners and promoting the long-term performance of the company.

Elements of Compensation

In an effort to achieve our compensation objectives, we have established a compensation program for our executives that principally consists of:

•Base salary;

•Short-term incentives through the opportunity to earn an annual performance bonus pursuant to the Oncor Electric Delivery Company LLC Tenth Amended and Restated Executive Annual Incentive Plan (Executive Annual Incentive Plan);

•Long-term incentives through awards under the Oncor Electric Delivery Company LLC Long-Term Incentive Plan as amended and restated effective January 1, 2024 (Long-Term Incentive Plan);

•Deferred compensation and retirement plans through (1) the opportunity to participate in a participant-directed defined contribution qualified savings plan (Oncor Thrift Plan) and a salary deferral program (Oncor Salary Deferral Program) and receive certain company matching contributions, (2) a defined benefit retirement plan and a supplemental retirement plan, and (3) an employer-paid subsidy for health care coverage upon the executive’s retirement from Oncor for executives meeting certain age and service requirements prior to January 1, 2002;

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

Compensation Consultant

The O&C Committee engaged Meridian Compensation Partners, LLC (Meridian) as its compensation consultant beginning in August 2023 to advise and report on executive compensation and compensation with respect to our Disinterested Directors and non-executive Chairman of the board of directors, including providing an analysis of competitive market survey data and a peer group comparison to the O&C Committee, as discussed in more detail under “—Compensation Benchmarking and Market Data” below. Meridian also provides consulting services to Oncor related to non-executive officer compensation.

Compensation Benchmarking and Market Data

While we try to ensure that the greater part of an executive officer’s compensation is directly linked to the executive’s individual performance and Oncor’s operational performance, we also seek to set our executive compensation program in a manner that is competitive with the competitive market analysis prepared for the O&C Committee by the O&C Committee’s compensation consultant in order to promote retention of key personnel and to attract high-performing executives from outside our company. As a result, the O&C Committee annually conducts a compensation benchmarking review of our executive officers.

October 2023 Competitive Market Analysis

In the fourth quarter of 2023, the O&C Committee assessed total direct compensation of our executives using a competitive market analysis prepared by Meridian. The 2023 competitive market analysis included (i) a review of publicly-available market data from a custom group of peer utilities (2023 peer group comparison), (ii) a review of 2023 survey data from a nationally recognized data provider based on organizations in the energy sector with annual revenues between $3 billion and $6 billion (the 2023 energy survey data), and (iii) a review of 2023 survey data from the same nationally recognized data provider based on organizations from all industries with annual revenues between $3 billion and $6 billion (the 2023 general industry survey data), and, to the extent available for each, a review of each of our executives’ total direct compensation against similarly situated executives within each survey group.

The approach to the peer group selection was based on (i) global industry classification standards, (ii) companies similar to Oncor based on revenues, assets, operating income and number of employees, and (iii) other operational attributes, including regulated entities, number of customers, number of states serviced, capital expenditures, public pay disclosure and organizational structure. Meridian recommended removing two companies (American Electric Power Co., Inc. and Cleco Power LLC) that were included in our 2022 peer group from the 2023 peer group. In addition, Meridian recommended adding four additional companies to the 2023 peer group (Atmos Energy Corporation, Entergy Corporation, PPL Corporation and Puget Sound Energy). The addition of these new peers added additional companies similarly-sized to Oncor that represented Oncor’s competition for executive talent. Oncor’s size, based on 2022 revenues, was in the 47th percentile of this peer group. Meridian provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation at each of the 2023 peer group companies (to the extent such data was available) with respect to the chief executive officer, chief financial officer, general counsel, and rank matches for the second and fifth highest paid executive officers. Rank matches, reflecting roles at peer group companies similarly situated in terms of being the second highest paid executive, in the case of Mr. Greer, and the fifth highest paid executive, in the case of Ms. Dennis, were used due to the small sample size of reported data for chief operating officer and chief human resources officer roles by our peer group. The peer group consisted of 17 companies for 2023:

Alliant Energy	Consolidated Edison, Inc.	OGE Energy Corp.
Ameren Corp.	Entergy Corporation	Pinnacle West Capital
Atmos Energy Corporation	Evergy Inc.	Portland General Electric
Avangrid Inc.	Eversource Energy	PPL Corporation
CenterPoint Energy, Inc.	IdaCorp Inc.	Puget Sound Energy
CMS Energy Corp.	ITC Holdings Corp.

For purposes of the 2023 competitive market analysis, Meridian adjusted the 2023 energy survey data and 2023 general industry survey data, collectively, the 2023 survey data, upward or downward as they deemed appropriate to reflect the increased or decreased scope of duties of certain Oncor executives as compared to similarly situated executives within the applicable survey group, including upward adjustments to the 2023 survey data applied to Ms. Dennis and Mr. Henry to reflect their additional responsibilities versus comparable positions. The 2023 survey data for all participants was regressed to $5.336 billion in annual revenue and was also aged from the reporting date to January 1, 2024, using an annual rate of 4.0%, which was the projected increase factor for 2024 for officers and executives based on a nationally recognized salary budget survey. The 2023 peer group comparison was unadjusted.

The Meridian 2023 competitive market analysis compared the compensation elements for each of our executives to the 25th, 50th and 75th percentiles of the adjusted 2023 survey data, to the extent available, with respect to base salary, target annual incentives, target total cash compensation (base salary and target annual incentives), long-term incentives and target total direct compensation (base salary, target annual incentives and long-term incentives). The Meridian 2023 competitive market analysis also compared Oncor’s compensation that is considered “at-risk” (annual incentives and long-term incentives) to general market data provided by Meridian.

The O&C Committee reviewed and considered the 2023 competitive market analysis, along with individual performance and responsibilities, when determining total direct compensation, as well as each element of total direct compensation. For each executive, the O&C Committee considered total direct compensation, including target payouts under annual and long-term incentive awards, at the 25th, 50th and 75th percentiles of the 2023 energy survey data and the 2023 peer group comparison, to the extent available, for that executive’s position.

After consideration of the Meridian studies and each executive’s individual performance and responsibilities, in October 2023 the O&C Committee increased the base salaries of all Named Executive Officers effective November 26, 2023. In December 2023, the O&C Committee increased short-term and long-term target incentive percentages of all Named Executive Officers for periods beginning on or after January 1, 2024, reflecting consideration of the Meridian studies and each executive’s individual performance.

October 2024 Competitive Market Analysis

In the fourth quarter of 2024, the O&C Committee assessed total direct compensation of our executives using a competitive market analysis prepared by Meridian. The 2024 competitive market analysis included (i) a review of publicly-available market data from a custom group of peer utilities (2024 peer group comparison), (ii) a review of 2024 survey data from a nationally recognized data provider based on a group of 27 regulated utilities with median revenues of $5.6 billion, (iii) for executives other than Messrs. Nye, Clevenger, Greer, and Henry, a review of 2024 survey data from the same nationally recognized data provider based on organizations from all industries with annual revenues between $3 billion and $10 billion, and (iv) to the extent available for each, a review of each of our executives’ total direct compensation against similarly situated executives within the 2024 peer group comparison and each survey group.

Meridian’s process to identify potential peers for Oncor’s peer group included evaluating companies based on: (i) company type and company structure, (ii) companies similar to Oncor based on revenues, assets, operating income, complexity of operations, and number of employees, (iii) industry type (specifically electric, gas, or multi-utilities), and (iv) other operational considerations, including the mix of regulated versus unregulated operations, number of customers, number of states serviced and capital expenditures. Meridian concluded that the 2023 peer group remained balanced in providing a size-appropriate and regulated utility industry perspective and no changes to the peer group were necessary for 2024. Oncor’s size, based on 2023 revenues, was in the 51st percentile of the 2024 peer group. Meridian provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation at each of the 2024 peer group companies (to the extent such data was available) with respect to the chief executive officer, chief financial officer, general counsel, and rank matches for the second and fifth highest paid executive officers. Rank matches, reflecting roles at peer group companies similarly situated in terms of being the second highest paid executive (when considering operations roles only), in the case of Mr. Greer, and the fifth highest paid executive, in the case of Ms. Dennis, were used due to the small sample size of reported data for chief operating officer and chief human resources officer roles by our peer group. The peer group remained at 17 companies for 2024:

Alliant Energy	Consolidated Edison, Inc.	OGE Energy Corp.
Ameren Corp.	Entergy Corporation	Pinnacle West Capital
Atmos Energy Corporation	Evergy Inc.	Portland General Electric
Avangrid Inc.	Eversource Energy	PPL Corporation
CenterPoint Energy, Inc.	IdaCorp Inc.	Puget Sound Energy
CMS Energy Corp.	ITC Holdings Corp.

The 2024 survey data for all participants was regressed to $5.901 billion in annual revenue and was also aged from the reporting date to January 1, 2025, using an annual rate of 3.5%, which was the projected increase factor for 2025 for officers and executives based on Meridian’s review of recent economic data and Meridian’s assumption that companies may take a more conservative salary increase approach in 2025.

The Meridian 2024 competitive market analysis compared the compensation elements for each of our executives to the 25th, 50th and 75th percentiles of the 2024 peer group comparison and the 2024 survey data, to the extent available, with respect to base salary, target annual incentives, target total cash compensation (base salary and target annual incentives), long-term incentives and target total direct compensation (base salary, target annual incentives and long-term incentives). The Meridian 2024 competitive market analysis also compared Oncor’s compensation that is considered “at-risk” (annual incentives and long-term incentives) to general market data provided by Meridian.

The O&C Committee reviewed and considered the 2024 competitive market analysis, along with individual performance and responsibilities, when determining total direct compensation, as well as each element of total direct compensation. For each executive, the O&C Committee considered total direct compensation, including target payouts under annual and long-term incentive awards, at the 25th, 50th and 75th percentiles of the 2024 survey data and the 2024 peer group comparison, to the extent available, for that executive’s position. The 2024 peer group comparison was the primary source considered by the O&C Committee in its review of compensation for Messrs. Nye, Clevenger and Henry, and the 2024 survey data was the primary source considered by the O&C Committee in its review of compensation for Ms. Dennis and Mr. Greer due to the small sample size of reported data for chief operating officer and chief human resource officer roles by our peer group.

After consideration of the Meridian studies and each executive’s individual performance and responsibilities, in October 2024 the O&C Committee increased the base salaries of all Named Executive Officers effective November 25, 2024.

Compensation Elements

A significant portion of each executive officer’s compensation is variable, at-risk and directly linked to achieving company performance objectives set by the O&C Committee, which is intended to strongly align the interests of our executives, owners, and customers (both our direct customers and the communities we serve) in order to promote the long-term success of our company. Other factors impacting compensation include individual performance, scope of responsibilities, retention risk, and market compensation data. None of these other factors are assigned individual weights, but are considered together. The company has no policies or formula for allocating compensation among the various elements. The following is a description of the principal compensation components provided to our executives.

Base Salary

We believe that base salary should be commensurate with the scope and complexity of each executive’s position, the level of responsibility required, and demonstrated performance. We also believe that a competitive level of base salary is required to attract and retain qualified talent.

As part of its review of total direct compensation for our executive officers, the O&C Committee annually reviews and determines executive officers’ base salaries as it deems appropriate. The review includes the O&C Committee’s review of the most recent competitive market analysis of our executive compensation. Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, and makes recommendations to the O&C Committee regarding any salary changes for those individuals. The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

The 2024 competitive market analysis prepared by Meridian indicated that the base salaries of Ms. Dennis and Messrs. Nye, Greer and Clevenger were near the 50th percentile of the 2024 peer group comparison and/or the 2024 survey data. The 2024 competitive market analysis indicated that Mr. Henry’s base salary was near the 75th percentile of the peer group comparison. However, the O&C Committee recognized Mr. Henry’s position as general counsel includes responsibilities in addition to the traditional duties associated with the general counsel role, including oversight of regulatory, external affairs, risk, sustainability, and corporate security matters. After considering the results of the 2024 competitive market analysis and individual performance and responsibilities, the O&C Committee increased the base salary of each of our Named Executive Officers, effective November 25, 2024, as described below.

Annual Base Salary for Named Executive Officers

The annual base salaries of our Named Executive Officers at December 31, 2024 were as follows:

Name	Current Title	At December 31, 2024 (1)
E. Allen Nye, Jr.	Chief Executive	$1,244,100
Don J. Clevenger	Senior Vice President and Chief Financial Officer	$ 712,400
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer	$ 526,800
James A. Greer	Executive Vice President and Chief Operating Officer	$ 724,870
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$ 707,950

____________

(1)Annual base salaries were increased effective November 25, 2024 as follows: Mr. Nye increased from $1,202,000 to $1,244,100; Mr. Clevenger increased from $685,000 to $712,400; Ms. Dennis increased from $509,000 to $526,800; Mr. Greer increased from $697,000 to $724,870; and Mr. Henry increased from $684,000 to $707,950.

Executive Annual Incentive Plan

The Executive Annual Incentive Plan is a cash bonus plan intended to provide a performance-based annual award for the successful attainment of certain annual performance metrics and business objectives that are established by the O&C Committee. The O&C Committee, our CEO, and the other members of our senior leadership team are responsible for administering the Executive Annual Incentive Plan. The principal purposes of the Executive Annual Incentive Plan are to attract, motivate, and retain key employees; to align the interest of participants and Oncor by rewarding performance that satisfies established performance goals; to motivate participant behaviors that drive successful results at Oncor and individual levels; and to support collaboration across essential organizational interfaces. Officers of Oncor and other specified key employees are eligible to participate in the Executive Annual Incentive Plan subject to the terms of the plan.

For each award year, the O&C Committee will establish (i) the operational or other metrics (the EAIP operational metrics) and the applicable threshold, target, superior, aspirational, and/or other achievement levels for such EAIP operational metrics, (ii) the relative weighting of each EAIP operational metric to be used in calculating the final funding percentage applicable to annual awards (the EAIP final funding percentage), and (iii) the target award amount for each executive officer under the Executive Annual Incentive Plan. The EAIP operational metrics and the applicable achievement levels under the Executive Annual Incentive Plan are established on a company-wide basis and the O&C Committee seeks to set these metrics and achievement levels at performance challenging levels. The level of achievement of each operational metric results in a funding percentage for that specific operational metric, and the funding percentages of all operational metrics are aggregated to determine the EAIP final funding percentage.

To calculate an executive officer’s actual award amount, the executive officer’s target award, which is set as a percentage of the executive officer’s annualized base salary, is multiplied by the EAIP final funding percentage and any individual performance modifier the O&C Committee elects to apply to an executive. The EAIP final funding percentage is calculated by taking the sum of each weighted EAIP operational metric funding percentage. The product of the funding percentage for each EAIP operational metric multiplied by the relative weighting of each metric and adjusted by any such metric’s modifier results in the weighted EAIP operational metric funding percentage for such metric. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include, among others, new or unexpected responsibilities, company achievement of operational or other measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee within a range determined in its discretion. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2024 plan year awards. The EAIP final funding percentage for awards under the plan cannot exceed 200%. However, the O&C Committee has discretion in how it administers the plan and could adjust payout maximums as it deems necessary.

Under the Executive Annual Incentive Plan, if an executive is employed by us through the last day of the award year but his or her employment terminates for any reason other than by us for cause prior to the payment of the award for such year, the participant will be entitled to receive payment of the award. In the event an executive is terminated by us for cause, the executive will forfeit any unpaid Executive Annual Incentive Plan award. In the event an executive’s employment terminates for any reason other than death, disability, or retirement prior to the end of the award year, such participant will forfeit any right to receive an award for such award year in which such resignation or termination took place. Upon a termination due to death, disability or retirement, during an award year and after having attained at least 90 days of employment in such award year, an executive (or his or her beneficiary in the case of death) may be eligible to receive (at the sole discretion of the O&C Committee), on the same date as awards are paid to other participants, a partial award, prorated for the number of days that the individual was participating during the award year in which such death, disability, or retirement took place. Upon a transfer of employment to one of our affiliates and after having attained at least 90 days of employment with us in such award year, and if such executive continues to be employed by an affiliate of ours through the remainder of the award year, such executive may be eligible to receive (at the discretion of the O&C Committee), on the same date as awards are paid to other participants, a partial award prorated on the basis of the number of days such participant was employed by us during the award year. The definition of “cause,” is substantially consistent with the same definition in the Change of Control Policy, see “—Potential Payments upon Termination or Change in Control—Change in Control Policy.”

Executive Annual Incentives in 2024 (Payable in 2025)

The O&C Committee determines annual target award percentages for executives based on executive responsibilities and performance goals, an evaluation of the most recent competitive market analysis conducted by the O&C Committee’s compensation consultant, and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance of each executive against the goals of the executive’s business unit and function and reviews the most recent competitive market analysis. Executive Annual Incentive Plan target awards are set as a percentage of a participant’s annualized base salary, which target award is based on an EAIP final funding percentage of 100%. The annual incentive target award for each executive for 2024 plan year awards was based on the O&C Committee’s review of the executive’s responsibilities and consideration of the 50th percentile of the target total direct compensation of executives with similar responsibilities from the 2023 competitive market analysis.

For 2024, the O&C Committee established four EAIP operational metrics. The EAIP operational metrics the O&C Committee established for 2024 reflect its belief that annual incentives should be based on achievement of metrics that emphasize the safety of our employees, benefit our customers through providing a high degree of reliability, maintain efficiency in costs for the benefit of customer rates, ensure timely expansion and maintenance of our infrastructure, and are strategic to the company. The table below sets forth these EAIP operational metrics in further detail.

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

Promotes lower rates for our customers by keeping O&M and SG&A low on a per customer basis. For executives, this metric also promotes effective cost management performance across the organization by operating within annual O&M and SG&A budgets.

Infrastructure Readiness	Measured by a metric based on capital expenditures per three-year average kW peak; expressed as a cumulative percentage.

Promotes enhanced service to our customers by focusing on the improvement of our facilities by timely expanding service to meet new customer demand and adequately maintaining and upgrading existing infrastructure through implementation of the capital plan. For executives, this metric also promotes operating in a disciplined fashion to remain within the capital expenditure budget.

Safety and reliability metrics are measured based on company performance as compared generally to certain utility industry operating companies. Operational efficiency is measured based on operating within the annual O&M and SG&A budgets set by our board of directors, including approval by a majority of our Disinterested Directors, subject to all adjustments made by the O&C Committee and/or our board of directors. Infrastructure readiness is measured based on capital expenditure spend per three year average kW peak in accordance with the annual capital expenditure budget approved by our board of directors, including approval by a majority of our Disinterested Directors, subject to all adjustments made by the O&C Committee and/or our board of directors. The O&C Committee set the safety and reliability achievement levels of threshold and superior as amounts to be calculated based on industry performance in order to better accomplish Oncor’s goal of being an industry leader in these areas, with a discretionary aspirational safety achievement level set to reflect a DART rate goal of zero that management would like the company to strive to achieve.

The attainment of certain threshold, target, and superior achievement levels, where applicable, results in a funding percentage for a specific EAIP operational metric ranging from 0% to 200%. Actual results at the target achievement level results in a funding percentage of 100% for the O&M and SG&A per customer metric and 125% for the capital expenditures per three-year average kW peak metric. The target achievement level is not applicable for the safety or reliability metric. If Oncor’s safety results meet an aspirational achievement level of a zero DART rate, then the O&C Committee, in its discretion, may increase the funding percentage for the safety metric up to a maximum of 225%. Calculating the funding percentage for a specific EAIP operational metric is determined by Oncor’s actual results for such metric. If the actual results are equal to or worse than the threshold achievement level, then the funding percentage for that EAIP operational metric will equal 0%. If the actual results are equal to or better than the superior achievement level, then the funding percentage for that EAIP operational metric will equal 200%, subject to the O&C Committee’s discretionary ability to increase the funding percentage to 225% for an aspirational achievement level of the safety metric, as described above. If the actual results for an EAIP operational metric are between two achievement levels, then the funding percentage for that specific EAIP operational metric will be determined by linear interpolation between the two specified achievement levels on a straight-line basis.

For 2024, the EAIP operational metric weighting, actual results and weighted EAIP operational metric funding percentages under the Executive Annual Incentive Plan were as follows:

Metric	Weighting	Threshold(1)	Target(2)	Superior(3)	Aspirational(4)	Actual Results	Weighted Funding Percentage(5)
Safety
DART(6)	30%	1.03	N/A	0.17	0.00	0.29	51.6
Reliability (measured in minutes)
Non-storm SAIDI (minutes)(7)	30%	104.2	N/A	63.6	N/A	74.7	43.6
Operational Efficiency – O&M Cost Per Customer (measured in $ per customer)
O&M and SG&A per Customer(8)	30%	236.27	225.02	≤ 220.52	N/A	230.97	17.7
Infrastructure Readiness
Capital expenditures per three-year average kW peak	10%	92.00%, 108.00%	96.00%, 104.00%	98.00%, 102.00%	N/A	103.51	12.5
		EAIP Final Funding Percentage					125.3%(9)

________________

(1)Actual results equal to or worse than the threshold achievement level results in a funding percentage of 0% for that specific metric.

(2)Actual results at the target achievement level results in a funding percentage of 100% for the O&M and SG&A per customer metric and 125% for the capital expenditures per three-year average kW peak metric. The target achievement level is not applicable for the safety or reliability metric.

(3)Actual results equal to or better than the superior achievement level results in a funding percentage of 200% for that specific metric.

(4)Actual DART rate results at the aspirational achievement level allows the O&C Committee, in its discretion, to increase the funding percentage for such metric up to a maximum of 225%.

(5)Weighted EAIP operational metric funding percentage is calculated using the achievement level and taking into account any applicable modifiers.

(6)DART threshold, superior and aspirational achievement levels were set by the O&C Committee in February 2024 as industry third quartile, industry top decile, and 0.00, respectively. In February 2025, the O&C Committee certified the threshold and superior achievement level amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry DART rates for 2019-2023.

(7)Non-storm SAIDI threshold and superior achievement levels were set by the O&C Committee in February 2024 as industry second quartile and the midpoint between industry top quartile and top decile, respectively. In February 2025, the O&C Committee certified the threshold and superior achievement level amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry non-storm SAIDI performance for 2019-2023.

(8)In its calculations of this metric, the O&C Committee excluded from both the achievement levels and actual results regulatory mandated cost of service expenses, energy efficiency expenses, certain system resiliency plan costs, third-party network transmission fees (which are recovered through tariff adjustments) and excess costs of grid studies and services (which are recovered from requesting third parties). Furthermore, the O&C Committee excluded from the actual results certain unanticipated insurance premiums and related costs.

(9)Numbers may not sum due to rounding.

The following table provides a summary of the 2024 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2024 Annual Incentives (Payable in 2025) for Named Executive Officers

Name	Target Payout Opportunity (% of Base Salary)	Target Award ($ Value)	Actual Award ($)(1)	Actual Award (% of Target)
E. Allen Nye, Jr.	115%	1,386,024	1,736,688	125.3
Don J. Clevenger	80%	549,686	688,757	125.3
Deborah L. Dennis	70%	357,258	447,645	125.3
James A. Greer	80%	559,315	700,822	125.3
Matthew C. Henry	70%	480,090	601,552	125.3

________________

(1)Actual awards reflect the applicable target award multiplied by the EAIP final funding percentage of 125.3%. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2024 plan year awards.

Long-Term Incentive Plan

The Long-Term Incentive Plan is a cash bonus plan and was developed to reflect our belief that the opportunity to benefit from the positive long-term performance of the company motivates our management to work towards the long-term success of our business and align management’s interests with those of our customers and owners. The O&C Committee is responsible for administering the Long-Term Incentive Plan. The principal purposes of the Long-Term Incentive Plan are to promote the long-term interests and growth of Oncor, attract and retain management and other key personnel, and to enable us to be competitive in our compensation practices. Our executive officers and any other key employees of the company or its subsidiaries designated by the O&C Committee are eligible to participate. The Long-Term Incentive Plan provides for cash awards to be paid after completion of a specified period of time based on achievement of one or more specific performance or other metrics designated by the O&C Committee in its discretion in accordance with the plan (the LTIP metrics). A period established by the O&C Committee over which attainment is measured in relation to the LTIP metrics under the Long-Term Incentive Plan is a 36-month period beginning each January 1, unless otherwise determined by the O&C Committee in its sole discretion. Unless otherwise specified in the plan documents, participants must be continuously employed by us through the last day of the period in order to receive a long-term incentive award for that period. We believe that these multi-year periods encourage retention and also encourage participants to strive for the long-term, sustained success of the company.

The O&C Committee establishes the specific LTIP metrics that will be used to determine a participant’s entitlement to a long-term incentive award for a particular period within a reasonable time after the commencement date of such period, but in no event later than six months after such period’s commencement date. The O&C Committee aims to establish LTIP metrics on a company-wide basis, and the O&C Committee seeks to set these targets at performance challenging levels. The O&C Committee will also establish (i) the manner in which attainment of each LTIP metric will be determined, which may include the setting of threshold, target, superior, and/or other achievement levels for each LTIP metric, (ii) the relative weighting of each LTIP metric to be used in calculating the final funding percentage applicable to a long-term incentive award (the LTIP final funding percentage) and (iii) the target award amount for an individual participant in the Long-Term Incentive Plan. The Long-Term Incentive Plan also gives the O&C Committee the discretion upon the occurrence of certain events to make adjustments to any or all of the previously established metrics to prevent unintended dilution or enlargement of any awards. The Long-Term Incentive Plan does not contain a restriction on the maximum LTIP final funding percentage, although the O&C Committee in its discretion can limit the LTIP final funding percentage as part of its methodology for calculating long-term incentive awards.

Under the Long-Term Incentive Plan, if a participant is employed by us through the last day of the award period but his or her employment terminates for any reason other than by us for cause prior to the payment of the award for that period, the participant will be entitled to receive payment of the award. In the event a participant is terminated by us for cause, the participant will forfeit any unpaid Long-Term Incentive Plan award. If a participant’s employment is terminated for reasons other than death, disability, retirement or following a change in control prior to the last day of the award period, all of such participant’s outstanding and unpaid Long-Term Incentive Plan awards will be cancelled. Upon a termination due to death, disability or retirement, for each outstanding and Long-Term Incentive Plan unpaid award, the participant (or his or her beneficiary in the case of death) will be entitled to receive, on the same date as awards are paid for that period to other participants, an award equal to the product of (i) a fraction, the numerator of which is the number of days in the period up to and including the date of the separation of service and the denominator of which is the number of days in the entire period, and (ii) the Long-Term Incentive Plan award for such period based on the extent to which the LTIP metrics were actually attained during the period. In the event of a separation from service within two years following a change in control that is initiated by the Surviving Entity for any reason other than for cause, or initiated by the participant for good reason, the participant will be entitled to receive an award equal to the product of (i) a fraction, the numerator of which is the number of days in the period up to and including the date of the separation of service and the denominator of which is the number of days in the entire period, and (ii) the Long-Term Incentive Plan award for such period, which amount will be paid at the same time as paid to current participants, unless the applicable change in control meets certain change in ownership or control provisions of Section 409A(a)(2)(A)(v) of the Code, in which case the amounts will be payable within 60 days following the participant’s separation from service. The definitions of “cause,” “change in control,” and “good reason” are substantially consistent with the same definitions in the Change of Control Policy, see “—Potential Payments upon Termination or Change in Control—Change in Control Policy.” In the event of a change in control, the O&C Committee may, in its discretion, terminate the plan and cancel all outstanding and unpaid awards, except that in the event of a termination of the plan in connection with a change in control, participants will be entitled to receive the payout as described above. Payments under the Long-Term Incentive Plan are separate from, and would be in addition to, any payments available under the Change in Control Policy or Severance Plan.

Long-Term Incentive Awards Granted in 2024 with a 2024 – 2026 Period (Payable in 2027)

The O&C Committee determines annual target long-term incentive awards for executives based on executive responsibilities and an evaluation of the most recent competitive market analysis conducted by the O&C Committee’s compensation consultant, and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C Committee regarding annual target long-term incentive awards, our CEO assesses the performance of each executive against the goals of the executive’s business unit and function and reviews the most recent competitive market analysis. Target long-term incentive awards are determined by the O&C Committee. An executive officer’s target long-term incentive award is used in calculating such officer’s actual long-term incentive award for the period based on the extent to which the LTIP metrics for that period were actually attained. The long-term incentive target payout for each executive for awards granted in 2024 was set so that the target total direct compensation was near the 50th percentile of the target total direct compensation for executives with similar responsibilities among the 2023 competitive market analysis group (with a 25% premium included in the 2023 competitive market analysis to reflect the approximate value difference between our cash grants and the long-term equity grants issued by most of our peer group).

For the period beginning January 1, 2024 and ending December 31, 2026, the O&C Committee set LTIP metrics consisting of: (i) a time-based metric measured using our weighted average cost of capital (WACC) set by the PUCT and in effect as of January 1 of each year in the period, (ii) a safety metric measured using a DART rate with a modifier for fatalities resulting from a safety violation, (iii) a reliability metric measured using non-storm SAIDI, (iv) an adjusted net income metric that measures our net income adjusted as approved by the O&C Committee, including for normal weather, the exclusion of non-cash actuarial items and items outside of the ordinary course of business, as well as any future board or O&C Committee adjustments (Adjusted Net Income) for each completed calendar year in the period against an Adjusted Net Income target for such year calculated using the net income projection in the most recent financial plan approved by the board for such year (such target being “Plan”), and (v) an Adjusted Net Income growth adder, which measures the growth rate of Adjusted Net Income for each year in the period and can potentially increase or decrease the LTIP final funding percentage based on that growth rate. Except as otherwise determined by the O&C Committee, to the extent the actual level of attainment for any LTIP metric is at a point between two achievement levels, the award amount attributable to such metric will be determined by linear interpolation between the two specified achievement levels on a straight-line basis.

Those metrics and their respective weighting are set forth in the following table:

Metric	Weighting	Achievement Levels

Time-Based
Oncor Authorized WACC	25%
Funding Percentage(1)		Grows at an annual rate, based on our authorized WACC

Safety(2)		Threshold		Superior
DART Rate (average rate)	25%	Industry 3rd Quartile		Industry Top Decile
Funding Percentage(3)		0%		200%

Reliability(2)		Threshold		Superior
Non-storm SAIDI (minutes)	25%	Industry 2nd Quartile		Midpoint between Industry Top Quartile and Top Decile
Funding Percentage		0%		200%

Adjusted Net Income		Threshold	Target	Superior
2024	8⅓%	95% of Plan	Plan	105% of Plan
2025	8⅓%	95% of Plan	Plan	105% of Plan
2026	8⅓%	95% of Plan	Plan	105% of Plan
Funding Percentage		0%	100%	200%

Adjusted Net Income Growth Adder	Actual % (+/-)	Positive or negative adder, based on Adjusted Net Income Growth; each year’s adder limited to -18% to +21%

__________

(1)The rate applicable for each year in the period will equal our PUCT-authorized WACC as of January 1 of that year. The funding percentage for the metric will be calculated as (1 + 2024 Rate) x (1 + 2025 Rate) x (1 + 2026 Rate). Our WACC at each of January 1, 2024 and January 1, 2025 was 6.65%.

(2)For the years 2024 and 2025 in the period, annual industry performance will be determined by the O&C Committee using actual industry performance data for each respective year. For 2026, annual industry performance will be calculated based on a projected linear trend utilizing industry data for 2021-2025.

(3)If our DART Rate meets the aspirational level of 0.00, then the O&C Committee, in its discretion, may increase the funding percentage for the safety metric beyond 200%, up to a maximum of 225%.

Actual results of each of the time-based metric, safety metric and reliability metric will be calculated against the achievement levels to determine the funding percentage for that metric. Each such metric’s funding percentage will then be multiplied by the weighting to determine its weighted funding percentage.

Actual results of the Adjusted Net Income metric will be calculated for each year in the period to determine a funding percentage for that year, which will then be multiplied by the weighting for that year to determine its weighted funding percentage for that year. The sum of the weighted funding percentages for each of the three years will determine the Adjusted Net Income metric weighted funding percentage for the period.

The Adjusted Net Income growth rate for each year in the period will be determined by dividing the actual Adjusted Net Income for that year against the Adjusted Net Income for the immediately prior year. That growth rate will then be used to determine an adder for each year in accordance with the following table, and the Adjusted Net Income growth adder percentage for the period will be calculated as ((1 + 2024 adder) x (1 + 2025 adder) x (1 + 2026 adder)) – 1.

Adjusted Net Income Growth Rate	Adder for Each Year
Less than 0.00% (capped at -3.00%)	-9.00% minus 0.03% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is below 0.00% for that year, down to a maximum negative adder for any year of -18.00%
0.00% to 2.99%	-3.00% minus 0.02% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is below 3.00% for that year
3.00% to 5.99%	0.00% minus 0.01% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is below 6.00% for that year
6.00%	No adder
6.01% to 8.00%	0.00% plus 0.01% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is above 6.00% for that year
8.01% to 10.00%	+2.00% plus 0.02% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is above 8.00% for that year
More than 10.00% (capped at 15.00%)	+6.00% plus 0.03% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is above 10.00% for that year, up to a maximum positive adder for any year of +21.00%

The weighted funding percentages for each of the time-based, safety, reliability and Adjusted Net Income metrics as well as the actual percentage determined for the Adjusted Net Income growth adder will then be aggregated to determine an LTIP final funding percentage, provided that the O&C Committee has stipulated that (i) the LTIP final funding percentage cannot exceed 200% and (ii) a negative Adjusted Net Income growth adder cannot reduce the LTIP final funding percentage to an amount below the time-based metric weighted funding percentage. The LTIP final funding percentage will then be multiplied by a participant’s target long-term incentive award to determine a final award amount.

The following table provides a summary of the target awards granted to each Named Executive Officer in the first quarter of 2024. All awards under the Long-Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April 1 of the year following the last year of the period over which attainment is measured in relation to the applicable metrics. For target awards granted in 2024, awards are payable on or before April 1, 2027.

2024 Target Long-Term Incentive Award Grants (Payable in 2027) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	5,108,500
Don J. Clevenger	1,370,000
Deborah L. Dennis	559,900
James A. Greer	1,394,000
Matthew C. Henry	1,197,000

Long-Term Incentive Awards Granted in 2022 with a 2022 – 2024 Period (Payable in 2025)

The O&C Committee determined that the LTIP metrics used for the Long-Term Incentive Plan awards granted in 2022 for the period beginning on January 1, 2022 and ending on December 31, 2024 consist of: (1) the aggregate weighted operational LTIP metric percentage consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) a net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding extraordinary items outside of the ordinary course of business as approved by the O&C Committee) during the period, using the adjusted net income for the 2021 fiscal year as the baseline value and the adjusted net income of the final year of the three year period as the ending value.

In February 2025, the O&C Committee certified the LTIP metric amounts and the level of attainment of each LTIP metric established for long-term incentive awards granted in 2022 with a period that ended on December 31, 2024 as follows:

2022 - 2024 Period (awards granted in 2022, payable in 2025)
Weighting	Performance Metric	LTIP Metric(3)	Actual	Achievement(4)
45%	Safety – measured by DART; (average rate)(1)	Threshold:	0.85	0.29	72.2
		Superior:	0.37
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI (minutes)(2)	Threshold:	288.9	219.7	55.7
		Superior:	195.0

Plus:
Actual %	Net Income Growth Adder – Growth Rate ‘21-‘24(5)
		2021 Baseline:	$797.4 million	990.5	24.2

LTIP Final Funding Percentage				150%(6)

__________

(1)DART threshold, superior, and aspirational achievement levels were set by the O&C Committee in February 2022 as industry average, industry top quartile, and 0.00, respectively. For the years 2022 and 2023, industry performance for the LTIP metric was determined using actual industry results for each respective year. For 2024, industry performance for the LTIP metric was calculated based on a projected linear trend utilizing industry rates for 2019-2023. In February 2025, the O&C Committee certified the threshold and superior achievement level amounts.

(2)Non-storm SAIDI threshold and superior achievement levels were set by the O&C Committee in February 2022 as the Oncor service area 2022-2024 PUCT reliability standard in accordance with 16 Texas Administrative Code § 25.52 and the sum of the average of the annual industry non-storm SAIDI top quartile performance and the annual industry non-storm SAIDI top decile performance for each of 2022-2024, respectively. For the years 2022 and 2023, industry performance for the LTIP metric was determined using actual industry results for each respective year. For 2024, industry performance for the LTIP metric was calculated based on a projected linear trend utilizing industry rates for 2019-2023. In February 2025, the O&C Committee certified the superior achievement level amount.

(3)The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific LTIP metric of 50%, 150% and 200%, respectively.

(4)Achievement reflects actual performance after taking into account applicable modifiers.

(5)For purposes of the net income growth adder, the 2021 baseline set by the O&C Committee was our 2021 net income adjusted for weather, and excludes certain pension and OPEB costs, special project costs and the tax effect of certain adjusted items The 2024 net income approved by the O&C Committee was adjusted for weather, excludes certain unanticipated insurance premiums and related costs and certain after-tax non-cash actuarial adjustments.

(6)The LTIP final funding percentage for the period was 152.1%. Under the long-term incentive plan that was in effect at the time the awards were granted, the LTIP final funding percentage could not exceed 150%. As a result, the LTIP final funding percentage for the 2022-2024 period was 150%

2022 - 2024 Period Long-Term Incentive Awards (Payable in 2025) for Named Executive Officers in Office at December 31, 2024

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	5,832,000
Don J. Clevenger	1,706,625
Deborah L. Dennis	700,440
James A. Greer	1,737,150
Matthew C. Henry	1,355,712

In accordance with the terms of the plan, these amounts will be paid to the Named Executive Officers prior to April 1, 2025.

Deferred Compensation and Retirement Plans

Our executive compensation package includes the ability to participate in the Oncor Salary Deferral Program, Oncor’s Thrift Plan, the Oncor Retirement Plan and the Supplemental Retirement Plan, and, for executives hired before January 1, 2002, subsidized retiree health care coverage. We believe that these programs, which are common among companies in the utility industry, are important to attract and retain qualified executives.

Oncor Salary Deferral Program

Oncor executive officers are eligible to participate in the Oncor Salary Deferral Program that allows employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their salary deferrals. Executives can currently defer up to 50% of their base salary and up to 85% of any annual incentive award. At the executive officer’s option, the deferral period can be set for seven years, until retirement or a combination of both. Oncor generally matches 100% of deferrals up to 8% of base salary deferred under the program. Oncor does not match deferred annual incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor (as defined in the Oncor Salary Deferral Program). The program encourages employee retention as, generally, participants who terminate their employment with us prior to the seven-year vesting period forfeit our matching contribution to the program.

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into an Oncor Salary Deferral Program participant’s account. Discretionary contributions made into an Oncor Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

Refer to the narrative that follows the Nonqualified Deferred Compensation – 2024 table below for a more detailed description of the Oncor Salary Deferral Program.

Oncor Thrift Plan

All eligible employees of Oncor may contribute a portion of their regular salary or wages to the Oncor Thrift Plan and Oncor matches a portion of an employee’s contributions. This matching contribution is 75% of the employee’s contribution up to 6% of the employee’s base salary for employees covered under the traditional defined benefit component of the Oncor Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s base salary for employees covered under the cash balance component of the Oncor Retirement Plan. All matching contributions are invested in Oncor Thrift Plan investments as directed by the participant and are immediately vested. For a more detailed description of the Oncor Thrift Plan, see Note 9 to Financial Statements.

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

Retiree Health Care

Employees hired by Oncor (or a predecessor) prior to January 1, 2002 who were at least age 35 and had at least 10 years of service as of January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor. As such, Ms. Dennis and Mr. Greer will be entitled to receive a subsidy from Oncor for retiree health care coverage upon their retirement from Oncor. Messrs. Nye, Clevenger, and Henry were hired after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. Perquisites do not include personal use of company property or services for which we are reimbursed for the incremental cost to the company of personal use. In addition, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability insurance, as well as certain other health and welfare benefits, which are generally made available to all employees at the company. We also provide automatic medical contributions of up to $500 for any employee who participates in an Oncor medical plan option, as well as wellness incentives for employees and their spouses completing certain health and wellness-related activities and challenges, up to an aggregate amount of $2,300 in 2024. These contributions and wellness incentives are made available to all employees at the company and as a result are not included in the Summary Compensation Table.

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

Country Club/Luncheon Club Membership: Certain executive officers are entitled to reimbursement of club memberships if the company determines that a business need exists for the executive’s memberships, as such clubs provide those officers with a setting for cultivating business relationships and interacting with key community leaders and officials.

Travel and Security: We may pay travel and security expenses for executives when we believe necessary for the health, safety and welfare of the executive. These expenses could include personal security, including at their personal residence, and non-commercial aircraft flights when we deem there to be a heightened safety or security risk and/or to enhance an executive’s ability to conduct Oncor business. The incremental cost to Oncor of personal security consists of actual invoiced amounts to Oncor for security provided to the executives. The incremental cost to Oncor of non-commercial flights consists of actual invoiced incremental costs for each flight pursuant to Oncor’s contracts with non-commercial aircraft providers minus any amounts reimbursed or reimbursable by the executive or a third party. From time to time an executive’s spouse and/or children may accompany the executive on a business trip. To the extent the spouse’s travel results in an incremental cost to the company, we may pay the incremental costs for the executive’s spouse to travel with the executive, if their presence contributes to the business purpose. However, any incremental costs incurred by Oncor with respect to expenses for an executive’s children to accompany the executive must be fully reimbursed by the executive.

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

Compensatory Agreements and Discretionary Bonuses

The O&C Committee has from time to time approved retention and performance bonus agreements for certain executives. No such agreements were in effect during 2024. In addition to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, the O&C Committee also has the ability to award discretionary bonuses to executives in its discretion to recognize individual achievements. No such discretionary bonuses were awarded to our Named Executive Officers with respect to performance for the year ended December 31, 2024.

Individual Named Executive Officer Compensation

CEO Compensation

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2024. Mr. Nye is our CEO.

Base Salary: Mr. Nye’s base salary was increased effective November 25, 2024 from $1,202,000 to $1,244,100 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2024 Competitive Market Analysis.”

Annual Incentives: The O&C Committee awarded Mr. Nye $1,736,688 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2024, reflecting the result of Oncor’s overall performance as well as Mr. Nye’s individual performance for the year 2024. The O&C Committee evaluated his overall leadership of the company, particularly his oversight of the company’s development of its first system resiliency plan to increase the resiliency of its transmission and distribution system. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below.

Long-Term Incentives: In 2024, Mr. Nye was granted a Long-Term Incentive Plan target award of $5,108,500 for the period of January 1, 2024 through December 31, 2026. Actual awards will be based on the Company’s achievement of approved LTIP metrics and are payable on or before April 1, 2027. In February 2025, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2022 for the period from January 1, 2022 – December 31, 2024. Mr. Nye’s Long-Term Incentive Plan award for the 2022-2024 period is $5,832,000 and will be paid on or before April 1, 2025. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2024. Mr. Clevenger is our Senior Vice President and Chief Financial Officer.

Base Salary: Mr. Clevenger’s base salary was increased effective November 25, 2024 from $685,000 to $712,400 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2024 Competitive Market Analysis.”

Annual Incentive: The O&C Committee awarded Mr. Clevenger $688,757 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2024, reflecting the result of Oncor’s overall performance as well as Mr. Clevenger’s individual performance for the year 2024. The O&C Committee and our CEO evaluated his leadership overseeing the overall financial performance and financial strategy of the company, particularly in light of the company’s anticipated continued growth and financial pressures such as rising interest rates, rising insurance premiums, and a competitive labor market. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below.

Long-Term Incentives: In 2024, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $1,370,000 for the period of January 1, 2024 through December 31, 2026. Actual awards will be based on the Company’s achievement of approved LTIP metrics and are payable on or before April 1, 2027. In February 2025, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2022 for the period from January 1, 2022 – December 31, 2024. Mr. Clevenger’s Long-Term Incentive Plan award for the 2022-2024 period is $1,706,625 and will be paid on or before April 1, 2025. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

The following is a summary of Ms. Dennis’ individual compensation for 2024. Ms. Dennis is our Senior Vice President, Chief Customer Officer and Chief HR Officer.

Base Salary: Ms. Dennis’ base salary was increased effective November 25, 2024 from $509,000 to $526,800 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2024 Competitive Market Analysis.”

Annual Incentive: The O&C Committee awarded Ms. Dennis $447,645 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2024, reflecting the result of Oncor’s overall performance as well as Ms. Dennis’ individual performance for the year 2024. The O&C Committee and our CEO evaluated her performance in overseeing the company’s employee and labor matters, including her leadership of the company’s efforts to increase its workforce to meet growth needs and her oversight of the company’s stakeholder communications. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below.

Long-Term Incentives: In 2024, Ms. Dennis was granted a Long-Term Incentive Plan target award of $559,900 for the period of January 1, 2024 through December 31, 2026. Actual awards will be based on the Company’s achievement of approved LTIP metrics and are payable on or before April 1, 2027. In February 2025, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2022 for the period from January 1, 2022 – December 31, 2024. Ms. Dennis’ Long-Term Incentive Plan award for the 2022-2024 period is $700,440 and will be paid on or before April 1, 2025. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2024. Mr. Greer is our Executive Vice President and Chief Operating Officer.

Base Salary: Mr. Greer’s base salary was increased effective November 25, 2024 from $697,000 to $724,870 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2024 Competitive Market Analysis.”

Annual Incentive: The O&C Committee awarded Mr. Greer $700,822 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2024, reflecting the result of Oncor’s overall performance as well as Mr. Greer’s individual performance for the year 2024. The O&C Committee and our CEO evaluated his leadership overseeing the complex operations of Oncor’s entire transmission and distribution system, particularly the execution of the company’s large capital plan with a focus on safety and reliability, management of the system during severe weather events, and the development of the company’s first system resiliency plan. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below.

Long-Term Incentives: In 2024, Mr. Greer was granted a Long-Term Incentive Plan target award of $1,394,000 for the period of January 1, 2024 through December 31, 2026. Actual awards will be based on the company’s achievement of approved LTIP metrics and are payable on or before April 1, 2027. In February 2025, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2022 for the period from January 1, 2022 – December 31, 2024. Mr. Greer’s Long-Term Incentive Plan award for the 2022-2024 period is $1,737,150 and will be paid on or before April 1, 2025. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below for additional information on the Long-Term Incentive Plan and target awards.

Matthew C. Henry

The following is a summary of Mr. Henry’s individual compensation for 2024. Mr. Henry is our Senior Vice President, General Counsel and Secretary.

Base Salary: Mr. Henry’s base salary was increased effective November 25, 2024 from $684,000 to $707,950 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2024 Competitive Market Analysis.”

Annual Incentive: The O&C Committee awarded Mr. Henry $601,552 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2024, reflecting the result of Oncor’s overall performance as well as Mr. Henry’s individual performance for the year 2024. The O&C Committee and our CEO evaluated his management of the company’s legal, regulatory, external affairs, and corporate security matters, including his oversight of the company’s first system resiliency plan application filing with the PUCT (which was approved in November 2024), and his assumption of the leadership of corporate security matters. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below.

Long-Term Incentives: In 2024, Mr. Henry was granted a Long-Term Incentive Plan target award of $1,197,000 for the period of January 1, 2024 through December 31, 2026. Actual awards will be based on Oncor’s achievement of approved LTIP metrics and are payable on or before April 1, 2027. In February 2025, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2022 for the period from January 1, 2022 – December 31, 2024. Mr. Henry’s Long-Term Incentive Plan award for the 2022-2024 period is $1,355,712 and will be paid on or before April 1, 2025. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2024 table below for additional information on the Long-Term Incentive Plan and target awards.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Mack, Martin, Saenz, Walker and Zucchet each served as members of our O&C Committee during 2024. Two of our O&C Committee members, Mr. Martin and Mr. Zucchet, are not classified as Disinterested Directors under the standards set forth in the LLC Agreement. Mr. Martin is the chairman, chief executive officer and president of Sempra, and was designated to serve on our board of directors by Sempra (through Oncor Holdings). Mr. Zucchet is employed by OMERS Infrastructure Management Inc., an affiliate of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company. Mr. Zucchet was designated to serve on our board of directors by Texas Transmission. No member of the O&C Committee is or has ever been one of our officers or employees.

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

COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the aggregate compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2024, 2023 and 2022 in which they served as a Named Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
E. Allen Nye, Jr.
Chief Executive	2024	1,205,238	-	7,568,688	174,568	162,515	9,111,009
	2023	1,149,750	-	6,508,978	230,435	151,458	8,040,621
	2022	1,085,417	-	6,182,635	4,396	143,266	7,415,714
Don J. Clevenger
Senior Vice President & Chief Financial Officer	2024	687,108	-	2,395,382	73,436	103,095	3,259,021
	2023	654,750	-	1,955,818	140,073	99,618	2,850,259
	2022	618,083	-	1,955,474	-	88,246	2,661,803
Deborah L. Dennis
Senior Vice President, Chief Customer Officer & Chief HR Officer	2024	510,369	-	1,148,085	266,993	87,462	2,012,909
	2023	478,750	-	1,022,663	624,989	81,821	2,208,223
	2022	451,250	-	931,908	-	77,406	1,460,564
James A. Greer
Executive Vice President & Chief Operating Officer	2024	699,144	-	2,437,972	-	91,452	3,228,568
	2023	666,750	-	2,086,548	772,151	90,768	3,616,217
	2022	629,167	-	2,118,478	-	82,276	2,829,921
Matthew C. Henry
Senior Vice President, General Counsel & Secretary	2024	685,842	-	1,957,264	61,407	88,206	2,792,719
	2023	653,750	-	1,742,178	78,443	80,807	2,555,178
	2022	617,083	-	1,761,719	19,544	69,168	2,467,514

______________

(1)Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, as described in “—Compensation Elements—Executive Annual Incentive Plan,” “—Compensation Elements—Long-Term Incentive Plan,” and the Grants of Plan-Based Awards – 2024 table below. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month period. Long-Term Incentive Plan amounts in this column for 2024 represent awards to be paid in 2025 that were earned by the executive for the 2022-2024 period. The below table reflects the amounts paid with respect to each plan’s period ending on December 31, 2024.

Name	Executive Annual Incentive Plan ($)	Long-Term Incentive Plan ($)
E. Allen Nye, Jr.	1,736,688	5,832,000
Don J. Clevenger	688,757	1,706,625
Deborah L. Dennis	447,645	700,440
James A. Greer	700,822	1,737,150
Matthew C. Henry	601,552	1,355,712

(2)Amounts reported under this column reflect the aggregate change in actuarial value at December 31 of the specified year as compared to December 31 of the previous year of each executive’s accumulated benefits under the Oncor Retirement Plan and the Supplemental Retirement Plan. With respect to the Oncor Retirement Plan, Ms. Dennis and Mr. Greer participate in the traditional defined benefit component and Messrs. Nye, Clevenger, and Henry participate in the cash balance component. With respect to 2024, the aggregate change in actuarial value decreased for Mr. Greer by $261,877 and such negative amount has not been included in this column in accordance with applicable SEC guidance. For a more detailed description of these plans and the calculation of actuarial value, see “—Compensation Elements—Deferred Compensation and Retirement Plans” and the narrative that follows the Pension Benefits table below.

(3)Amounts reported as “All Other Compensation” for 2024 are attributable to the executive’s receipt of certain compensation as described in the following table:

2024 All Other Compensation Components for Named Executive Officers

Name	Oncor Thrift Plan Company Match ($)(a)	Oncor Salary Deferral Program Company Match ($)(b)	Perquisites ($)(c)	Total ($)
E. Allen Nye, Jr.	21,781	96,419	44,315	162,515
Don J. Clevenger	19,056	54,969	29,070	103,095
Deborah L. Dennis	15,462	40,829	31,171	87,462
James A. Greer	15,533	55,932	19,987	91,452
Matthew C. Henry	19,058	54,868	14,280	88,206

______________

(a)Amounts represent company matching amounts under the Oncor Thrift Plan. For a more detailed description of the Oncor Thrift Plan, see “—Compensation Elements—Deferred Compensation and Retirement Plans—Oncor Thrift Plan.”

(b)Amounts represent company matching amounts under the Oncor Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation – 2024 table below for a more detailed description of the Oncor Salary Deferral Program.

(c)Amounts reported under this column represent the aggregate amount of incremental cost to Oncor for the perquisites received by each Named Executive Officer, minus any reimbursed amounts. These incremental costs consist of (i) executive physicals and related health tests for each of Messrs. Nye, Clevenger and Greer, (ii) financial planning services for each of Messrs. Nye and Greer and Ms. Dennis, (iii) country club/luncheon club dues for Messrs. Nye, Clevenger and Henry and Ms. Dennis, and (iv) entertainment tickets and parking passes for each of Ms. Dennis and Mr. Henry. For a summary discussion of the perquisites offered to our executive officers, see “—Compensation Elements—Perquisites and Other Benefits.”

Grants of Plan-Based Awards – 2024

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2024. For a narrative description of material factors necessary for an understanding of the information disclosed in the table and the accompanying footnotes, see “—Compensation Elements—Executive Annual Incentive Plan” and “—Compensation Elements—Long-Term Incentive Plan.”

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	0	1,386,024	2,772,048
Long-Term Incentive Plan (2)	1,277,125	5,108,500	10,217,000
Don J. Clevenger
Executive Annual Incentive Plan (1)	0	549,686	1,099,372
Long-Term Incentive Plan (2)	342,500	1,370,000	2,740,000
Deborah L. Dennis
Executive Annual Incentive Plan (1)	0	357,258	714,517
Long-Term Incentive Plan (2)	139,975	559,900	1,119,800
James A. Greer
Executive Annual Incentive Plan (1)	0	559,315	1,118,630
Long-Term Incentive Plan (2)	348,500	1,394,000	2,788,000
Matthew C. Henry
Executive Annual Incentive Plan (1)	0	480,090	960,179
Long-Term Incentive Plan (2)	299,250	1,197,000	2,394,000

________________

(1)The amounts reported reflect the threshold, target, and maximum amounts available under the Executive Annual Incentive Plan. The O&C Committee set operational and other metrics for the plan and individual target amounts in February 2024 and final award payout amounts were determined by the O&C Committee in February 2025. The actual awards for the 2024 plan year will be paid in March 2025 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Threshold payout amounts for the Executive Annual Incentive Plan reflect the minimum final funding percentage of 0% multiplied by the target award. Maximum payout amounts for the Executive Annual Incentive Plan reflect a final funding percentage of 200% multiplied by the target award. The O&C Committee did not apply any individual performance modifiers to Named Executive Officers for 2024 plan year awards. The Executive Annual Incentive Plan provides that the final funding percentage for awards under the plan cannot exceed 200%. It is the intent of the O&C Committee to administer the plan so that application of any individual performance modifiers (which under the plan may be plus or minus 50%) would not result in payouts of more than 200% of target award. However, the O&C Committee has discretion in how it administers the plan and could adjust payout maximums as it deems necessary.

(2)The amounts reported reflect the threshold, target, and maximum amounts available for award grants made in 2024 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2024 and any final awards will be payable on or before April 1, 2027 based on achievement of LTIP metrics for the 2024-2026 period, as discussed in more detail above under ““—Compensation Elements—Long-Term Incentive Plan.” Under the Long-Term Incentive Plan, maximum payout amounts are limited to 200% of the target award. Actual awards for the 2022-2024 period will be paid on or before April 1, 2025 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Under the Long-Term Incentive Plan, threshold payout amounts will effectively be the actual results of the weighted time-based LTIP operational metric.

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits in connection with, or following, the retirement of our Named Executive Officers for the fiscal year ended December 31, 2024:

Name	Plan Name	Number of Years Accredited Service(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(2)
E. Allen Nye, Jr.	Oncor Retirement Plan	13.00	212,793	-
	Supplemental Retirement Plan	13.00	901,863	-
Don J. Clevenger	Oncor Retirement Plan	19.67	315,602	-
	Supplemental Retirement Plan	19.67	443,029	-
Deborah L. Dennis	Oncor Retirement Plan	45.08	4,260,071	-
	Supplemental Retirement Plan	45.08	1,933,122	-
James A. Greer	Oncor Retirement Plan	39.50	2,763,465	-
	Supplemental Retirement Plan	39.50	5,942,165	-
Matthew C. Henry	Oncor Retirement Plan	5.75	94,177	-
	Supplemental Retirement Plan	5.75	207,733	-

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

(2)While no payments were made to the Named Executive Officers under the Supplemental Retirement Plan in 2024, distributions were made from Messrs. Nye, Clevenger and Henry’s accounts in December 2024 to pay required Federal Insurance Contributions Act (FICA) taxes with respect to the participant’s respective accrued benefit in the cash balance component of the plan. Those FICA taxes were paid directly to the taxing authorities through payroll withholding and thus are not reported here.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2024 to Ms. Dennis and Mr. Greer, are computed as follows: for each year of accredited service up to a total of 40 years, a participant receives 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Messrs. Nye, Clevenger, and Henry, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2024 of each Named Executive Officer’s Oncor Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2024. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been and may continue to be modified to address the applicable requirements under Section 409A of the Code and related guidance.

The present value of accumulated benefits for the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under either plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 55% will elect a 100% joint and survivor annuity and 45% will elect a single life annuity. Post-retirement mortality was based on the Pri-2012 amounts weighted mortality table projected generationally from 2012 with scale MP-2021. A discount rate of 5.45% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 3.75% and then discounted back to December 31, 2024, at 5.45%. For married executives, it is assumed that 90% will elect a lump sum, 5% will elect a joint and survivor annuity and 5% will elect a single life annuity. Post-retirement mortality for annuity recipients was based on the Pri-2012 amounts-weighted mortality table projected generationally from 2012 with scale MP-2021. No pre-retirement mortality or turnover assumptions were applied.

The present values of accumulated benefits for the Supplemental Retirement Plan as of December 31, 2024 for Messrs. Nye, Clevenger and Henry were offset by permissible distributions made on December 30, 2024 to taxing authorities to satisfy FICA taxes.

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

Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable upon the later of (i) a fully vested participant’s separation from service or (ii) the date a fully vested participant would have achieved ten years of accredited service if the participant had remained in continuous employment and not experienced a separation of service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan. However, for either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable as soon as reasonably practical and within 90 days following a separation of service if the lump sum present value of the participant’s total vested benefit amount is less than the dollar amount under the applicable provision of the Code ($23,000 in 2024). Benefits under the Supplemental Retirement Plan are only available to our executive officers and other specified key employees.

Nonqualified Deferred Compensation – 2024

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2024:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Oncor Salary Deferral Program	96,419	96,419	231,633	(136,843)	1,662,582
Don J. Clevenger
Oncor Salary Deferral Program	54,969	54,969	96,927	(141,860)	886,673
Deborah L. Dennis
Oncor Salary Deferral Program	40,829	40,829	243,947	-	1,992,752
James A. Greer
Oncor Salary Deferral Program	55,932	55,932	154,929	(142,208)	1,035,079
Matthew C. Henry
Oncor Salary Deferral Program	54,868	54,868	65,262	-	799,016

_______________

(1)Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.

(2)Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.

(3)$178,813, $101,827, $74,400, $103,673 and $101,667 represent company match awards for 2022 and 2023 for Mr. Nye, Mr. Clevenger, Ms. Dennis, Mr. Greer, and Mr. Henry, respectively, which are included as compensation in the Summary Compensation Table in the applicable year earned.

Oncor Salary Deferral Program

Under the Oncor Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Oncor Salary Deferral Program ($157,827 for the program year beginning January 1, 2024) may elect to defer up to 50% of annual base salary and/or up to 85% of any bonus or incentive award. This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of base salary deferred under the Oncor Salary Deferral Program. Oncor does not match deferred bonus or incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor. The definitions of “cause,” “change in control,” and “good reason” are substantially consistent with the same definitions in the Change in Control Policy, see “—Potential Payments upon Termination or Change in Control—Change in Control Policy.” Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Oncor Salary Deferral Program selected by each participant.

Additionally, Oncor, at the direction of the O&C Committee, can make additional discretionary contributions into an Oncor Salary Deferral Program participant’s account. Discretionary contributions made into an Oncor Salary Deferral Program participant’s account by Oncor vest as determined by the O&C Committee.

At the end of the applicable account maturity period (seven years or retirement, as elected by the participant or, in the case of company discretionary contributions, as determined by the O&C Committee) the trustee for the Oncor Salary Deferral Program distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments at the participant’s election made at the time of deferral. Oncor is financing the retirement option of the Oncor Salary Deferral Program through the purchase of corporate-owned life insurance on lives of some participants. The proceeds from such insurance are expected to allow us to fully recover the cost of the retirement option.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination of employment including due to retirement, voluntary, for cause, death, disability, without cause, or termination after a change in control of Oncor for good reason or without cause. The amounts shown below for our current Named Executive Officers assume that such a termination of employment and/or change in control occurred on December 31, 2024.

In 2024, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below. In addition to the provisions of those plans, the Oncor Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause, death, disability, retirement at the age of 62 or later, or termination for good reason following a change in control. The amounts listed in the tables below regarding the Oncor Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from termination without cause, death, disability, retirement at the age of 62 or later or a termination for good reason following the occurrence of a change in control. Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation – 2024 table above. For a more detailed discussion of the Oncor Salary Deferral Program, see the Nonqualified Deferred Compensation – 2024 table and the narrative following such table.

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

1. Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death or Disability	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	-	6,646,272	9,276,396
Executive Annual Incentive Plan(2)	1,736,688	-	1,736,688	1,736,688	1,736,688
Oncor Salary Deferral Program(3)	-	-	831,291	831,291	831,291
Long-Term Incentive Plan(4)	5,832,000	-	10,287,194(5)	5,832,000	10,287,194
Health & Welfare
− Medical/COBRA	-	-	-	71,713	71,713
− Dental/COBRA	-	-	-	4,617	4,617
Outplacement Assistance	-	-	-	40,000	40,000
Totals	$7,568,688	$-	$12,855,173	$15,162,581	$22,247,899

________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2024, would entitle the participant to the full year award.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)A termination of employment for any reason other than cause on December 31, 2024 would entitle the participant to the full award for the 2022-2024 period.

(5)The amount reflected includes the target award for the outstanding periods 2023-2025 and 2024-2026 and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death or disability, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

2. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Voluntary	For Cause	Death or Disability	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	-	1,262,086	4,335,944
Executive Annual Incentive Plan(2)	688,757	-	688,757	688,757	688,757
Oncor Salary Deferral Program(3)	-	-	443,336	443,336	443,336
Long-Term Incentive Plan(4)	1,706,625	-	2,968,625(5)	1,706,625	2,968,625
Health & Welfare
− Medical/COBRA	-	-	-	47,808	47,808
− Dental/COBRA	-	-	-	3,078	3,078
Outplacement Assistance	-	-	-	25,000	25,000
Totals	$2,395,382	$-	$4,100,718	$4,176,690	$8,512,548

_________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2024, would entitle the participant to the full year award.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)A termination of employment for any reason other than cause on December 31, 2024 would entitle the participant to the full award for the 2022-2024 period.

(5)The amount reflected includes the target award for the outstanding periods 2023-2025 and 2024-2026 and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death or disability, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

3. Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement, Death or Disability	Voluntary	For Cause	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	-	1,195,431	2,125,374
Executive Annual Incentive Plan(2)	447,645	447,645	-	447,645	447,645
Oncor Salary Deferral Program(3)	-	-	-	-	-
Long-Term Incentive Plan(4)	1,217,591(5)	700,440	-	700,440	1,217,591
Health & Welfare
− Medical/COBRA	-	-	-	32,577	32,577
− Dental/COBRA	-	-	-	2,019	2,019
Outplacement Assistance	-	-	-	25,000	25,000
Totals	$1,665,236	$1,148,085	$-	$2,403,112	$3,850,206

_________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the severance plan for non-executive employees which amount is greater than the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2024, would entitle the participant to the full year award.

(3)Ms. Dennis is fully vested in the Oncor Salary Deferral Program as a result of her eligibility to retire under the Oncor Retirement Plan upon termination of employment, and therefore no additional vesting would occur as a result of any termination of her employment.

(4)A termination of employment for any reason other than cause on December 31, 2024 would entitle the participant to the full award for the 2022-2024 period.

(5)Under the Long-Term Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Ms. Dennis has met these requirements, a termination of her employment other than for death or disability would be treated as a retirement under the plan. The amount reflected includes the target award for the outstanding periods 2023-2025 and 2024-2026 and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death, disability or retirement, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

4. Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

Benefit	Retirement, Death or Disability	Voluntary	For Cause	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	-	1,393,981	4,411,870
Executive Annual Incentive Plan(2)	700,822	700,822	-	700,822	700,822
Oncor Salary Deferral Program(3)	-	-	-	-	-
Long-Term Incentive Plan(4)	3,021,972(5)	1,737,150	-	1,737,150	3,021,972
Health & Welfare
− Medical/COBRA	-	-	-	47,808	47,808
− Dental/COBRA	-	-	-	3,036	3,036
Outplacement Assistance	-	-	-	25,000	25,000
Totals	$3,722,794	$2,437,972	$-	$3,907,797	$8,210,508

_________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the severance plan for non-executive employees which amount is greater than the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2024, would entitle the participant to the full year award.

(3)Mr. Greer is fully vested in the Oncor Salary Deferral Program as a result of his eligibility to retire under the Oncor Retirement Plan upon termination of employment, and therefore no additional vesting would occur as a result of any termination of his employment.

(4)A termination of employment for any reason other than cause on December 31, 2024 would entitle the participant to the full award for the 2022-2024 period.

(5)Under the Long-Term Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Mr. Greer has met these requirements, a termination of his employment other than for death or disability would be treated as a retirement under the plan. The amount reflected includes the target award for the outstanding periods 2023-2025 and 2024-2026 and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death, disability, or retirement, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

5. Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death or Disability	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	-	1,188,040	4,044,210
Executive Annual Incentive Plan(2)	601,552	-	601,552	601,552	601,552
Oncor Salary Deferral Program(3)	-	-	399,508	399,508	399,508
Long-Term Incentive Plan(4)	1,355,712	-	2,394,580(5)	1,355,712	2,394,580
Health & Welfare
− Medical/COBRA	-	-	-	47,808	47,808
− Dental/COBRA	-	-	-	3,078	3,078
Outplacement Assistance	-	-	-	25,000	25,000
Totals	$1,957,264	$-	$3,395,640	$3,620,698	$7,515,736

_________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2024, would entitle the participant to the full year award.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)A termination of employment for any reason other than cause on December 31, 2024 would entitle the participant to the full award for the 2022-2024 period.

(5)The amount reflected includes the target award for the outstanding periods 2023-2025 and 2024-2026 and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death or disability, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

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

The Change in Control Policy attaches a form of an agreement and release that each executive is required to sign prior to receipt of benefits under the Change in Control Policy, and such form of agreement and release contains a one-year non-solicitation period and provisions regarding confidentiality and non-disparagement. For a period of one year after a termination contemplated by the policy, a participant may not recruit, solicit, induce, encourage or in any way cause any employee, consultant or contractor engaged by Oncor or any affiliate to terminate his or her relationship with Oncor. The Change in Control Policy may be amended by our board of directors or a duly authorized committee of our board of directors at any time, except that any amendments that adversely affect the benefits available to eligible participants cannot be made within 24 months of a change in control or while the company is in the process of negotiating a potential transaction or event which, if consummated, would constitute a change in control.

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

Executive Annual Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Executive Annual Incentive Plan, see the narrative included in “—Compensation Elements—Executive Annual Incentive Plan.”

Long-Term Incentive Plan

For information concerning change of control and termination payouts for awards granted under the Long-Term Incentive Plan, see the narrative included in “—Compensation Elements—Long-Term Incentive Plan.”

Oncor Salary Deferral Program

For information concerning vesting upon a change of control and termination for good reason, see the narrative that follows the Nonqualified Deferred Compensation – 2024 table.

CEO Pay Ratio for Fiscal Year 2024

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2024, as shown in the Summary Compensation Table above, was $9,111,009.

The median Oncor employee’s annual total compensation in 2024 (other than Mr. Nye) was $173,358, calculated using the same methodology as used in the calculation of Mr. Nye’s annual total compensation in the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor Thrift Plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2024 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2024 was 53:1, when calculated in a manner consistent with Item 402(u) of Regulation S-K.

Identification of Median Employee

We identified a median employee in 2024. For purposes of determining the median Oncor employee, we evaluated all employees, other than Mr. Nye, employed by Oncor as of November 1, 2024 and calculated each such employee’s total cash compensation through November 1, 2024 using each employee’s (i) base pay received through November 1, 2024 and (ii) cash compensation received through November 1, 2024 in the form of incentive compensation, bonuses, and any other cash payments (including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts). We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation. The total compensation of each employee other than Mr. Nye was then ranked lowest to highest to determine the median employee. As a result of having an even-numbered employee population we used reasonable judgment to select the median employee that was best suited to serve as the median employee.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2025, the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor. In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

•We have internal controls over financial reporting and other financial, operational and compliance policies and practices designed to keep our compensation programs from being susceptible to manipulation by any employee, including our executive officers. These policies and practices include (i) having the O&C Committee acting as the plan administrator for both the Executive Annual Incentive Plan and the Long-Term Incentive Plan, and (ii) an incentive compensation recovery policy adopted in December 2024 that gives the O&C Committee discretion to recover incentive compensation from officers to the extent such officer’s reckless or intentional misconduct contributes to certain financial statement restatements.

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

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2024, other than E. Allen Nye, Jr., whose compensation from Oncor is discussed in “—Compensation Discussion and Analysis” and “—Compensation Tables.” Mr. Nye did not receive any compensation for his service on our board of directors.

Name	Total Fees Earned or Paid in Cash ($)
Justin C. Bird (1)	—
Robert A. Estrada (2)	287,500
Printice L. Gary (3)	287,500
Margaret S.C. Keliher (4)	267,500
Timothy A. Mack (5)	287,500
Jeffrey W. Martin (6)	—
Helen M. Newell (7)	—
Alice L. Rodriguez (8)	267,500
Luis J. Saenz (9)	267,500
Robert S. Shapard (10)	367,500
W. Kelvin Walker (11)	267,500
Steven J. Zucchet (12)	—

_______________

(1)Mr. Bird is a member director who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in January 2024. As a member director, Mr. Bird does not receive any compensation from Oncor for serving as a member of our board of directors.

(2)Mr. Estrada’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 for serving as a member of our board of directors, (ii) $68,750 for the last quarter of 2024 for serving as a member of our board of directors, and (iii) $5,000 for each quarter of 2024 for serving as chair of the Audit Committee of our board of directors.

(3)Mr. Gary’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 (of which $3,975 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $68,750 for the last quarter of 2024 (of which $4,125 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $5,000 for each quarter of 2024 for serving as chair of the Governance and Sustainability Committee of our board of directors.

(4)Ms. Keliher’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 (of which $3,975 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $68,750 for the last quarter of 2024 (of which $4,125 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(5)Mr. Mack’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 (of which $3,975 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $68,750 for the last quarter of 2024 (of which $4,125 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $5,000 for each quarter of 2024 for serving as chair of the O&C Committee of our board of directors.

(6)Mr. Martin is a member director who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018. As a member director, Mr. Martin does not receive any compensation from Oncor for serving as a member of our board of directors.

(7)Ms. Newell is a member director who was designated to serve on our board of directors by Texas Transmission in July 2019. As a member director, Ms. Newell does not receive any compensation from Oncor for serving as a member of our board of directors.

(8)Ms. Rodriguez’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 (of which $3,975 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $68,750 for the last quarter of 2024 (of which $4,125 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(9)Mr. Saenz’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 (of which $3,975 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $68,750 for the last quarter of 2024 (of which $4,125 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(10)Mr. Shapard’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 (of which $3,975 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $68,750 for the last quarter of 2024 (of which $4,125 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $25,000 for each quarter of 2024 (of which $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings) for serving as non-executive Chairman of our board of directors. Mr. Shapard, who retired as Oncor’s CEO in 2018, receives certain payments from Oncor attributable to his prior service as an employee under the Oncor Salary Deferral Program as well as certain healthcare premium reimbursements pursuant to our previous executive change in control policy. As these payments are attributable solely to his previous employment as an officer and are not related to his service as a director, these amounts are not included in this table as director compensation.

(11)Mr. Walker’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $66,250 for each of the first three quarters of 2024 (of which $3,975 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $68,750 for the last quarter of 2024 (of which $4,125 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(12)Mr. Zucchet is a member director who was designated to serve on our board of directors by Texas Transmission in November 2008. As a member director, Mr. Zucchet does not receive any compensation from Oncor for serving as a member of our board of directors.

The O&C Committee determines director compensation for the Disinterested Directors on our board of directors and our non-executive Chairman of the board of directors. All director fees are paid quarterly, in arrears. Each Disinterested Director and our non-executive Chairman receive a fee for serving on our board of directors. For the first three quarters of 2024 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $66,250, of which amount $3,975 for each of the directors who also served on the board of directors of Oncor Holdings during such first three quarters was attributable to each such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. For the last quarter of 2024 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $68,750, of which amount $4,125 for each of the directors who also served on the board of directors of Oncor Holdings in the last quarter of 2024 was attributable to each such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. In addition, the chair of the Audit Committee (Mr. Estrada) received an additional $5,000 quarterly fee, the chair of the Governance & Sustainability Committee (Mr. Gary) received an additional $5,000 quarterly fee, and the chair of the O&C Committee (Mr. Mack) received an additional $5,000 quarterly fee in 2024 for the extra responsibilities associated with each such positions. For each quarter of 2024, our non-executive Chairman (Mr. Shapard) received an additional $25,000 quarterly fee for the additional duties associated with that position (of which amount $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings).

In October 2024, the O&C Committee reviewed Meridian’s competitive market analysis of the fees received by our Disinterested Directors, our non-executive Chairman, and our committee chairs using the same peer group used in the October 2024 analysis of executive compensation. See “—Overview—Compensation Benchmarking and Market Data— October 2024 Competitive Market Analysis” for a description of this peer group. As a result of this review, the O&C Committee increased the fee to be paid to the Disinterested Directors and our non-executive Chairman to $68,750 per quarter, effective as of the quarter beginning October 1, 2024.

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

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2024, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor.

Security Ownership of Equity Interests of Oncor by Certain Beneficial Owners and Management

The following table lists the number of limited liability company membership interests (LLC Units) of Oncor beneficially owned at February 24, 2025 by the holders of more than 5% of our LLC Units (based on information made available to Oncor), our current directors and the Named Executive Officers listed in “Item 11. Executive Compensation—Summary Compensation Table.” See also “Items 1 and 2. Business and Properties—Ownership Structure and Ring-Fencing Measures” and Note 1 to Financial Statements for a discussion of the various ring-fencing measures that have been taken to enhance the separateness between us and entities with ownership interests in us. As a result of these measures, holders of our LLC Units do not control us, and the ring-fencing measures limit their ability to direct our management, policies and operations.

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

Related Party Transactions

Operation Agreement With Sharyland

Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT, Inc., we entered into an operation agreement with Sharyland pursuant to which we provide certain operation services to them at cost with no markup or profit. We provided Sharyland with approximately $586,000 worth of services pursuant to this agreement in 2024. Sempra holds an indirect 50% indirect in Sharyland Holdings, L.P., the parent of Sharyland.

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

At December 31, 2024, we had $1 million net receivable from members under the agreement. It consisted of a current federal income taxes receivable totaling $30 million ($24 million receivable from Sempra and $6 million receivable from Texas Transmission), partially offset by Texas margin tax payable to Sempra totaling $29 million.

We made net in lieu of income tax payments of $74 million (including $36 million and $9 million in federal income tax-related payments to Sempra and Texas Transmission, respectively, and $29 million in Texas margin tax-related payments to Sempra) in the year ended December 31, 2024.

LLC Agreement of Oncor

In March 2018, in connection with Sempra’s indirect acquisition of Oncor Holdings, Oncor’s LLC Agreement was amended and restated in its entirety as set forth in the LLC Agreement. The LLC Agreement of Oncor among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the LLC Agreement provides for the management of Oncor by a board of directors consisting of 13 members, including seven Disinterested Directors, two directors designated by Texas Transmission (subject to certain conditions), two directors designated indirectly by Sempra and two directors that are current or former officers of Oncor. Texas Transmission also has the right to designate one non-voting observer to the board of directors, who is entitled to attend all meetings of the board of directors (subject to certain exceptions) and receive copies of all notices and materials provided to the board of directors.

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

Director Independence

Our LLC Agreement provides that seven members of our board of directors must be Disinterested Directors. For a director to be deemed a Disinterested Director, our board of directors must affirmatively determine that (i) such director has not had within the previous ten years, nor currently has, a material relationship with Sempra or its subsidiaries or affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings and (ii) that such director meets the independence standards in Section 303A of the NYSE Listed Company Manual in all material respects in relation to Sempra or its subsidiaries and affiliated entities or any entity with a direct or indirect ownership interest in Oncor or Oncor Holdings.

Our board of directors considers which of its members qualify as Disinterested Directors annually, in part by reviewing relevant relationships with organizations with which our directors are affiliated. Our board of directors has determined that each of Messrs. Estrada, Gary, Mack, Saenz and Walker and Mses. Keliher and Rodriguez qualify as both independent directors under the NYSE independence standards and as Disinterested Directors under the standards in our LLC Agreement. Additionally, our board of directors has determined that Mr. Berg and Ms. Johnson, each of whom will become members of our board of directors effective March 9, 2025, qualify as both independent directors under the NYSE independence standards and as Disinterested Directors under the standards in our LLC Agreement.

In connection with its review and determination of independence under the NYSE independence standards, our board of directors considered what it viewed as certain non-material relationships and transactions involving our directors, including that Oncor is a dues paying member and has served as a corporate sponsor of the annual meeting of the Dallas Citizens Council, a 501(c)(6) nonprofit organization where Mr. Walker serves as the chief executive officer and Oncor’s chief executive serves on its board of directors.

Mr. Shapard is our Chairman of our board of directors and presides at all meetings of our board of directors. He was appointed non-executive Chairman of our board of directors effective upon Sempra’s March 2018 indirect acquisition of Oncor Holdings. Prior to that time, Mr. Shapard served as our Chief Executive.

Our board of directors has designated an Audit Committee, Finance Committee, Governance and Sustainability Committee and O&C Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our LLC Agreement or board of directors to meet any independence standards. Mr. Zucchet, who was designated to serve on our board of directors by Texas Transmission in November 2008, has served on the O&C Committee since May 2010, the Governance and Sustainability Committee since February 2011, and the Finance Committee since February 2025. Ms. Newell, who was designated to serve on our board of directors by Texas Transmission in July 2019, has served on the Audit Committee since such date and the Finance Committee since February 2025. Mr. Martin, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in

March 2018, has served on the O&C Committee since April 2020. Mr. Bird, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in January 2024, has served on the Audit Committee and the Governance and Sustainability Committee since January 2024 and the Finance Committee since February 2025. None of Messrs. Bird, Martin, or Zucchet or Ms. Newell qualifies as independent under the NYSE independence standards or as a Disinterested Director for purposes of our LLC Agreement.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2024 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

	Years Ended December 31,
	2024	2023
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$3,786,500	$3,495,950
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards. (a)	32,500	229,400
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and base rate review proceeding assistance.	-	-
Total	$3,819,000	$3,725,350

________________

(a)For the years ended December 31, 2024 and December 31, 2023, the amounts represent fees paid in each year in connection with the audit of Oncor’s employee political action committees. For the year ended December 31, 2023, the amount also includes fees paid in connection with the independent auditor’s report issued by Deloitte & Touche with Oncor’s eligible projects spend report relating to the 4.15% Senior Secured Notes due 2032, as well as an agreed-upon procedures report issued by Deloitte & Touche in connection with Oncor's request for reimbursement of certain costs related to Oncor's provision of mutual assistance aid to another utility. For the years ended December 31, 2024 and December 31, 2023, the amounts exclude approximately $13,000 in fees for each year related to the annual audit of the Oncor Cares Foundation, a 501(c)(3) foundation established by Oncor in 2020 (Oncor Cares Foundation). Oncor Cares Foundation’s audit fees are billed by Deloitte & Touche to the Oncor Cares Foundation and paid by Oncor as a charitable contribution to the Oncor Cares Foundation.

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

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated as of October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(d)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated as of May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.
4(e)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated as of December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—

Officer’s Certificate, dated as of September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(i)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated as of September 13, 2010, establishing the terms of Oncor Electric Delivery Company LLC’s 5.25% Senior Secured Notes due 2040.
4(j)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer’s Certificate, dated as of November 23, 2011, establishing the terms of Oncor Electric Delivery Company LLC’s 4.55% Senior Secured Notes due 2041.
4(k)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer’s Certificate, dated as of May 18, 2012, establishing the terms of Oncor Electric Delivery Company LLC’s 4.10% Senior Secured Notes due 2022 and 5.30% Senior Secured Notes due 2042.
4(l)	333-100240 Form 8-K (filed March 30, 2015)	4.1	—	Officer’s Certificate, dated as of March 24, 2015, establishing the terms of Oncor Electric Delivery Company LLC’s 2.950% Senior Secured Notes due 2025 and 3.750% Senior Secured Notes due 2045.
4(m)	333-100240 Form 8-K (filed September 27, 2017)	4.1	—	Officer’s Certificate, dated as of September 21, 2017, establishing the terms of Oncor Electric Delivery Company LLC’s 3.80% Senior Secured Notes due 2047.
4(n)	333-100240 Form 8-K (filed August 14, 2018)	4.1	—	Officer’s Certificate, dated as of August 10, 2018, establishing the terms of Oncor Electric Delivery Company LLC’s 3.70% Senior Secured Notes due 2028 and 4.10% Senior Secured Notes due 2048.
4(o)	333-100240 Form 8-K (filed December 4, 2018)	4.1	—	Officer’s Certificate, dated as of November 30, 2018, establishing the terms of Oncor Electric Delivery Company LLC’s 5.75% Senior Secured Notes due 2029.
4(p)	333-100240 Form 8-K (filed May 28, 2019)	4.1	—

Officer’s Certificate, dated as of May 23, 2019, establishing the terms of Oncor Electric Delivery Company LLC’s 2.75% Senior Secured Notes due 2024, 3.80% Senior Secured Notes due 2049 and providing for additional 3.70% Senior Secured Notes due 2028.

4(q)	333-100240 Form 8-K (filed September 13, 2019)	4.1	—	Officer’s Certificate, dated as of September 12, 2019, establishing the terms of Oncor Electric Delivery Company LLC’s 3.10% Senior Secured Notes due 2049.
4(r)	333-100240 Form 8-K (filed March 20, 2020)	4.1	—	Officer’s Certificate, dated as of March 20, 2020, establishing the terms of Oncor Electric Delivery Company LLC’s 2.75% Senior Secured Notes due 2030 and 3.70% Senior Secured Notes due 2050.
4(s)	333-100240 Form 8-K (filed September 28, 2020)	4.3	—	Officer’s Certificate, dated as of September 23, 2020, establishing the terms of Oncor Electric Delivery Company LLC’s 5.35% Senior Secured Notes due 2052.
4(t)	333-100240 Form 8-K (filed September 28, 2020)	4.1	—	Officer’s Certificate, dated as of September 28, 2020, establishing the terms of Oncor Electric Delivery Company LLC’s 0.55% Senior Secured Notes due 2025.
4(u)	333-100240 Form 8-K (filed November 17, 2021)	4.1	—

Officer’s Certificate, dated as of November 16, 2021, establishing the terms of Oncor Electric Delivery Company LLC’s 2.70% Senior Secured Notes due 2051 and providing for additional 2.75% Senior Secured Notes due 2030.

4(v)	333-100240 Form 8-K (filed May 20, 2022)	4.1	—	Officer’s Certificate, dated May 20, 2022, establishing the terms of Oncor Electric Delivery Company LLC’s 4.15% Senior Secured Notes due 2032 and 4.60% Senior Secured Notes due 2052.

4(w)	333-100240 Form 8-K (filed September 8, 2022)	4.1	—	Officer’s Certificate, dated September 8, 2022, establishing the terms of Oncor Electric Delivery Company LLC’s 4.55% Senior Secured Notes due 2032 and 4.95% Senior Secured Notes due 2052.
4(x)	333-100240 Form 8-K (filed May 11, 2023)	4.1	—

Officer’s Certificate, dated May 11, 2023, establishing the terms of Oncor Electric Delivery Company LLC’s 4.30% Senior Secured Notes due 2028 and providing for additional 4.95% Senior Secured Notes due 2052.

4(y)	333-100240 Form 8-K (filed November 13, 2023)	4.1	—	Officer's Certificate, dated November 13, 2023, establishing the terms of Oncor Electric Delivery Company LLC's 5.65% Senior Secured Notes due 2033.
4(z)	333-100240 Form 8-K (filed May 21, 2024)	4.1	—	Officer’s Certificate, dated May 21, 2024, establishing the term of Oncor Electric Delivery Company LLC’s 3.50% Senior Secured Notes due 2031.
4(aa)	333-100240 Form 8-K (filed June 21, 2024)	4.1	—	Officer’s Certificate, dated June 21, 2024, establishing the terms of Oncor Electric Delivery Company LLC’s 5.55% Senior Secured Notes due 2054.
4(ab)	333-100240 Form 8-K (filed November 15, 2024)	4.1	—	Officer’s Certificate, dated November 13, 2024, establishing the terms of Oncor Electric Delivery Company LLC’s 4.65% Senior Secured Notes due 2029.
4(ac)	333-100240 Form 8-K (filed January 16, 2025)	4.1	—	Officer’s Certificate, dated January 14, 2025, providing for Oncor Electric Delivery Company LLC’s additional 4.65% Senior Secured Notes due 2029.
4(ad)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.
4(ae)	333-100240 Form 10-K (filed March 3, 2009)	4(n)	—

First Amendment to Deed of Trust, dated as of March 2, 2009, between Oncor Electric Delivery Company LLC, as Grantor, and The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(af)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(ag)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of November 10, 2011, between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(ah)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—

Investor Rights Agreement, dated as of November 5, 2008, among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(ai)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—

Registration Rights Agreement, dated as of November 5, 2008, among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(aj)	333-100240 Form 8-K (filed January 16, 2025)	4.2	—

Registration Rights Agreement, dated January 14, 2025, between Oncor Electric Delivery Company LLC and the initial purchaser of Oncor Electric Delivery Company LLC’s additional 4.65% Senior Secured Notes due 2029.

10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K/A (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(c)	333-100240 Form 10-Q (filed May 5, 2016)	10(a)	—	Oncor Electric Delivery Company LLC Supplemental Retirement Plan, as amended.
10(d)	333-100240 Form 10-Q (filed May 7, 2018)	10(e)	—	Amendment No.1 to the Oncor Electric Delivery Company LLC Supplemental Retirement Plan, dated as of May 2, 2018.
10(e)	333-100240 Form 10-Q (filed August 2, 2019)	10(d)	—	Amendment No. 2 to the Oncor Electric Delivery Company LLC Supplemental Retirement Plan, dated as of May 13, 2019.
10(f)	333-268674 Form S-4 (filed December 5, 2022)	10(f)	—	Amendment No. 3 to the Oncor Electric Delivery Company LLC Supplemental Retirement Plan, dated as of November 22, 2022.
10(g)	333-100240 Form 10-Q (filed May 4, 2023)	10(b)	—	Oncor Electric Delivery Company LLC Ninth Amended and Restated Executive Annual Incentive Plan, effective as of January 1, 2023.
10(h)	333-100240 Form 10-K (filed February 25, 2022)	10(g)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(i)	333-100240 Form 8-K (filed February 25, 2022)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Salary Deferral Program.
10(j)	333-100240 Form 10-K (filed February 28, 2023)	10(j)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan effective as of December 31, 2022 through December 31, 2023.
10(k)	333-100240 Form 8-K (filed February 24, 2020)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2020through December 31, 2023.
10(l)	333-100240 Form 8-K (filed February 21, 2024)	10(b)	—	Oncor Electric Delivery Company LLC Tenth Amended and Restated Executive Annual Incentive Plan, effective as of January 1, 2024.
10(m)	333-100240 Form 8-K (filed February 21, 2024)	10(c)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan effective as of January 1, 2024.

Credit Agreements

10(n)	333-100240 Form 8-K (filed November 9, 2021)	10.1	—

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

10(q)	333-100240 Form 8-K (filed February 25, 2025)	10.1	—

Amended and Restated Revolving Credit Agreement, dated as of February 20, 2025, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, the fronting banks from time to time party thereto and the other financial institutions party thereto.

10(r)	333-100240 Form 8-K (filed February 21, 2024)	10(a)	—

Revolving Credit Agreement, dated as of February 21, 2024, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

10(s)	333-100240 Form 8-K (filed February 25, 2025)	10.2	—

Revolving Credit Agreement, dated as of February 20, 2025, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders and as swingline lender and the other financial institutions party thereto.

10(t)	333-100240 Form 8-K (filed March 23, 2023)	10.1	—	Term Loan Credit Agreement, dated as of March 22, 2023, between Oncor Electric Delivery Company LLC, as the borrower, and U.S. Bank National Association, as the lender.

	Other Material Contracts
10(u)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(v)	333-100240 Form 8-K (filed March 26, 2018)	10.1	—	Form of Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(w)	333-100240 Form 8-K (filed November 10, 2022)	10.1	—	Form of Amendment No. 1 to Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(x)	333-100240 Form 8-K (filed April 28, 2023)	10.1	—

Receivables Financing Agreement, dated as of April 28, 2023, among Oncor Receivables LLC, as borrower, the persons from time to time party thereto, as lenders and as group agents, MUFG Bank, LTD., as administrative agent, and Oncor Electric Delivery Company LLC, as initial servicer.

10(y)	333-100240 Form 8-K (filed April 30, 2024)	10.1	—

Amendment No. 1 to Receivables Financing Agreement, dated April 26, 2024, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents from time to time party thereto.

10(z)	333-100240 Form 8-K (filed April 28, 2023)	10.2	—	Purchase and Sale Agreement, dated as of April 28, 2023, among Oncor Electric Delivery Company LLC, as servicer, the originators from time to time party thereto, and Oncor Receivables LLC, as buyer.
10(aa)	333-100240 Form 8-K (filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May 6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Notes, Series A, due December 3, 2025 and 3.86% Senior Notes, Series B, due January 14, 2026.

10(ab)	333-100240 Form 8-K (filed March 29, 2023)	10.1	—

Note Purchase Agreement, dated as of March 29, 2023, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.50% Senior Secured Notes, Series C, due May 1, 2026, 5.34% Senior Secured Notes, Series D, due May 1, 2031 and 5.45% Senior Secured Notes, Series E, due May 1, 2036.

10(ac)	333-100240 Form 8-K (filed April 2, 2024)	10.1	—

Note Purchase Agreement, dated as of March 27, 2024, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.00% Senior Secured Notes, Series F, due May 1, 2029 and 5.49% Senior Secured Notes, Series G, due May 1, 2054.

10(ad)	333-100240 Form 8-K (filed February 4, 2025)	10.1	—

Note Purchase Agreement, dated as of January 30, 2025, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.15% Senior Secured Notes, Series H, due May 1, 2029 and 5.59% Senior Secured Notes, Series I, due May 1, 2034.

19	Insider Trading Policies and Procedures.
19(a)			—	Oncor Electric Delivery Company LLC’s Transactions in Company and Affiliate Securities Policy

21	Subsidiaries of the Registrant.
21(a)			—	Subsidiaries of Oncor Electric Delivery Company LLC.

31	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, senior vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Additional Exhibits.
99(a)	333-100240 Form 10-K (filed February 26, 2019)	99(c)	—	PUCT Final Order in Docket No. 47675, dated as of March 8, 2018.

101	Interactive Data File.
101.INS			—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH			—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB			—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page
104			—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

* Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 25, 2025
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 25, 2025
	(E. Allen Nye, Jr.)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 25, 2025
(Don J. Clevenger)

/s/	W. ALAN LEDBETTER	Principal Accounting Officer	February 25, 2025
(W. Alan Ledbetter)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 25, 2025
(Robert S. Shapard)

/s/	JUSTIN C. BIRD	Director	February 25, 2025
(Justin C. Bird)

/s/	ROBERT A. ESTRADA	Director	February 25, 2025
(Robert A. Estrada)

/s/	PRINTICE L. GARY	Director	February 25, 2025
(Printice L. Gary)

/s/	MARGARET S. C. KELIHER	Director	February 25, 2025
(Margaret S. C. Keliher)

/s/	TIMOTHY A. MACK	Director	February 25, 2025
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 25, 2025
(J. Walker Martin)

/s/	HELEN M. NEWELL	Director	February 25, 2025
(Helen M. Newell)

/s/	ALICE L. RODRIGUEZ	Director	February 25, 2025
(Alice L. Rodriguez)

/s/	LUIS J. SAENZ	Director	February 25, 2025
(Luis J. Saenz)

/s/	W. KELVIN WALKER	Director	February 25, 2025
(W. Kelvin Walker)

/s/	STEVEN J. ZUCCHET	Director	February 25, 2025
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.