Form 10-Q
period 2025-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2025-05-08
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☒

As of May 8, 2025, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

$500M Credit Facility

Refers to the unsecured $500 million revolving credit agreement, dated as of February 21, 2024, among Oncor, as borrower, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as administrative agent, maturing on February 21, 2027

$1B Credit Facility

Refers to the unsecured $1 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and the other financial institutions party thereto, maturing on February 20, 2028

$2B Credit Facility

Refers (i) prior to February 20, 2025, to the unsecured $2 billion revolving credit agreement, dated as of November 9, 2021, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time party thereto, and the other financial institutions party thereto, including Citibank N.A. and Wells Fargo Securities, LLC, as co-sustainability structuring agents, as amended, maturing on November 9, 2028 and (ii) on and after February 20, 2025, to the amended and restated unsecured $2 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time party thereto, and the other financial institutions party thereto, maturing on February 20, 2030

2024 Form 10-K	Oncor’s annual report on Form 10-K for the year ended December 31, 2024
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
AR Facility

Refers to the accounts receivable facility entered into by Oncor on April 28, 2023, providing for the contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various third-party lenders, as amended, maturing on April 28, 2028

ASC	Accounting Standards Codification
CODM	Chief operating decision maker
COVID-19	Coronavirus Disease 2019
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program, as amended

Credit Facilities	Refers collectively to the $1B Credit Facility, the $2B Credit Facility and the $500M Credit Facility
DCRF	Distribution cost recovery factor
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

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly-owned subsidiary of Oncor
REP	Retail electric provider
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Sempra	Sempra, a California corporation
Sempra Order	Refers to the final order issued by the PUCT in 2018 in PUCT Docket No. 47675 approving Sempra’s indirect acquisition of Oncor Holdings
Sharyland	Sharyland Utilities, L.L.C.
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
SRP	Refers to Oncor’s system resiliency plan to enhance the resiliency of its transmission and distribution system, which plan was approved by the PUCT in PUCT Docket No. 56545
STH	Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan, as amended
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
Texas margin tax	A privilege tax imposed on taxable entities chartered/organized or doing business in the State of Texas that, for accounting purposes, is reported as an income tax
Texas RE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(U.S. dollars in millions)
Operating revenues (Note 3)	$1,548	$1,458
Operating expenses:
Wholesale transmission service	353	351
Operation and maintenance	370	299
Depreciation and amortization	287	257
Provision in lieu of income taxes (Note 9)	39	47
Taxes other than amounts related to income taxes	147	144
Total operating expenses	1,196	1,098
Operating income	352	360
Other (income) and deductions – net (Note 12)	(13)	(14)
Non-operating benefit in lieu of income taxes	(1)	(1)
Interest expense and related charges (Note 12)	185	150
Net income	$181	$225

See Notes to Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(U.S. dollars in millions)
Net income	$181	$225
Other comprehensive (loss) income:
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	1
Cash flow hedges – loss on settlement of interest rate hedge transactions (net of tax)	(12)	-
Fair value hedges – unrealized loss on cross-currency swaps attributable to excluded components (net of tax)	(12)	-
Defined benefit pension plans	1	-
Total other comprehensive (loss) income	(22)	1
Comprehensive income	$159	$226

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$181	$225
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	328	299
Provision in lieu of deferred income taxes – net	30	20
Changes in operating assets and liabilities:
Accounts receivable	(2)	6
Inventories	(18)	(14)
Accounts payable – trade	(7)	(6)
Regulatory assets – recoverable SRP (Note 2)	(27)	-
Regulatory assets – deferred revenues (Note 2)	34	(6)
Regulatory assets – self-insurance reserve (Note 2)	(66)	(11)
Customer deposits	(17)	14
Pension and OPEB plans	(120)	7
Other – assets	(28)	(18)
Other – liabilities	(94)	(52)
Cash provided by operating activities	194	464
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	2,300	-
Repayments of senior secured notes (Note 5)	(350)	-
Borrowings under AR Facility (Note 5)	300	300
Repayments under AR Facility (Note 5)	(300)	-
Borrowings under $500M Credit Facility (Note 5)	-	500
Payment for senior secured notes extinguishment (Note 5)	(441)	-
Net change in short-term borrowings (Note 4)	(594)	(282)
Capital contributions from members (Note 7)	605	240
Distributions to members (Note 7)	(177)	(125)
Debt premium, discount, financing and reacquisition costs – net	(26)	(2)
Cash provided by financing activities	1,317	631
Cash flows – investing activities:
Capital expenditures	(1,356)	(1,109)
Sales tax audit settlement refund (Note 6)	-	56
Other – net	13	11
Cash used in investing activities	(1,343)	(1,042)
Net change in cash, cash equivalents and restricted cash	168	53
Cash, cash equivalents and restricted cash – beginning balance	262	151
Cash, cash equivalents and restricted cash – ending balance	$430	$204

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2025	2024
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$221	$36
Restricted cash, current (Note 1)	11	20
Accounts receivable – net (Note 12)	976	970
Amounts receivable from members related to income taxes (Note 9)	30	30
Materials and supplies inventories – at average cost	480	462
Prepayments and other current assets (Note 12)	120	124
Total current assets	1,838	1,642
Restricted cash, noncurrent (Note 1)	198	206
Investments and other property (Note 12)	181	183
Property, plant and equipment – net (Note 12)	32,854	31,769
Goodwill	4,740	4,740
Regulatory assets (Note 2)	1,719	1,671
Right-of-use operating lease and other assets (Note 6)	257	240
Total assets	$41,787	$40,451

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$594
Accounts payable – trade	810	770
Amounts payable to members related to income taxes (Note 9)	36	29
Accrued taxes other than amounts related to income	109	274
Accrued interest	218	149
Operating lease and other current liabilities (Note 6)	320	367
Total current liabilities	1,493	2,183
Long-term debt, noncurrent (Note 5)	16,739	15,234
Liability in lieu of deferred income taxes (Note 9)	2,597	2,552
Regulatory liabilities (Note 2)	3,006	2,973
Employee benefit plan obligations (Note 8)	1,237	1,384
Operating lease and other obligations (Notes 6 and 12)	498	495
Total liabilities	25,570	24,821
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at March 31, 2025 and December 31, 2024 – 635,000,000	16,423	15,814
Accumulated other comprehensive loss	(206)	(184)
Total membership interests	16,217	15,630
Total liabilities and membership interests	$41,787	$40,451

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2024 Form 10-K. In the opinion of Oncor management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality and other factors.

Our condensed consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations. Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. Our condensed consolidated financial statements include the accounts of Oncor, its subsidiaries, and its consolidated VIEs.

All dollar and euro amounts in the financial statements and tables in the notes are stated in U.S. dollars in millions and/or euros in millions unless otherwise indicated.

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

Accounting for the Effects of Certain Types of Regulation

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation. Regulatory assets and liabilities represent probable future amounts recoverable from or refundable to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 2 for more information regarding regulatory assets and liabilities.

Revenue Recognition

Oncor’s revenues are generally billed monthly under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers. Tariff rates are designed to recover the cost of providing electric delivery service including a reasonable rate of return on invested capital. Revenues are generally recognized when the underlying service has been provided. SRP revenues are accrued for unrecovered distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes for future recovery in interim DCRF rate adjustments or base rate proceedings. See Note 3 for additional information regarding revenues.

Derivatives and Hedging

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current debt financings, including the Euro Notes. We have utilized derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks. All derivative instruments are recorded on the balance sheet at fair value as a derivative asset or liability, and changes in the fair value are recognized in net income if the criteria for hedge accounting are not met or if the instrument is not designated as a hedge. See Note 10 for more information regarding our derivative instruments.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At March 31,	At December 31,
	2025	2024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$221	$36
Restricted cash, current (a)	11	20
Restricted cash, noncurrent (a)	198	206
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$430	$262

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

We will continue to evaluate our business operations and VIEs for any changes that may impact our determination of whether an entity is a VIE and if we are the primary beneficiary. See Note 12 for more information on Oncor’s consolidated VIE.

Accounting Standards Updates (ASU)

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

ASU 2024-03 Disaggregation of Income Statement Expenses (ASC 220)

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. This ASU adds ASC 220-40 to require a footnote disclosure in tabular presentation about specific expenses by requiring disaggregation of each relevant expense caption on the face of the income statement, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may adopt the standard on either a prospective or retrospective basis. We are currently evaluating the effect of the standard on our financial reporting and have not yet selected the year in which we will adopt the standard.

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

During the three months ended March 31, 2025, Oncor filed the following interim rate adjustment applications with the PUCT:

Filing Type	PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
DCRF	57707	December 2024 (b)	February 2025	May 2025	$106
TCOS	57610	December 2024 (c)	January 2025	March 2025	$165

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects distribution-related capital investments generally put into service during the period from July 1, 2024 through December 31, 2024.

(c)Reflects transmission-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2024.

Comprehensive Base Rate Review (PUCT Docket No. 53601)

In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. Base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing affirmed the material provisions of the final order. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain of the employee benefit and compensation-related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas. Oral argument on the appeal was held on April 15, 2025.

SRP (PUCT Docket No. 56545)

In November 2024, the PUCT approved our SRP (PUCT Docket No. 56545), which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The SRP provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated SRP for a future period beginning with 2028 or (ii) included in any subsequent update to the SRP as part of that updated SRP’s first year of spend. We began implementing the approved plan in the fourth quarter of 2024, and are recognizing the unrecovered distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim DCRF rate adjustments or base rate proceedings. In the three months ended March 31, 2025, we recognized $27 million in operation and maintenance expenses and a corresponding $27 million in accrued revenues under the SRP approved in PUCT Docket No. 56545.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation. Regulatory assets and liabilities represent probable future amounts recoverable from or refundable to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. The rate of return is generally based on our authorized weighted-average cost of capital. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at March 31, 2025.

	Remaining Rate Recovery/Amortization Period in Effect
	At March 31, 2025	At March 31, 2025	At December 31, 2024
Regulatory assets:
Employee retirement liability (a)(b)(c)	To be determined	$168	$166
Employee retirement costs being amortized	3 years	55	63
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	73	72
Self-insurance reserve (primarily storm recovery costs) being amortized	3 years	307	336
Self-insurance reserve incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	831	765
Debt reacquisition costs	Lives of related debt	5	6
Under-recovered advanced metering system costs being amortized	3 years	51	58
Recoverable SRP (b)	To be determined	28	1
Energy efficiency program performance bonus (a)	Approximately 1 year	12	17
Wholesale distribution substation service costs being amortized	3 years	47	50
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	To be determined	28	28
Expenses related to COVID-19 (b)	Various	24	25
Recoverable deferred income taxes	Various	56	52
Uncollectible payments from REPs	Various	8	8
Other regulatory assets	Various	26	24
Total regulatory assets		1,719	1,671

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,610	1,588
Excess deferred taxes	Primarily over lives of related assets	1,230	1,246
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	59	44
Unamortized gain on reacquisition of debt and senior secured notes extinguishment	Lives of related debt	31	24
Employee retirement costs over-recovered being refunded	3 years	18	19
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	40	40
Other regulatory liabilities	Various	18	12
Total regulatory liabilities		3,006	2,973
Net regulatory liabilities		$(1,287)	$(1,302)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically authorized by statute or by the PUCT, subject to reasonableness review.

(c)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

3. REVENUES

General

Our revenues are generally billed monthly under tariffs approved by the PUCT and the majority of revenues are related to providing electric delivery service to consumers. Tariff rates are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital. As the volumes delivered can be directly measured, our revenues are recognized when the underlying service has been provided. We recognize revenue for the amounts that have been invoiced or that we have the right to invoice. SRP revenues are accrued for the unrecovered distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes for future recovery in interim DCRF rate adjustments or base rate proceedings. Substantially all of our revenues are from contracts with customers except for alternative revenue program revenues discussed below.

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

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended March 31,
	2025	2024
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$375	$329
Large commercial & industrial (b)	332	305
Other (c)	57	29
Total distribution base revenues	764	663
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	253	262
Billed to REPs serving Oncor distribution customers, through TCRF	140	144
Total TCOS revenues	393	406
Other miscellaneous revenues	23	24
Total revenues contributing to earnings	1,180	1,093

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	353	351
EECRF and other revenues	15	14
Total revenues collected for pass-through expenses	368	365
Total operating revenues	$1,548	$1,458

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

Customers

At March 31, 2025, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our wholesale transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 27% and 23%, respectively, of our total operating revenues for the three months ended March 31, 2025, and 26% and 24%, respectively, of our total operating revenues for the three months ended March 31, 2024. No other customer represented more than 10% of our total operating revenues during such periods.

Variability

Our revenues and cash flows are subject to seasonality, timing of customer billings, weather conditions and other electricity usage drivers, with revenues typically highest in the summer season. Payment of customer billings is due 35 days after invoicing. Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are recoverable as a regulatory asset.

Pass-through Expenses

Revenues equal to expenses that are allowed to be passed through to customers (primarily third-party wholesale transmission service and energy efficiency program costs) are recognized at the time the expense is recognized. Franchise taxes are assessed by local governmental bodies, based on kWh delivered and are not a “pass-through” item. The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to “revenues” in the income statement.

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the $2B Credit Facility and CP Program at March 31, 2025 and December 31, 2024:

	At March 31,	At December 31,
	2025	2024
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(594)
Total available unused short-term borrowing capacity	$2,000	$1,406

____________

(a)The weighted average interest rate for CP Notes was 4.76% at December 31, 2024. All outstanding CP Notes at December 31, 2024 had maturity dates of less than one year.

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

The $2B Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $2B Credit Facility and cross-default provisions in the event we or certain of our subsidiaries default on indebtedness in a principal amount in excess of $150 million that result in acceleration of the maturity of such indebtedness or receive judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days.

CP Program

We have established a CP Program, under which we may issue unsecured CP Notes on a private placement basis with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt and obtain liquidity support under the $1B Credit Facility. We anticipate that any CP Notes issued under the CP Program with a maturity date equal to or less than a year would be classified as short-term debt and obtain liquidity support under the $2B Credit Facility. Total CP Notes outstanding at any time may not exceed a maximum amount of $3.0 billion, and we operate the CP Program to ensure that the aggregate amount of CP Notes obtaining liquidity support from the applicable credit facility, when combined with any outstanding borrowings under such credit facility, do not exceed the maximum borrowing capacity of such credit facility.

5. LONG-TERM DEBT

At March 31, 2025, our outstanding long-term debt consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility. The following table is a summary of our outstanding long-term debt at March 31, 2025 and December 31, 2024:

	At March 31,	At December 31,
	2025	2024
Fixed Rate Senior Secured Notes:
Total U.S. dollar-denominated fixed rate senior secured notes (a)	$15,895	$14,395
Euro-denominated fixed rate senior secured notes:
Euro Notes measured at issuance (b)	542	542
Remeasurement adjustment (c)	(1)	(24)
Total euro-denominated fixed rate senior secured notes	541	518
Total fixed rate senior secured notes (d)	16,436	14,913
Variable Rate Unsecured Debt:
$500M Credit Facility due February 21, 2027	480	480
Total long-term debt	16,916	15,393
Unamortized discount, premium and debt issuance costs	(177)	(159)
Total carrying amount of long-term debt	$16,739	$15,234

___________

(a)See the following table for our outstanding U.S. dollar-denominated fixed rate senior secured notes.

(b)On May 21, 2024, we issued the Euro Notes. Our euro-denominated fixed rate payment obligations under the Euro Notes were effectively converted to U.S. dollar-denominated fixed-rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the Euro Notes at maturity will be $542 million and the all-in U.S. dollar fixed-rate coupon on the Euro Notes is 5.371%.

(c)The remeasurement at March 31, 2025, was calculated based on the exchange rate of €1.00 to $1.0817 on March 31, 2025. The remeasurement at December 31, 2024, was calculated based on the exchange rate of €1.00 to $1.0357 on December 31, 2024.

(d)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

At March 31, 2025 and December 31, 2024, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At March 31,	At December 31,
	2025	2024
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
2.95% Senior Notes due April 1, 2025 (a)	$-	$350
0.55% Senior Notes due October 1, 2025 (b)	-	450
3.86% Senior Notes, Series A, due December 3, 2025 (c)	174	174
3.86% Senior Notes, Series B, due January 14, 2026 (c)	38	38
5.50% Senior Notes, Series C, due May 1, 2026	200	200
4.50% Senior Secured Notes due March 20, 2027	500	-
4.30% Senior Notes due May 15, 2028	600	600
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
5.00% Senior Notes, Series F, due May 1, 2029	100	100
5.15% Senior Notes, Series H, due May 1, 2029	250	-
4.65% Senior Notes due November 1, 2029	650	550
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	100
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.65% Senior Notes due November 15, 2033	800	800
5.59% Senior Notes, Series I, due May 1, 2034	150	-
5.35% Senior Secured Notes due April 1, 2035	650	-
5.45% Senior Notes, Series E, due May 1, 2036	100	100
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	900
5.35% Senior Notes due October 1, 2052	300	300
5.49% Senior Notes, Series G, due May 1, 2054	50	50
5.55% Senior Notes due June 15, 2054	750	750
5.80% Senior Secured Notes due April 1, 2055	650	-
Total U.S. dollar-denominated fixed rate senior secured notes	$15,895	$14,395

___________

(a)On March 14, 2025, we repaid the entire $350 million aggregate principal amount of our 2.95% Senior Secured Notes due 2025 (the 2.95% 2025 Notes) that were redeemed in full.

(b)On March 19, 2025, we extinguished all of our 0.55% Senior Secured Notes due 2025 (the 0.55% 2025 Notes), of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes mature on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged.

(c)At March 31, 2025, the $174 million aggregate principal amount of our 3.86% Senior Secured Notes, Series A, due December 3, 2025 and $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026 are due within the next 12 months. At March 31, 2025, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the AR Facility, the $500M Credit Facility and the $1B Credit Facility resulted in these senior notes due within the next 12 months being classified as long-term debt, noncurrent.

The following table reflects available long-term borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility at March 31, 2025 and December 31, 2024:

	At March 31,	At December 31,
	2025	2024
Available unused borrowing capacity under AR Facility	$500	$500
Available unused borrowing capacity under the $500M Credit Facility	20	20
Available unused borrowing capacity under the $1B Credit Facility (a)	1,000	-
Total available unused long-term borrowing capacity	$1,520	$520

___________

(a)On February 20, 2025, we entered into an unsecured revolving $1B Credit Facility. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2028.

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

Receivables LLC is considered a VIE. See Note 12 for more information related to our consolidated VIE.

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

On May 5, 2025, the scheduled termination date of the AR Facility was extended by one year from April 28, 2027 to April 28, 2028. The AR Facility will terminate at the earlier of (i) the scheduled termination date of April 28, 2028, (ii) the date on which the termination date is declared or deemed to have occurred upon the exercise of remedies by the administrative agent, or (iii) the date that is 30 days after notice of termination is provided by Receivables LLC. Subject to the consent of the administrative agent and the lenders, Receivables LLC may, 30 days prior to each anniversary date of the receivables financing agreement, extend the AR Facility in one-year increments subject to lender approvals.

At March 31, 2025, there were no borrowings under the AR Facility.

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

The $500M Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $500M Credit Facility and cross-

default provisions in the event we or any of our subsidiaries default on indebtedness in a principal amount in excess of $100 million or receive judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days.

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at March 31, 2025. The remaining borrowing capacity was $20 million at March 31, 2025.

$1B Credit Facility

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

The $1B Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $1B Credit Facility and cross-default provisions in the event we or certain of our subsidiaries default on indebtedness in a principal amount in excess of $150 million that result in acceleration of the maturity of such indebtedness or receive judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days.

At March 31, 2025, there were no borrowings under the $1B Credit Facility.

Long-Term Debt-Related Activities in the Three Months ended March 31, 2025

Senior Secured Notes Issuances

Issuance of Senior Secured Notes Under Indenture (2029 Notes)

On January 14, 2025, we issued $100 million aggregate principal amount of our 4.65% Senior Secured Notes due 2029 (the 2029 Notes). The 2029 Notes constitute an additional issuance of our 4.65% Senior Secured Notes due 2029, $550 million of which we previously issued on November 13, 2024 and are currently outstanding. The 2029 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. We used the net proceeds from the sale of the 2029 Notes for general corporate purposes, including to repay a portion of the CP Notes then outstanding.

The 2029 Notes bear interest at a rate of 4.65% per annum and mature on November 1, 2029. Interest on the 2029 Notes accrued from November 13, 2024 and is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2025. Prior to October 1, 2029, we may redeem the 2029 Notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after October 1, 2029, we may redeem the 2029 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

Issuance of 2025 NPA Notes

On January 30, 2025, we issued $250 million aggregate principal amount of our 5.15% Senior Secured Notes, Series H, due May 1, 2029 (the Series H Notes). On February 27, 2025, we issued $150 million aggregate principal amount of our 5.59% Senior Secured Notes, Series I, due May 1, 2034 (the Series I Notes). The Series H Notes and the Series I Notes were issued pursuant to the Note Purchase Agreement, dated January 30, 2025, between Oncor and the purchasers named therein (2025 NPA). We used the proceeds from the sale of the Series H Notes and the Series I Notes for general corporate purposes, including to repay a portion of the CP Notes then outstanding.

The Series H Notes bear interest at a rate of 5.15% per annum and mature on May 1, 2029. Interest on the Series H Notes accrued from January 30, 2025 and will be payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2025. The Series I Notes bear interest at a rate of 5.59% per annum and mature on May 1, 2034. Interest on the Series I Notes accrued from February 27, 2025 and will be payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2025. Prior to April 1, 2029 in the case of the Series H Notes and April 1, 2034 in the case of the Series I Notes, we may redeem such notes at any time, in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. On and after April 1, 2029 in the case of the Series H Notes and April 1, 2034 in the case of the Series I Notes, we may redeem such notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest.

The 2025 NPA contains customary covenants, restricting, subject to certain exceptions, us from, among other things, entering into mergers and consolidations, and sales of substantial assets. In addition, the 2025 NPA requires that we maintain a consolidated senior debt to consolidated total capitalization ratio of no greater than 0.65 to 1.00.

The 2025 NPA also contains customary events of default, including the failure to pay principal or interest on the Series H Notes and the Series I Notes when due, among others. If any such event of default occurs and is continuing, among other remedies provided in the 2025 NPA, the outstanding principal of the Series H Notes and the Series I Notes may be declared due and payable.

Issuance of Senior Secured Notes Under Indenture (2027 Notes/2035 Notes/2055 Notes)

On March 20, 2025, we issued (i) $500 million aggregate principal amount of our 4.50% Senior Secured Notes due 2027 (the 2027 Notes), (ii) $650 million aggregate principal amount of our 5.35% Senior Secured Notes due 2035 (the 2035 Notes), and (iii) $650 million aggregate principal amount of our 5.80% Senior Secured Notes due 2055 (the 2055 Notes, and together with the 2027 Notes and the 2035 Notes, the Notes Issued March 2025). We used the net proceeds from the sale of the Notes Issued March 2025 for general corporate purposes, including to repay the full $300 million aggregate principal amount then-outstanding under the AR Facility and to repay then-outstanding CP Notes. We issued the CP Notes to fund working capital, to repay the entire $350 million aggregate principal amount of the 2.95% 2025 Notes that were redeemed in full on March 14, 2025, and to pay amounts deposited with the trustee on March 19, 2025, to extinguish all of our 0.55% 2025 Notes.

The 2027 Notes, the 2035 Notes and the 2055 Notes bear interest at the rate of 4.50%, 5.35% and 5.80% per annum, respectively. Interest on the 2027 Notes accrued from March 20, 2025 and is payable semi-annually in arrears on March 20 and September 20 of each year, and at maturity, beginning on September 20, 2025. Interest on the 2035 Notes and the 2055 Notes accrued from March 20, 2025 and is payable semi-annually in arrears on April 1 and October 1 of each year, and at maturity, beginning on October 1, 2025. The 2027 Notes, the 2035 Notes and the 2055 Notes mature on March 20, 2027, April 1, 2035 and April 1, 2055, respectively. At any time prior to their maturity date of March 20, 2027, in the case of the 2027 Notes, January 1, 2035, in the case of the 2035 Notes and October 1, 2054, in the case of the 2055 Notes, we may redeem such notes in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. At any time on or after January 1, 2035, in the case of the 2035 Notes and October 1, 2054, in the case of the 2055 Notes, we may redeem such Notes, in whole or in part, at 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to but excluding the date fixed for redemption.

Senior Secured Notes Repayment

On March 14, 2025, we repaid the entire $350 million aggregate principal amount of the 2.95% 2025 Notes that were redeemed in full. The 2.95% 2025 Notes had a maturity date of April 1, 2025. With the redemption of the 2.95% 2025 Notes, none of the 2.95% 2025 Notes remain outstanding.

Senior Secured Notes Extinguishment

On March 19, 2025, we extinguished all of the 0.55% 2025 Notes, of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes mature on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged. We recognized a $9 million unamortized gain on extinguishment as a regulatory liability due to the pricing of the U.S. Treasury Notes deposited with the trustee. See Note 2 for more details.

AR Facility

The following table summarizes the activity under the AR Facility in the three months ended March 31, 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Balance at March 31, 2025	$-

At March 31, 2025, the borrowing base for the AR Facility was $500 million and there were no borrowings outstanding under the AR Facility.

Fair Value of Long-Term Debt

At March 31, 2025 and December 31, 2024, the estimated fair value of our long-term debt (net of unamortized premium, discount and debt issuance costs) totaled $15.605 billion and $13.287 billion, respectively, and the carrying amount totaled $16.739 billion and $15.234 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

See Note 2 for information regarding certain regulatory proceedings. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See

Notes 1 and 2 above and Note 7 to Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding our legal and regulatory proceedings.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At March 31, 2025, we also had $3 million in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes as required by PURA. Operating lease costs that are not capitalized are generally recognized as operating expenses on a straight-line basis over the lease term. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2024 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of March 31, 2025, the Texas State Comptroller’s office was conducting two sales and use tax audits for audit periods covering July 2013 through December 2017 and January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolutions of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

7. MEMBERSHIP INTERESTS

Capital Contributions

We received cash capital contributions from our members of $605 million on May 2, 2025. In the three months ended March 31, 2025, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 14, 2025	$605

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At March 31, 2025, our regulatory capitalization was 57.1% debt to 42.9% equity and as a result we had $200 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On April 30, 2025, our board of directors declared a cash distribution of $177 million, which was paid to our members on May 1, 2025. In the three months ended March 31, 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 13, 2025	February 13, 2025	$177

Membership Interests

The following tables present the changes to membership interests during the three months ended March 31, 2025 and 2024, net of tax:

	Three Months Ended March 31, 2025 and 2024

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2024	$15,814	$(184)	$15,630
Net income	181	-	181
Capital contributions	605	-	605
Distributions	(177)	-	(177)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	1
Cash flow hedges – loss on settlement of interest rate hedge transactions (net of tax)	-	(12)	(12)
Fair value hedges – unrealized loss on cross-currency swaps attributable to excluded components (net of tax)	-	(12)	(12)
Defined benefit pension plans	-	1	1
Balance at March 31, 2025	$16,423	$(206)	$16,217

Balance at December 31, 2023	$14,388	$(180)	$14,208
Net income	225	-	225
Capital contributions	240	-	240
Distributions	(125)	-	(125)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	-	1	1
Balance at March 31, 2024	$14,728	$(179)	$14,549

AOCI

The following table presents the changes to AOCI, net of tax:

	Three Months Ended March 31, 2025 and 2024

	Derivative Hedges	Defined Benefit Pension and OPEB Plans	Total AOCI
Balance at December 31, 2024	$(41)	$(143)	$(184)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	-	1
Cash flow hedges – loss on settlement of interest rate hedge transactions (net of tax)	(12)	-	(12)
Fair value hedges – unrealized loss on cross-currency swaps attributable to excluded components (net of tax)	(12)	-	(12)
Defined benefit pension plans	-	1	1
Balance at March 31, 2025	$(64)	$(142)	$(206)

Balance at December 31, 2023	$(34)	$(146)	$(180)
Cash flow hedges – amount reclassified from AOCI and reported in interest expense and related charges (net of tax)	1	-	1
Balance at March 31, 2024	$(33)	$(146)	$(179)

8. PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of ERISA. Employees do not contribute to either plan. We also maintain a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB plans. One plan covers eligible current and future retirees whose services are 100% assigned to Oncor (or a predecessor regulated utility business). Effective January 1, 2018, we established a second plan to cover eligible retirees of Oncor and Vistra (or their predecessors or affiliates) whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees. See Note 9 to Consolidated Financial Statements in our 2024 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three months ended March 31, 2025 and 2024, were comprised of the following:

	Three Months Ended March 31,
	2025	2024
Components of net pension costs:
Service cost	$6	$6
Interest cost (a)	32	30
Expected return on assets (a)	(30)	(29)
Amortization of net loss (a)	2	1
Net pension costs	10	8
Net adjustments (b)	(4)	(2)
Net pension costs recognized as operation and maintenance expense or other deductions	$6	$6

Components of net OPEB costs:
Service cost	$1	$1
Interest cost (a)	8	8
Expected return on assets (a)	(2)	(2)
Amortization of net loss (a)	(2)	(2)
Net OPEB costs	5	5
Net adjustments (b)	(3)	(3)
Net OPEB costs recognized as operation and maintenance expense or other deductions	$2	$2

___________

(a)The components of net costs other than the service cost component, are recorded in “Other (income) and deductions – net” in Condensed Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, plant and equipment, regulatory assets or regulatory liabilities.

The discount rates reflected in net pension and OPEB costs in 2025 are 5.45%, 5.61% and 5.65% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively. The expected return on pension and OPEB plan assets reflected in the 2025 cost amounts are 6.24%, 6.73% and 7.11% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively.

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $129 million and $6 million, respectively, during the three months ended March 31, 2025. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $64 million and $19 million, respectively, during the remainder of 2025 and approximately $562 million and $144 million, respectively, in the five-year period from 2025 to 2029. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

9. RELATED-PARTY TRANSACTIONS

The following represents our significant related-party transactions and related matters.

•We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Consolidated Financial Statements in our 2024 Form 10-K under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the event such amounts are not paid under the tax sharing agreement, it is probable that these regulatory amounts will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2025			At December 31, 2024
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(24)	$(6)	$(30)	$(24)	$(6)	$(30)
Texas margin tax payable	36	-	36	29	-	29
Net payable (receivable)	$12	$(6)	$6	$5	$(6)	$(1)

There were no cash payments made to (received from) members related to income taxes in the three months ended March 31, 2025 and 2024.

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended March 31, 2025 and 2024, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the three months ended March 31, 2025 and 2024.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected debt financings. We utilize derivative instruments to help mitigate our exposure to interest rate risk related to our forecasted issuances of debt. We also utilize, and expect to continue to utilize, derivative instruments to manage our risk exposure to foreign currency exchange rates related to debt denominated in foreign currencies, including our current Euro Notes.

Interest Rate Derivatives

We may utilize interest rate derivative instruments typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings. We may designate an interest rate derivative instrument as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. Designating interest rate derivative instruments as cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that the future cash flows of interest payments may vary, and other criteria. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income or loss. Amounts remain in AOCI and are reclassified into net income as the interest expense on the related debt affects net income.

The fair value of an interest rate derivative instrument is recognized on the balance sheet as a derivative asset or liability and changes in the fair value are recognized in net income if the criteria for cash flow hedge accounting are not met or if the instrument is not designated as a cash flow hedge.

Interest Rate Hedge Transactions

In the three months ended March 31, 2025, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the previously anticipated issuance of 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 2035 Notes and 2055 Notes and a $15 million ($12 million net of tax) net loss was reported in other comprehensive (loss) income. The accumulated other comprehensive loss will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes, respectively.

There was approximately $6 million of the amounts reported in accumulated other comprehensive loss at March 31, 2025 related to the interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

Foreign Currency Derivatives

We are exposed to foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, such as the Euro Notes. We have and may continue to utilize cross-currency swaps to help mitigate the exposure related to the Euro Notes and any other foreign currency denominated debt. Our existing cross-currency swaps exchange our euro-denominated principal payments due at maturity under the Euro Notes into a U.S. dollar-denominated notional amount and swap euro-denominated fixed interest rates for U.S. dollar-denominated fixed interest rates. We currently designate our cross-currency swaps as fair value hedges. In accounting for fair value hedges, the derivative contract is recorded on the balance sheet at fair value. We have elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of our foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of other comprehensive income or loss. The fair value (loss) gain on cross-currency swaps attributable to foreign currency exchange rates are recognized in the income statement to offset the remeasurement gain (loss) on the foreign currency denominated debt attributable to foreign currency exchange rates, resulting in no impact on earnings attributable to changes in the foreign currency exchange rate.

Foreign Currency Exchange Rate Hedge Transactions

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. In the three months ended March 31, 2025, we recorded a $9 million fair value gain of the cross-currency swaps. The amount attributable to excluded components in the three-month period was $14 million ($12 million net of tax) and was reported in other comprehensive income or loss in the three months ended March 31, 2025.

At March 31, 2025, the following foreign currency derivatives designated as fair value hedges of the Euro Notes were outstanding:

						Fair Value Gain
	Notional Amount	Pay Rate	Receive Amount	Receive Rate	Maturity	Three Months Ended March 31, 2025
Cross-currency swaps (a)	$542	5.371%	€500	3.50%	2031	$9

___________

(a)Notional amount reflects the aggregate amount we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amount to the counterparties of the cross-currency swaps. As a result of the cross-currency swaps relating to the Euro Notes, our all-in U.S. dollar fixed-rate coupon on the U.S. dollar notional amount is 5.371%.

Derivative Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of March 31, 2025:

		At March 31, 2025
	Balance Sheet Location	Fair Value of Derivative Liabilities
Cross-currency swaps	Operating lease and other obligations	$13

The table below provides the related income statement impacts of derivative activity for the three months ended March 31, 2025:

		Three Months Ended March 31,
	Income Statement Location	2025
Cross-currency swaps	Other (income) and deductions – net (a)	$(23)

____________

(a)The fair value gain (loss) on cross-currency swaps attributable to changes in the foreign currency exchange rate was recorded in the same income statement location and offset the loss (gain) due to remeasurement of the Euro Notes, resulting in no impact on earnings attributable to changes in the foreign currency exchange rate. The fair value gain/loss on cross-currency swaps attributable to excluded components was recognized as a component of other comprehensive income or loss.

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

	Three Months Ended March 31,
	2025	2024
Segment operating revenues (a)	$1,548	$1,458
Less:
Wholesale transmission service	353	351
Base operation and maintenance, and administrative expenses (b)	278	232
SRP distribution operation and maintenance, and administrative expenses	27	-
Regulatory asset/liability amortization and cost of service accruals (c)	75	76
Depreciation and amortization	287	257
Property taxes	70	67
Gross receipts and franchise taxes	70	69
Other (income) and deductions (d)	(12)	(7)
Provision in lieu of income taxes	38	46
Interest expense and related charges - net (e)	181	142
Segment expenses	1,367	1,233
Segment net income	$181	$225

_________

(a)Revenues from REP subsidiaries of our two largest customers collectively represented 27% and 23%, respectively, of our total operating revenues for the three months ended March 31, 2025, and 26% and 24%, respectively, of our total operating revenues for the three months ended March 31, 2024. No other customer represented more than 10% of our total operating revenues during such periods.

(b)Includes operation and maintenance expenses (excluding SRP distribution operating and maintenance, and administrative expenses, regulatory asset/liability amortization and cost of service accruals), payroll taxes and other miscellaneous expenses.

(c)Includes effects of current rate provisions for (i) self-insurance reserve, employee retirement and other regulatory assets/liabilities being amortized (see Note 2) and (ii) provisions for current self-insured losses and recoverable employee retirement costs.

(d)Includes non-service costs associated with recoverable pension and OPEB, non-recoverable pension and OPEB expenses, gains on sale of capital assets and AFUDC-equity income.

(e)Includes interest expenses and related charges, and net interest and investment income.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended March 31,
	2025	2024
Professional fees	$3	$1
Recoverable Pension and OPEB – non-service costs	5	4
AFUDC – equity income	(17)	(13)
Interest and investment (income) loss – net	(4)	(8)
Other	-	2
Total other (income) and deductions – net	$(13)	$(14)

Interest Expense and Related Charges

	Three Months Ended March 31,
	2025	2024
Interest	$193	$156
Amortization of discount, premium and debt issuance costs	3	3
Less AFUDC – capitalized interest portion	(11)	(9)
Total interest expense and related charges	$185	$150

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2025	2024
Accounts receivable	$993	$987
Allowance for uncollectible accounts	(17)	(17)
Accounts receivable – net	$976	$970

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 24% and 21%, respectively, of our accounts receivable balance at March 31, 2025 and 22% and 19%, respectively, of our accounts receivable balance at December 31, 2024. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2025	2024
Insurance prepayments	$10	$27
Local franchise tax prepayments	86	79
Other	24	18
Prepayments and other current assets	$120	$124

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2025	2024
Assets related to employee benefit plans	$169	$172
Non-utility property – land	10	10
Other	2	1
Total investments and other property	$181	$183

Consolidated VIE

Receivables LLC is considered a VIE under ASC 810. We are the primary beneficiary of this VIE because we have the power to direct borrowing and repayment activities of the AR Facility for the VIE, the obligation to absorb losses and the right to receive benefits that could be significant to the VIE. See Note 5 for more information on the AR Facility. As a result, we consolidate Receivables LLC. Receivable LLC’s assets and liabilities on the balance sheets consisted of the following:

	At March 31,	At December 31,
	2025	2024
Assets
Cash and cash equivalents	$11	$5
Advances to affiliate	4	4
REP Accounts receivable – net	624	622
Income tax receivable	5	5
Unamortized AR Facility costs	1	1
Total assets	$645	$637

Liabilities
Accrued interest	$1	$-
Total liabilities	$1	$-

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At March 31, 2025	At March 31, 2025	At December 31, 2024
Assets in service:
Distribution	2.7% / 36.5 years	$21,278	$20,880
Transmission	2.4% / 41.9 years	16,736	16,599
Other (a)	8.1% / 12.3 years	2,210	2,238
Total		40,224	39,717
Less accumulated depreciation		9,827	9,723
Net of accumulated depreciation		30,397	29,994
Construction work in progress		2,386	1,704
Held for future use		71	71
Property, plant and equipment – net		$32,854	$31,769

_________

(a)Includes intangible capitalized software and general property, plant and equipment.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At March 31, 2025			At December 31, 2024
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$706	$136	$570	$705	$134	$571
Capitalized software and other	1,269	425	844	1,311	450	861
Total	$1,975	$561	$1,414	$2,016	$584	$1,432

Aggregate amortization expense for intangible assets totaled $33 million and $28 million for the three months ended March 31, 2025 and 2024, respectively. The estimated annual amortization expense for the five-year period from 2025 to 2029, based on rates in effect at March 31, 2025, is as follows:

Year	Amortization Expense
2025	$130
2026	$130
2027	$130
2028	$130
2029	$130

Operating Lease and Other Obligations

Operating lease and other obligations reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2025	2024
Operating lease liabilities	$204	$193
Investment tax credits	2	2
Customer advances for construction – noncurrent	191	199
Litigation claim obligations	8	3
Fair value of derivative liabilities	13	21
Other	80	77
Total operating lease and other obligations	$498	$495

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024
Cash payments related to:
Interest	$122	$87
Less capitalized interest	(11)	(9)
Total interest payments (net of amounts capitalized)	$111	$78

ROU assets obtained in exchange for operating lease obligations (noncash)	$86	$11

Noncash financing activities:
Debt extinguished through legal defeasance (Note 5)	$9	$-

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$424	$291

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 compared to the same period in 2024 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2024 Form 10-K.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company. We operate the largest transmission and distribution system in Texas, delivering electricity to more than 4.0 million homes and businesses, with a focus on safety, reliability, and affordability. Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain limited instances, by the FERC. We are not a seller of electricity, nor do we purchase electricity for resale.

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

Significant Activities and Events

Matters with the PUCT — See Note 2 to Financial Statements and “—Regulation and Rates—Matters with the PUCT” below for a discussion of significant PUCT matters, including applications for interim rate updates.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended March 31,		%
	2025	2024	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	75.7	71.0	6.6
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.0	10.0
Customer Average Interruption Duration Index (CAIDI) (non-storm)	71.5	71.0	0.7

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,065	3,988	1.9

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	28	25	3
Heating degree days	572	453	119

	Three Months Ended March 31,		%
	2025	2024	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	11,253	10,465	7.5
Commercial, industrial, small business and other	27,753	26,848	3.4
Total electric energy volumes	39,006	37,313	4.5

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

_

	Three Months Ended March 31,		$
	2025	2024	Change
Operating revenues
Revenues contributing to earnings:
Distribution base revenues
Residential (a)	$375	$329	$46
Large commercial & industrial (b)	332	305	27
Other (c)	57	29	28
Total distribution base revenues	764	663	101
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	253	262	(9)
Billed to REPs serving Oncor distribution customers, through TCRF	140	144	(4)
Total TCOS revenues	393	406	(13)
Other miscellaneous revenues	23	24	(1)
Total revenues contributing to earnings	1,180	1,093	87

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	353	351	2
EECRF and other revenues	15	14	1
Total revenues collected for pass-through expenses	368	365	3
Total operating revenues	$1,548	$1,458	$90

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

Financial Results — Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Total operating revenues increased $90 million, or 6%, to $1.548 billion during the three months ended March 31, 2025. Revenue is billed under tariffs approved by the PUCT.

Revenues contributing to earnings increased $87 million to $1.180 billion during the three months ended March 31, 2025. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $101 million to $764 million during the three months ended March 31, 2025. The increase in distribution base revenues primarily reflects:

o$40 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$27 million increase due to accrued revenue related to the SRP,

o$23 million increase due to higher customer consumption, primarily attributable to weather, and

o$11 million increase due to customer growth.

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

See the Interim DCRF Filings Table below for a listing of interim DCRF rate adjustment applications impacting revenues for 2025 and 2024.

Interim DCRF Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)
57707	December 2024 (b)	February 2025	May 2025	$106
56963	June 2024 (c)	August 2024	December 2024	$90
56306	December 2023 (d)	March 2024	July 2024	$81
55525	June 2023 (e)	September 2023	December 2023	$53

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of customer growth and prior applicable DCRF rate adjustments.

(b)Reflects distribution-related capital investments generally put into service during the period from July 1, 2024 through December 31, 2024.

(c)Reflects distribution-related capital investments generally put into service during the period from January 1, 2024 through June 30, 2024.

(d)Reflects distribution-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2023.

(e)Reflects distribution-related capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

•A Decrease in Transmission Base Revenues — TCOS revenues decreased $13 million to $393 million during the three months ended March 31, 2025. The decrease in TCOS revenues was primarily due to a decrease in ERCOT transmission billing units for 2025 versus 2024. Transmission billing units are updated annually to reflect certain changes in average ERCOT-wide peak electricity demand during applicable periods.

TCOS revenues are collected from load serving entities benefiting from our transmission system, and the rates charged those customers are adjusted based on the transmission billing units and other adjustments approved by the PUCT. PUCT rules allow utilities to file up to two interim TCOS rate adjustment applications in a year to reflect changes in their invested transmission capital. We did not file an interim TCOS rate adjustment application in 2024, as a result of the increases in annual transmission billing units applicable in 2024.

See the Interim TCOS Filings Table below for a listing of interim TCOS rate adjustment applications impacting revenues for 2025 and 2024.

Interim TCOS Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)	Third-Party Wholesale Transmission Revenue Impact	Included in TCRF Revenue Impact
57610	December 2024 (b)	January 2025	March 2025	$165	$106	$59
55282	June 2023 (c)	July 2023	September 2023	$42	$27	$15

____________

(a)Annual revenue impact represents the incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments and net changes in billing units.

(b)Reflects transmission-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2024.

(c)Reflects transmission-related capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $1 million to $23 million during the three months ended March 31, 2025.

Revenues collected for pass-through expenses increased $3 million to $368 million during the three months ended March 31, 2025. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $2 million to $353 million during the three months ended March 31, 2025 due to higher third-party wholesale transmission service provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to wholesale transmission service third-party providers under their TCOS rates and the retail portion of our own TCOS rate described above. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in third-party wholesale transmission service expense. Pursuant to PUCT rules, we are required to update our TCRF twice per year on March 1 and September 1 to pass through the wholesale transmission cost charges billed to us by transmission service providers.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $1 million to $15 million during the three months ended March 31, 2025. The EECRF and other revenues were generally offset in operation and maintenance expense.

EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year. Other revenues include amounts collected through (i) the mobile generation rider, which is a reconcilable rate designed to recover mobile generation lease expenses and operation and maintenance expenses and is generally reviewed and approved by PUCT in our interim DCRF filing proceedings or mobile generation rider filing proceedings, and (ii) the rate case expense rider, which is a reconcilable rate designed to recover rate case expenses approved in our most recent comprehensive rate base review proceeding.

See the EECRF Filings Table below for a listing of EECRF filings impacting revenue in 2025 and 2024.

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

Wholesale transmission service expense increased $2 million to $353 million during the three months ended March 31, 2025. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $71 million to $370 million during the three months ended March 31, 2025. The increase was primarily due to $27 million in higher labor and contractor related costs, $22 million in higher vegetation management expenses, $11 million in higher insurance premium expenses, a $10 million sales tax refund recorded in the first quarter of 2024, and $1 million in higher costs related to materials and supplies. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs and insurance premiums. In particular, excess liability insurance policy premiums, which were our most significant insurance policy premium increases in 2024, are expected to remain at high levels. To attempt to address the increased costs of excess liability coverage, we have requested an accounting order from the PUCT to permit us to track and defer to a regulatory asset, for recovery in a future proceeding, certain increases in excess liability insurance expense incurred on and after May 1, 2024. We cannot predict the outcome of this request. The PUCT has not, to our knowledge, previously approved an insurance expense tracker for utilities.

The overall $71 million increase in operation and maintenance expense includes $27 million in incremental SRP operation expenses during the three months ended March 31, 2025. We expect SRP operation expenses to ultimately be recovered in rates. For more information on our SRP, see “—Regulation and Rates—Matters with the PUCT—SRP (PUCT Docket No. 56545)”.

Depreciation and amortization increased $30 million to $287 million during the three months ended March 31, 2025. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Provision in lieu of income taxes netted to $38 million (including a $1 million benefit related to non-operating income) during the three months ended March 31, 2025 compared to $46 million (including a $1 million benefit related to non-operating income) during the three months ended March 31, 2024.

The effective income tax rate was 17.4% and 17.0% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $3 million to $147 million for the three months ended March 31, 2025. The increase was primarily due to $2 million in higher property tax and a $1 million increase in local franchise taxes payable by us to municipalities. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Other (income) and deductions – net was $1 million unfavorable for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The variance was primarily due to a $4 million unfavorable change in the value of certain compensation plan rabbi trust assets, which is generally offset in compensation expense, $2 million in higher professional fees and $1 million in higher reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, partially offset by $4 million in higher AFUDC – equity income.

Interest expense and related charges increased $35 million to $185 million during the three months ended March 31, 2025. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Net income decreased $44 million to $181 million during the three months ended March 31, 2025. The decrease was driven by:

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense,

partially offset by

•higher revenues primarily attributable to:

oupdated interim DCRF rates to reflect increases in invested capital,

ohigher customer consumption, primarily attributable to weather, and ocustomer growth,

partially offset by

odecreases in transmission billing units.

OTHER COMPREHENSIVE INCOME (LOSS)

Cash Flow Hedges

In the three months ended March 31, 2025, we entered into interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the anticipated issuance of 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 5.35% Senior Secured Notes due 2035 (the 2035 Notes) and 5.80% Senior Secured Notes due 2055 (the 2055 Notes) and a $15 million ($12 million net of tax) net loss was reported in other comprehensive (loss) income. The accumulated other comprehensive loss will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes respectively.

We previously entered into multiple interest rate hedge transactions hedging the variability of benchmark bond rates used to determine the interest rates on the then-anticipated issuances of senior secured notes in the past. All of these hedges had been terminated as of March 31, 2025, with losses reported in other comprehensive income or loss. There was approximately $6 million of the amounts reported in accumulated other comprehensive loss at March 31, 2025 related to the interest rate hedges to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2024, we entered into designated cross-currency swaps that effectively converted our euro-denominated fixed-rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed-rate payment obligations. In the three months ended March 31, 2025, we recorded a $9 million fair value gain of the cross-currency swaps. The amount attributable to excluded components in the three-month period was $14 million ($12 million net of tax) and was reported in other comprehensive income or loss in the three months ended March 31, 2025.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Operating Activities — The following items contributed to changes in sources (uses) of cash related to operating activities:

Three Months Ended March 31,
2025 compared to 2024
Higher contributions to pension plans and OPEB Plans	$(128)
Change in self-insurance reserve, primarily storm related	(55)
Lower customer deposits	(31)
Higher payments for third-party wholesale transmission services	(31)
Change in recoverable SRP	(27)
Change in working capital accounts	(13)
Change in net income, adjusted for noncash items included in earnings	(5)
Change in over/under collected regulated revenues	40
Other	(20)
$(270)

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $41 million and $42 million more than the amounts reported in the condensed statements of consolidated income for the three months ended March 31, 2025 and 2024, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to changes in sources (uses) of cash related to financing activities:

Three Months Ended March 31,
2025 compared to 2024
Higher net borrowings, excluding payment for senior secured notes extinguishment	$814
Higher capital contributions from members	365
Higher distributions to members	(52)
Payment for senior secured notes extinguishment	(441)
$686

Investing Activities — The following items contributed to changes in sources (uses) of cash related to investing activities:

Three Months Ended March 31,
2025 compared to 2024
Higher capital expenditures	$(247)
Sales tax audit settlement refund classified as investing activity	(56)
Other	2
$(301)

Long-Term Debt-Related Activities 2025

At March 31, 2025, our long-term debt totaled an aggregate principal amount of $16.916 billion, an increase of $1.523 billion over the $15.393 billion aggregate principal amount of long-term debt outstanding at December 31, 2024. Long-term debt outstanding at March 31, 2025 consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the three months ended March 31, 2025:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
4.65% Senior Notes due November 1, 2029	January 14, 2025	$100
5.15% Senior Notes, Series H, due May 1, 2029	January 30, 2025	250
5.59% Senior Notes, Series I, due May 1, 2034	February 27, 2025	150
4.50% Senior Notes due March 20, 2027	March 20, 2025	500
5.35% Senior Notes due April 1, 2035	March 20, 2025	650
5.80% Senior Notes due April 1, 2055	March 20, 2025	650
Total senior secured notes issued during the three months ended March 31, 2025		$2,300

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2025, the amount of available bond credits was $3.331 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $5.188 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Senior Secured Notes Repayment — On March 14, 2025, we repaid the entire $350 million aggregate principal amount of the 2.95% Senior Secured Notes due 2025 (2.95% 2025 Notes) that were redeemed in full. The 2.95% 2025 Notes had a maturity date of April 1, 2025. With the redemption of the 2.95% 2025 Notes, none of the 2.95% 2025 Notes remain outstanding.

Senior Secured Notes Extinguishment — On March 19, 2025, we extinguished all of the 0.55% Senior Secured Notes due 2025 (0.55% 2025 Notes), of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes mature on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged. We recognized a $9 million unamortized gain on extinguishment as a regulatory liability due to the pricing of the U.S. Treasury Notes deposited with the trustee.

AR Facility — In 2023, Oncor and Receivables LLC established the AR Facility, a revolving accounts receivable securitization facility secured by accounts receivable from REPs and related rights. Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit of $500 million and (ii) the amount calculated based on the outstanding balance of eligible REP receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations. On May 5, 2025, the scheduled termination date of the AR Facility was extended by one year from April 28, 2027 to April 28, 2028.

At March 31, 2025, the borrowing base for the AR Facility was $500 million, and there were no borrowings were outstanding under the AR Facility.

The following table summarizes the activity under the AR Facility in the three months ended March 31, 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Balance at March 31, 2025	$-

$500M Credit Facility — In 2024, we entered into an unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 5 to Financial Statements for more information on the $500M Credit Facility.

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at March 31, 2025 and December 31, 2024. The remaining borrowing capacity was $20 million at March 31, 2025.

$1B Credit Facility — On February 20, 2025, we entered into an unsecured revolving $1B Credit Facility. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2028. The $1B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $1B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 5 to Financial Statements for more information on the $1B Credit Facility.

At March 31, 2025, there were no borrowings under the $1B Credit Facility.

Short-Term Debt-Related Activities

$2B Credit Facility — On February 20, 2025, we entered into an amended and restated unsecured revolving $2B Credit Facility. As amended and restated, our $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2030. The $2B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 4 to Financial Statements for additional information regarding the $2B Credit Facility.

CP Program — We have established a CP Program, under which we may issue unsecured CP Notes on a private placement basis with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt and obtain liquidity support under the $1B Credit Facility. We anticipate that any CP Notes issued under the CP Program with a maturity date equal to or less than one year would be classified as short-term debt and obtain liquidity support under the $2B Credit Facility. Total CP Notes outstanding at any time may not exceed a maximum amount of $3.0 billion.

As of March 31, 2025, we had no CP Notes outstanding, and as of December 31, 2024, we had $594 million of CP Notes outstanding. The weighted average interest rate for CP Notes was 4.76% at December 31, 2024.

See Note 4 to Financial Statements for additional information regarding the short-term CP Program.

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

In addition, we anticipate that our capital plan will grow over the 2025 through 2029 period due to potential additions to our SRP in 2028 and 2029, extra high voltage transmission projects under consideration at ERCOT, as well as projects that were pending regulatory action or customer interconnection agreements as of the February 2025 announcement of our five-year capital plan. We are also evaluating the impact to our capital plan of the PUCT’s April 24, 2025 approval of 765-kV transmission import paths in ERCOT’s reliability plan for the Permian Basin (PUCT Docket No. 55718). As a result of the anticipated accelerated in-service dates for the 765-kV transmission import paths included in that reliability plan, we now believe our incremental capital expenditure opportunities over the 2025 through 2029 period are likely to exceed the $12 billion we previously identified, particularly in the latter years of our five-year capital plan.

Our five-year capital plan was also developed prior to recent U.S. and global tariff and trade regulations. We are monitoring the impact of global tariffs on our supply chain and capital expenditure plan, and while we do not currently anticipate a material impact on us from the tariffs that have been announced to date, tariff and trade regulations continue to evolve and we cannot predict the ultimate impact such regulations will have on our supply chain, capital expenditures plan, financial condition, results of operations, liquidity, and cash flows. See our 2024 Form 10-K “Item 1A. Risk Factors—Risks Related to Our Business and Operations— Our capital deployment plan may not be executed as planned, which could adversely impact our reputation, reliability, financial condition and results of operations” for more information on risks related to execution of our capital plan and Item “1A. Risk Factors—Risks Related to Our Business and Operations—We are dependent upon a limited number of suppliers and service providers for certain of our operations. Disruptions in our supply chain or the availability of our suppliers to perform on expected or acceptable terms, including as a result of competition for materials, the contractor labor market and inflation, could negatively impact us” for more information on risks related to our supply chain.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $64 million and $19 million, respectively, in 2025 and approximately $562 million and $144 million, respectively, in the five-year period from 2025 to 2029. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the three months ended March 31, 2025, we made cash contributions to the pension plans and OPEB Plans of $129 million and $6 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets. Acquisitions involve various risks, and we may not be able to realize the anticipated benefits of any such acquisitions.” in our 2024 Form 10-K.

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at March 31, 2025 and December 31, 2024 are summarized in the following table:

	At March 31,	At December 31,	Increase
	2025	2024	(Decrease)
Cash and cash equivalents	$221	$36	$185
Available unused borrowing capacity under the $2B Credit Facility and CP program	2,000	1,406	594
Available unused borrowing capacity under the $1B Credit Facility and CP program (a)	1,000	-	1,000
Available unused borrowing capacity under AR Facility	500	500	-
Available unused borrowing capacity under the $500M Credit Facility	20	20	-
Total available liquidity	$3,741	$1,962	$1,779

___________

(a)On February 20, 2025, we entered into an unsecured revolving $1B Credit Facility. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2028.

We currently anticipate issuing $4.0 billion to $5.0 billion in new long-term senior secured notes in 2025, which would include the $2.3 billion of new senior secured notes issued in the first quarter of 2025, as well as an additional $4.0 billion to $5.0 billion in new long-term senior secured notes in 2026 to support our capital investment plan and repay maturing debt. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the existing Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, and additional accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, or the Credit Facilities, CP Program and AR Facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Market volatility may impact our business and financial condition in ways that we currently cannot predict.” in our 2024 Form 10-K.

Capitalization and Return on Equity

The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less net unamortized issuance expenses, discount, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction.

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our authorized return on equity is 9.7%, which went into effect on May 1, 2023 in connection with the effectiveness of our base rates implementing the terms of the PUCT’s final order in PUCT Docket No. 53601. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at March 31, 2025 and December 31, 2024:

	At March 31,		At December 31,
	2025		2024
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	57.1%	42.9%	56.1%	43.9%
GAAP capitalization	50.8%	49.2%	49.4%	50.6%

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $605 million on May 2, 2025. In the three months ended March 31, 2025, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 14, 2025	$605

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2025, we had $200 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On April 30, 2025, our board of directors declared a cash distribution of $177 million, which was paid to our members on May 1, 2025. In the three months ended March 31, 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 13, 2025	February 13, 2025	$177

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

Presented below are the credit ratings and ratings outlook assigned for our debt securities at May 8, 2025.

Credit Rating Agency	Senior Secured	Commercial Paper	Rating Outlook
S&P	A+	A-1	Negative
Moody’s	A2	Prime-2	Negative
Fitch	A	F2	Negative

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

The Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR Facility, each of the note purchase agreements dated March 29, 2023, March 27, 2024, and January 30, 2025 is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At March 31, 2025, we were in compliance with this covenant and all other covenants under the Credit Facilities, the AR Facility, and the note purchase agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the $500M Credit Facility and the May 2019 NPA, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated or, in the case of the May 2019 NPA, may cause the notes issued thereunder to be declared due and payable.

Under the $1B Credit Facility, the $2B Credit Facility and the AR Facility, a default by us or certain of our subsidiaries that results in acceleration of the maturity of such indebtedness in respect of indebtedness in a principal amount in excess $150 million or any judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements would permit the holders of our secured debt under the indentures or the note purchase agreements to exercise their remedies under the Deed of Trust.

Guarantees

At March 31, 2025, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Matters with the PUCT

SRP (PUCT Docket No. 56545) — See Note 2 to Financial Statements for more information on the SRP.

Rate Proceedings — See Note 2 to Financial Statements for a discussion of capital trackers. We are also currently contemplating filing a base rate review in the second quarter of 2025 using a historical test year of 2024.

Comprehensive Base Rate Review Appeal (PUCT Docket No. 53601) — In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. Base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing affirmed the material provisions of the final order. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019 as well as certain of the employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas. Oral argument on the appeal was held on April 15, 2025. We cannot predict the ultimate outcome of this proceeding.

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

Interest Rate Risk

We use derivative financial instruments to hedge interest rate risk related to our forecasted issuances of debt. There were no such hedges in place at March 31, 2025. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At March 31, 2025, all of our U.S. dollar-denominated and euro-denominated senior secured notes carried fixed interest rates. Borrowings under the AR Facility would bear interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus an adjustment of 0.10% (the SOFR Adjustment). Receivables LLC also pays a used and unused fee in connection with the AR Facility. At March 31, 2025, the borrowing base for the AR Facility was $500 million, and there were no borrowings were outstanding under the AR Facility.

In addition, borrowings of long-term debt under the $1B Credit Facility would bear interest on a floating rate basis. At March 31, 2025, there were no borrowings outstanding under the $1B Credit Facility.

Borrowings of long-term debt under the $500M Credit Facility at March 31, 2025 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At March 31, 2025, $480 million in aggregate borrowings were outstanding under the $500M Credit Facility.

At March 31, 2025, except for the $500M Credit Facility, all of our long-term debt carried fixed interest rates. Based on the amount of floating rate debt outstanding under the $500M Credit Facility as of March 31, 2025, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

In addition, borrowings of short-term debt under the $2B Credit Facility bear interest on a floating rate basis. At March 31, 2025, we had no floating rate debt outstanding under the $2B Credit Facility.

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

Our exposure to credit risk associated with accounts receivable totaled $993 million at March 31, 2025. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $17 million at March 31, 2025. The exposure includes accounts receivable of $637 million in the aggregate from REPs, which are generally noninvestment grade and $165 million in the aggregate from transmission customers, which are generally considered low credit risk and primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities. At March 31, 2025, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 24% and 21%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at March 31, 2025.

In the ordinary course of our business, we may also mitigate risk by requiring counterparties to provide us with security. For instance, we require customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—While we require security prior to beginning construction on certain customer-requested projects, there can be no assurance that if any such projects are cancelled, we will be able to recover all of the costs expended by us on those projects through such security or otherwise” in our 2024 Form 10-K for more information on these customer collateral arrangements.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements,” which are subject to risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “expects,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

•weather conditions and other natural phenomena, including severe weather events, natural disasters or wildfires;

•cyber-attacks on us or our third-party vendors;

•changes in expected ERCOT and service territory growth;

•changes in, or cancellations of, anticipated projects, including customer requested interconnection projects;

•physical attacks on our system, acts of sabotage, wars, terrorist activities, wildfires, fires, explosions, natural disasters, hazards customary to the industry, or other emergency events;

•our ability to obtain adequate insurance on reasonable terms and the possibility that we may not have adequate insurance to cover all losses incurred by us or third-party liabilities;

•actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook;

•health epidemics and pandemics, including their impact on our business and the economy in general;

•interrupted or degraded service on key technology platforms, facilities failures, or equipment interruptions;

•economic conditions, including the impact of a recessionary environment, inflation, supply chain disruptions, foreign policy, and global trade restrictions;

•supply chain disruptions, including as a result of tariffs, global trade disruptions, competition for goods and services, and service provider availability;

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

•changes in employee and contractor labor availability and cost;

•significant changes in our relationship with our employees, and the potential adverse effects if labor disputes or grievances were to occur;

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report. Based on the evaluation performed, our management, including our principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

There are various factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2024 Form 10-K. Any of the risks and other information in this report or any of the risk factors discussed in “Item 1A. Risk Factors” in our 2024 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently consider immaterial, could materially and adversely affect our results of operations, financial condition, cash flows, or future results.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
	Previously Filed	As
Exhibits	With File Number*	Exhibit

4	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed January 16, 2025)	4.1	—	Officer’s Certificate, dated January 14, 2025, providing for Oncor Electric Delivery Company LLC’s additional 4.65% Senior Secured Notes due 2029.
4(b)	333-100240 Form 8-K (filed January 16, 2025)	4.2	—

Registration Rights Agreement, dated January 14, 2025, between Oncor Electric Delivery Company LLC and the initial purchaser of Oncor Electric Delivery Company LLC’s additional 4.65% Senior Secured Notes due 2029.

4(c)	333-100240 Form 8-K (filed March 21, 2025)	4.1	—

Officer’s Certificate, dated March 20, 2025, establishing the terms of Oncor Electric Delivery Company LLC’s 4.50% Senior Secured Notes due 2027, 5.35% Senior Secured Notes due 2035 and 5.80% Senior Secured Notes due 2055.

4(d)	333-100240 Form 8-K (filed March 21, 2025)	4.2	—

Registration Rights Agreement, dated March 20, 2025, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC’s 4.50% Senior Secured Notes due 2027, 5.35% Senior Secured Notes due 2035 and 5.80% Senior Secured Notes due 2055.

10	Material Contracts

	Credit Agreements
10(a)	333-100240 Form 8-K (filed February 25, 2025)	10.1	—

Amended and Restated Revolving Credit Agreement, dated as of February 20, 2025, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, the fronting banks from time to time party thereto and the other financial institutions party thereto.

10(b)	333-100240 Form 8-K (filed February 25, 2025)	10.2	—

Revolving Credit Agreement, dated as of February 20, 2025, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders and as swingline lender and the other financial institutions party thereto.

	Other Material Contracts
10(c)	333-100240 Form 8-K (filed February 4, 2025)	10.1	—

Note Purchase Agreement, dated as of January 30, 2025, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.15% Senior Secured Notes, Series H, due May 1, 2029 and 5.59% Senior Secured Notes, Series I, due May 1, 2034.

10(d)			—	Oncor Supplemental Retirement Plan, as amended and restated effective as of January 1, 2025.
10(e)	333-100240 Form 8-K (filed May 8, 2025)	10.1	—

Amendment No. 2 to Receivables Financing Agreement, dated as of May 5, 2025, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents party thereto.

10(f)	333-100240 Form 8-K (filed May 8, 2025)	10.2	—	Amendment No. 1 to Purchase and Sale Agreement, dated as of May 5, 2025, among Oncor Electric Delivery Company LLC and Oncor Receivables LLC.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	Interactive Data File.
101.INS			—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH			—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File.

104			—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: May 8, 2025