Form 10-Q
period 2025-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2025-08-07
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Yes ☐ No ☒

As of August 7, 2025, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

$500M Credit Facility

Refers to the unsecured $500 million revolving credit agreement, dated as of February 21, 2024, among Oncor, as borrower, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as administrative agent, maturing on February 21, 2027

$1B Credit Facility

Refers to the unsecured $1 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and the other financial institutions party thereto, maturing on February 20, 2028

$2B Credit Facility

Refers to the amended and restated unsecured $2 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time party thereto, and the other financial institutions party thereto, maturing on February 20, 2030

2024 Form 10-K	Oncor’s annual report on Form 10-K for the year ended December 31, 2024
2031 Euro Notes	Refers to the €500 million aggregate principal amount of euro-denominated senior secured notes due May 15, 2031, which were issued by Oncor in May 2024
2034 Euro Notes	Refers to the €700 million aggregate principal amount of euro-denominated senior secured notes due June 15, 2034, which were issued by Oncor in June 2025
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
AR Facility

Refers to the accounts receivable facility entered into by Oncor on April 28, 2023, providing for the contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various third-party lenders, as amended, maturing on April 28, 2028

ASC	Accounting Standards Codification
CODM	Chief operating decision maker
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program, as amended
Credit Facilities	Refers collectively to the $500M Credit Facility, the $1B Credit Facility and the $2B Credit Facility
DCRF	Distribution cost recovery factor
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

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
Euro Notes	Refers to the 2031 Euro Notes and the 2034 Euro Notes
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kV	Kilovolts
kWh	Kilowatt-hours
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NERC	North American Electric Reliability Corporation
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, which is the direct majority owner (80.25% equity interest) of Oncor and is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
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

U.S.	United States of America
UTM	Refers to the unified tracker mechanism, established by Texas House Bill 5247, which became effective on June 20, 2025
VIE	Variable interest entity
Vistra	Vistra Corp. and/or its subsidiaries, depending on context
Vistra Retirement Plan	Refers to a defined benefit pension plan sponsored by an affiliate of Vistra

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(U.S. dollars in millions)
Operating revenues (Note 3)	$1,654	$1,492	$3,202	$2,950
Operating expenses:
Wholesale transmission service	367	351	720	702
Operation and maintenance	368	295	738	594
Depreciation and amortization	290	261	577	518
Provision in lieu of income taxes (Note 9)	55	53	94	100
Taxes other than amounts related to income taxes	142	136	289	280
Total operating expenses	1,222	1,096	2,418	2,194
Operating income	432	396	784	756
Other (income) and deductions – net (Note 12)	(19)	(16)	(32)	(30)
Non-operating benefit in lieu of income taxes	-	-	(1)	(1)
Interest expense and related charges (Note 12)	192	161	377	311
Net income	$259	$251	$440	$476

See Notes to Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30, 2025 and 2024
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(U.S. dollars in millions)
2025
Net income	$314	$(55)	$259
Other comprehensive (loss) income:
Cash flow hedges	(9)	2	(7)
Fair value hedges	(25)	5	(20)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(33)	7	(26)
Comprehensive income	$281	$(48)	$233

2024
Net income	$304	$(53)	$251
Other comprehensive (loss) income:
Cash flow hedges	(16)	4	(12)
Fair value hedges	(11)	2	(9)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(26)	6	(20)
Comprehensive income	$278	$(47)	$231

	Six months ended June 30, 2025 and 2024
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(U.S. dollars in millions)
2025
Net income	$533	$(93)	$440
Other comprehensive (loss) income:
Cash flow hedges	(23)	5	(18)
Fair value hedges	(39)	7	(32)
Defined benefit pension plans	2	-	2
Total other comprehensive (loss) income	(60)	12	(48)
Comprehensive income	$473	$(81)	$392

2024
Net income	$575	$(99)	$476
Other comprehensive (loss) income:
Cash flow hedges	(15)	4	(11)
Fair value hedges	(11)	2	(9)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(25)	6	(19)
Comprehensive income	$550	$(93)	$457

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$440	$476
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	659	602
Provision in lieu of deferred income taxes – net	77	57
Changes in operating assets and liabilities:
Accounts receivable	(48)	(202)
Inventories	(79)	(28)
Accounts payable – trade	24	162
Regulatory assets – recoverable SRP (Note 2)	(70)	-
Regulatory assets – recoverable UTM (Note 2)	(19)	-
Regulatory under/over recoveries – net (Note 2)	6	(51)
Regulatory assets – self-insurance reserve (Note 2)	(146)	(236)
Customer deposits	33	25
Pension and OPEB plans	(132)	(7)
Other – assets	(102)	(150)
Other – liabilities	(49)	(10)
Cash provided by operating activities	594	638
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	3,105	1,442
Repayments of senior secured notes (Note 5)	(350)	(500)
Borrowings under AR Facility (Note 5)	510	540
Repayments under AR Facility (Note 5)	(510)	(400)
Borrowings under $500M Credit Facility (Note 5)	-	500
Payment for senior secured notes extinguishment (Note 5)	(441)	-
Net change in short-term borrowings (Note 4)	(594)	(282)
Capital contributions from members (Note 7)	1,210	480
Distributions to members (Note 7)	(354)	(251)
Debt premium, discount, financing and reacquisition costs – net	(38)	(15)
Cash provided by financing activities	2,538	1,514
Cash flows – investing activities:
Capital expenditures	(2,821)	(2,196)
Sales tax audit settlement refund	-	56
Other – net	22	20
Cash used in investing activities	(2,799)	(2,120)
Net change in cash, cash equivalents and restricted cash	333	32
Cash, cash equivalents and restricted cash – beginning balance	262	151
Cash, cash equivalents and restricted cash – ending balance	$595	$183

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2025	2024
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$340	$36
Restricted cash, current (Note 1)	11	20
Accounts receivable – net (Note 12)	1,026	970
Amounts receivable from members related to income taxes (Note 9)	30	30
Materials and supplies inventories – at average cost	541	462
Prepayments and other current assets (Note 12)	165	124
Total current assets	2,113	1,642
Restricted cash, noncurrent (Note 1)	244	206
Investments and other property (Note 12)	185	183
Property, plant and equipment – net (Note 12)	34,171	31,769
Goodwill (Notes 1 and 12)	4,740	4,740
Regulatory assets (Note 2)	1,817	1,671
Right-of-use operating lease assets	231	209
Other noncurrent assets	77	31
Total assets	$43,578	$40,451

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$594
Accounts payable – trade	966	770
Amounts payable to members related to income taxes (Note 9)	17	29
Accrued taxes other than amounts related to income	171	274
Accrued interest	173	149
Operating lease and other current liabilities (Note 6)	328	367
Total current liabilities	1,655	2,183
Long-term debt, noncurrent (Note 5)	17,605	15,234
Liability in lieu of deferred income taxes (Note 9)	2,658	2,552
Regulatory liabilities (Note 2)	2,960	2,973
Employee benefit plan obligations (Note 8)	1,235	1,384
Operating lease obligations	211	193
Other noncurrent obligations (Note 12)	376	302
Total liabilities	26,700	24,821
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at June 30, 2025 and December 31, 2024 – 635,000,000	17,110	15,814
Accumulated other comprehensive loss	(232)	(184)
Total membership interests	16,878	15,630
Total liabilities and membership interests	$43,578	$40,451

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

All dollar and euro amounts in the financial statements and the notes are stated in U.S. dollars in millions and/or euros in millions unless otherwise indicated.

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

Accounting for the Effects of Certain Types of Regulation

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation (ASC 980). Regulatory assets and liabilities represent probable future amounts recoverable from or refundable to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 2 for more information regarding regulatory assets and liabilities.

Revenue Recognition

Our revenues are generally recognized pursuant to tariffs approved by the PUCT or authorized by statute. The majority of revenues are related to providing electric delivery service to consumers. Tariff rates are designed to recover the cost of providing electric delivery service including a reasonable rate of return on invested capital. Revenues related to providing electric delivery service to consumers are generally recognized when the underlying service has been provided in accordance with ASC 606 (revenue from contracts with customers). Revenues related to regulated arrangements based on statutory recovery mechanisms between the utility and the applicable regulators are generally recognized in accordance with ASC 980. See Note 3 for additional information regarding revenues.

Derivatives and Hedging

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected future debt financings. We use derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks.

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At June 30, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could materially impact our results of operations.

We use cross-currency swaps, designated as fair value hedges, to help mitigate the foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, such as the Euro Notes. Our existing cross-currency swaps exchange our euro-denominated principal payments due at maturity under the Euro Notes into U.S. dollar-denominated notional amounts and swap euro-denominated fixed interest rates for U.S. dollar-denominated fixed interest rates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At June 30,	At December 31,
	2025	2024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$340	$36
Restricted cash, current (a)	11	20
Restricted cash, noncurrent (a)	244	206
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$595	$262

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

Accounting Standards Updates (ASU)

ASU 2023-09 Improvements to Income Tax Disclosures (ASC 740)

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. This ASU also removed disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. This ASU may be applied prospectively or retrospectively, and early adoption is permitted. We plan to adopt the standard on December 31, 2025.

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

2. REGULATORY MATTERS

Regulatory Proceedings

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306)

On June 26, 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in our service territory that have retained original jurisdiction over rates. The base rate review test year is based on calendar year 2024 results with certain adjustments. The base rate review includes a request for an average increase over test year adjusted annualized revenue of approximately 13%, and, if approved as requested, would result in an aggregate annualized revenue increase of approximately $834 million over current adjusted rates. The base rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity, an authorized return on equity of 10.55%, and a 4.94% authorized cost of debt. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity, our current authorized return on equity is 9.7%, and our current authorized cost of debt is 4.39%.

PUCT rules permit the filing of a request for interim rates while a rate proceeding is pending. On July 8, 2025, we filed a request for an interim revenue requirement increase of $360 million over current adjusted rates, which excludes certain of our requested adjustments in the base rate proceeding, including the requested modifications to Oncor’s regulatory capital structure, authorized return on equity, and self-insurance reserve accrual. PUCT rules provide that interim rate relief may be granted upon the agreement of all of the parties to the proceeding, and that absent such agreement the administrative law judge administering the proceeding may grant interim rate relief upon a showing of good cause. Once effective, such interim rates would be subject to refund or surcharge to the extent the rates ultimately established are different from the interim rates.

Capital Tracker Filings

Capital tracker filings allow utilities to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. Under capital tracker rules, each year we may file up to two TCOS capital tracker applications to reflect changes in transmission-related capital investments and up to two DCRF capital tracker applications to reflect changes in distribution-related capital investments. However, we cannot file TCOS and DCRF capital tracker applications for investments included in a UTM, discussed in more detail below.

TCOS revenues are also impacted by transmission billing units, which are updated annually effective January 1 each year to reflect certain changes in average ERCOT-wide peak electricity demand occurring during the previous calendar year.

In 2025, Oncor filed the following capital tracker interim rate adjustment applications with the PUCT:

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

Appeal of 2023 Comprehensive Base Rate Review Order (PUCT Docket No. 53601)

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

UTM

Texas House Bill 5247 (HB 5247) was signed into law and became effective on June 20, 2025. The bill establishes the UTM, which allows qualifying electric utilities to apply for interim rate adjustments once annually through 2035 for cost recovery of certain transmission and distribution capital expenditures. The UTM is an alternative to TCOS and DCRF “capital tracker” filings discussed above.

Qualifying electric utilities consist of utilities that (i) operate solely inside the ERCOT market, (ii) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of ERCOT’s Permian Basin Reliability Plan, and (iii) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation.

Utilities electing to use the UTM are allowed to defer to a regulatory asset costs associated with certain transmission and distribution capital investments as they are placed into service. In anticipation of filing a UTM application for eligible transmission and distribution investments placed into service after December 31, 2024, we have recorded $19 million in regulatory assets for costs associated with UTM eligible transmission and distribution capital investments placed into service during the six months ended June 30, 2025, and have recognized a corresponding $19 million in other regulated revenues. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the UTM.

SRP (PUCT Docket No. 56545)

In November 2024, the PUCT approved our SRP (PUCT Docket No. 56545), which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The SRP provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated SRP for a future period beginning with 2028 or (ii) included in any subsequent update to the SRP as part of that updated SRP’s first year of spend. We began implementing the approved plan in the fourth quarter of 2024, and are recognizing the recoverable distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim rate adjustments or base rate proceedings. In the three months ended June 30, 2025, we recorded $43 million in regulatory assets for SRP costs and recognized a corresponding $43 million in other regulated revenues related to the SRP. In the six months ended June 30, 2025, we recorded $70 million in regulatory assets for SRP costs and recognized a corresponding $70 million in other regulated revenues related to the SRP. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the SRP.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at June 30, 2025.

	Remaining Rate Recovery/Amortization Period in Effect
	At June 30, 2025	At June 30, 2025	At December 31, 2024
Regulatory assets:
Employee retirement liability (a)(b)(d)	To be determined	$169	$166
Employee retirement costs being amortized	3 years	47	63
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	75	72
Self-insurance reserve (primarily storm recovery costs) being amortized	3 years	277	336
Self-insurance reserve incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	911	765
Debt reacquisition costs	Lives of related debt	4	6
Under-recovered advanced metering system costs being amortized	3 years	45	58
Recoverable UTM (c)	To be determined	19	-
Recoverable SRP (c)	To be determined	71	1
Energy efficiency program performance bonus (a)	Approximately 1 year	8	17
Wholesale distribution substation service costs being amortized	3 years	43	50
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	To be determined	28	28
Expenses related to Coronavirus Disease 2019 (b)	Various	22	25
Recoverable deferred income taxes	Various	62	52
Uncollectible payments from REPs	Various	8	8
Other regulatory assets	Various	28	24
Total regulatory assets		1,817	1,671

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,628	1,588
Excess deferred taxes	Primarily over lives of related assets	1,214	1,246
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	17	44
Unamortized gain on reacquisition of debt and senior secured notes extinguishment	Lives of related debt	26	24
Employee retirement costs over-recovered being refunded	3 years	17	19
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	40	40
Other regulatory liabilities	Various	18	12
Total regulatory liabilities		2,960	2,973
Net regulatory liabilities		$(1,143)	$(1,302)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically approved by the PUCT or authorized by statute, subject to reasonableness review.

(c)The recovery/amortization period is not expected to exceed 18 months following approval of a UTM filing by the PUCT.

(d)Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.

3. REVENUES

General

Our revenues are generally recognized pursuant to tariffs approved by the PUCT or authorized by statute. The majority of revenues are related to providing electric delivery service to consumers. Tariff rates are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital. As the volumes delivered can be directly measured, our billed revenues are recognized when the underlying service has been provided. We recognize revenue for the amounts that have been invoiced or that we have the right to invoice. The majority of our revenues are derived from contracts with customers and recognized in accordance with ASC 606. Other regulated revenues resulting from certain regulatory arrangements based on statutory recovery mechanisms between the utility and the appliable regulators are recognized in accordance with ASC 980, including SRP revenues, UTM revenues and alternative revenue program revenues discussed below.

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

Other Regulated Revenues

SRP Revenues

SRP revenues are recognized for the recoverable SRP distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances and related taxes that are eligible for future recovery. See Note 2 for additional information regarding the SRP.

UTM Revenues

UTM revenues are recognized for the recoverable costs related to transmission and distribution capital investments placed into service after December 31, 2024, including depreciation expenses, carrying costs on unrecovered balances and related taxes that are eligible for future recovery. See Note 2 for additional information regarding the UTM.

Alternative Revenue Program Revenues

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an alternative revenue program revenue under ASC 980. Annual performance bonuses are generally recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. No revenue related to an alternative revenue program was recorded during six months ended June 30, 2025 and 2024.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)	$387	$358	$762	$687
Large commercial & industrial (b)	335	312	667	617
Other (c)	32	30	62	60
Total distribution base revenues	754	700	1,491	1,364
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	280	263	533	525
Billed to REPs serving Oncor distribution customers, through TCRF	155	144	295	287
Total TCOS revenues	435	407	828	812
Other miscellaneous revenues	25	22	48	46
Total revenues from contracts with customers	1,214	1,129	2,367	2,222
Other regulated revenues
SRP revenues	43	-	70	-
UTM revenues (d)	19	-	19	-
Total other regulated revenues	62	-	89	-
Total revenues contributing to earnings	1,276	1,129	2,456	2,222

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	367	351	720	702
EECRF and other revenues	11	12	26	26
Total revenues collected for pass-through expenses	378	363	746	728
Total operating revenues	$1,654	$1,492	$3,202	$2,950

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

(d)Includes revenues recognized in the second quarter of 2025, which were recognized for recoverable UTM eligible transmission and distribution capital investments put into service during the period from January 1, 2025 through June 30, 2025, including depreciation expenses, carrying costs on unrecovered balances and related taxes.

Customers

At June 30, 2025, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our wholesale transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 22% and 19%, respectively, of our total operating revenues for the three months ended June 30, 2025, and 25% and 21%, respectively, of our total operating revenues for the six months ended June 30, 2025. No other customer represented more than 10% of our total operating revenues during such periods.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the $2B Credit Facility and CP Program at June 30, 2025 and December 31, 2024:

	At June 30,	At December 31,
	2025	2024
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(594)
Total available unused short-term borrowing capacity	$2,000	$1,406

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

CP Program

We have established a CP Program, under which we may issue unsecured CP Notes on a private placement basis with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt and obtain liquidity support under the $1B Credit Facility (See Note 5 for more information regarding the $1B Credit Facility). We anticipate that any CP Notes issued under the CP Program with a maturity date equal to or less than a year would be classified as short-term debt and obtain liquidity support under the $2B Credit Facility. Total CP Notes outstanding at any time may not exceed a maximum amount of $3.0 billion, and we operate the CP Program to ensure that the aggregate amount of CP Notes obtaining liquidity support from the applicable credit facility, when combined with any outstanding borrowings under such credit facility, do not exceed the maximum borrowing capacity of such credit facility.

5. LONG-TERM DEBT

At June 30, 2025, our outstanding long-term debt consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility. The following table is a summary of our outstanding long-term debt at June 30, 2025 and December 31, 2024:

	At June 30,	At December 31,
	2025	2024
Fixed Rate Senior Secured Notes:
Total U.S. dollar-denominated fixed rate senior secured notes (a)	$15,895	$14,395
Euro-denominated fixed rate senior secured notes:
3.500% Senior Notes due May 15, 2031 measured at issuance (b)	542	542
3.625% Senior Notes due June 15, 2034 measured at issuance (c)	805	-
Euro Notes remeasurement adjustments (d)	67	(24)
Total euro-denominated fixed rate senior secured notes	1,414	518
Total fixed rate senior secured notes (e)	17,309	14,913
Variable Rate Unsecured Debt:
$500M Credit Facility due February 21, 2027	480	480
Total long-term debt	17,789	15,393
Unamortized discount, premium and debt issuance costs	(184)	(159)
Total carrying amount of long-term debt	$17,605	$15,234

___________

(a)See the following table for details of our outstanding U.S. dollar-denominated fixed rate senior secured notes.

(b)On May 21, 2024, we issued the 2031 Euro Notes. Our euro-denominated fixed rate payment obligations under the 2031 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2031 Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2031 Euro Notes at maturity will be $542 million, and the all-in U.S. dollar fixed rate coupon on the 2031 Euro Notes is 5.371%.

(c)On June 16, 2025, we issued the 2034 Euro Notes. Our euro-denominated fixed rate payment obligations under the 2034 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2034 Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2034 Euro Notes at maturity will be $805 million, and the all-in U.S. dollar fixed rate coupon on the 2034 Euro Notes is 5.4405%.

(d)The remeasurement at June 30, 2025, was calculated based on the exchange rate of €1.00 to $1.1784 on June 30, 2025. The remeasurement at December 31, 2024, which applied solely to the 2031 Euro Notes, was calculated based on the exchange rate of €1.00 to $1.0357 on December 31, 2024.

(e)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

At June 30, 2025 and December 31, 2024, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At June 30,	At December 31,
	2025	2024
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
2.95% Senior Notes due April 1, 2025 (a)	$-	$350
0.55% Senior Notes due October 1, 2025 (b)	-	450
3.86% Senior Notes, Series A, due December 3, 2025 (c)	174	174
3.86% Senior Notes, Series B, due January 14, 2026 (c)	38	38
5.50% Senior Notes, Series C, due May 1, 2026 (c)	200	200
4.50% Senior Secured Notes due March 20, 2027	500	-
4.30% Senior Notes due May 15, 2028	600	600
3.70% Senior Notes due November 15, 2028	650	650
5.75% Senior Notes due March 15, 2029	318	318
5.00% Senior Notes, Series F, due May 1, 2029	100	100
5.15% Senior Notes, Series H, due May 1, 2029	250	-
4.65% Senior Notes due November 1, 2029	650	550
2.75% Senior Notes due May 15, 2030	700	700
5.34% Senior Notes, Series D, due May 1, 2031	100	100
7.00% Senior Notes due May 1, 2032	494	494
4.15% Senior Notes due June 1, 2032	400	400
4.55% Senior Notes due September 15, 2032	700	700
7.25% Senior Notes due January 15, 2033	323	323
5.65% Senior Notes due November 15, 2033	800	800
5.59% Senior Notes, Series I, due May 1, 2034	150	-
5.35% Senior Secured Notes due April 1, 2035	650	-
5.45% Senior Notes, Series E, due May 1, 2036	100	100
7.50% Senior Notes due September 1, 2038	300	300
5.25% Senior Notes due September 30, 2040	475	475
4.55% Senior Notes due December 1, 2041	400	400
5.30% Senior Notes due June 1, 2042	348	348
3.75% Senior Notes due April 1, 2045	550	550
3.80% Senior Notes due September 30, 2047	325	325
4.10% Senior Notes due November 15, 2048	450	450
3.80% Senior Notes due June 1, 2049	500	500
3.10% Senior Notes due September 15, 2049	700	700
3.70% Senior Notes due May 15, 2050	400	400
2.70% Senior Notes due November 15, 2051	500	500
4.60% Senior Notes due June 1, 2052	400	400
4.95% Senior Notes due September 15, 2052	900	900
5.35% Senior Notes due October 1, 2052	300	300
5.49% Senior Notes, Series G, due May 1, 2054	50	50
5.55% Senior Notes due June 15, 2054	750	750
5.80% Senior Secured Notes due April 1, 2055	650	-
Total U.S. dollar-denominated fixed rate senior secured notes	$15,895	$14,395

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

(c)At June 30, 2025, the $174 million aggregate principal amount of our 3.86% Senior Secured Notes, Series A, due December 3, 2025, $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026 and $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026 are due within the next 12 months. At June 30, 2025, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the AR Facility, the $500M Credit Facility and the $1B Credit Facility resulted in these senior notes due within the next 12 months being classified as long-term debt, noncurrent.

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

Long-Term Revolving Borrowing Capacity

Our long-term revolving borrowing capacity includes the borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility. The following table reflects available long-term borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility at June 30, 2025 and December 31, 2024:

	At June 30,	At December 31,
	2025	2024
Available unused borrowing capacity under AR Facility	$500	$500
Available unused borrowing capacity under the $500M Credit Facility	20	20
Available unused borrowing capacity under the $1B Credit Facility	1,000	-
Total available unused long-term borrowing capacity	$1,520	$520

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

At June 30, 2025, there were no borrowings under the AR Facility.

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

The $500M Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $500M Credit Facility and cross-default provisions in the event we or any of our subsidiaries default on indebtedness in a principal amount in excess of $100 million or receive judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days.

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at June 30, 2025. The remaining borrowing capacity was $20 million at June 30, 2025.

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

At June 30, 2025, there were no borrowings under the $1B Credit Facility.

Long-Term Debt-Related Activities in the Six Months ended June 30, 2025

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

Issuance of Senior Secured Notes Under Indenture (2027 Notes/2035 Notes/2055 Notes)

On March 20, 2025, we issued (i) $500 million aggregate principal amount of our 4.50% Senior Secured Notes due 2027 (the 2027 Notes), (ii) $650 million aggregate principal amount of our 5.35% Senior Secured Notes due 2035 (the 2035 Notes), and (iii) $650 million aggregate principal amount of our 5.80% Senior Secured Notes due 2055 (the 2055 Notes, and together with the 2027 Notes and the 2035 Notes, the Notes Issued March 2025). The Notes Issued March 2025 were issued under one of our existing indentures and are secured pursuant to the Deed of

Trust. We used the net proceeds from the sale of the Notes Issued March 2025 for general corporate purposes, including to repay the full $300 million aggregate principal amount then-outstanding under the AR Facility and to repay then-outstanding CP Notes. We issued the CP Notes to fund working capital, to repay the entire $350 million aggregate principal amount of the 2.95% 2025 Notes that were redeemed in full on March 14, 2025, and to pay amounts deposited with the trustee on March 19, 2025, to extinguish all of our 0.55% 2025 Notes.

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

Issuance of 2034 Euro Notes Under Indenture

On June 16, 2025, we issued €700 million aggregate principal amount of 2034 Euro Notes. The 2034 Euro Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. Our euro-denominated fixed rate payment obligations under the 2034 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange risk associated with the interest and principal payments on the 2034 Euro Notes that are due in euros. As a result of the cross-currency swaps, the U.S. dollar principal amount due on the 2034 Euro Notes at maturity will be $805 million, and the all-in U.S. dollar fixed rate coupon on the 2034 Euro Notes is 5.4405%. See Note 10 for more information on our cross-currency swaps activities.

We used the net proceeds from the sale of the 2034 Euro Notes for general corporate purposes, including to repay the full $210 million aggregate principal amount then-outstanding under the AR Facility and to repay then-outstanding CP Notes.

The 2034 Euro Notes bear interest at a rate of 3.625% per annum and mature on June 15, 2034. Interest on the 2034 Euro Notes accrued from June 16, 2025 and will be payable annually on June 15 of each year, and at maturity, beginning on June 15, 2026. At any time prior to March 15, 2034, we may redeem the 2034 Euro Notes in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. At any time on or after March 15, 2034, we may redeem the 2034 Euro Notes in whole or in part, at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to but excluding the date fixed for redemption. We may also redeem the 2034 Euro Notes for cash in whole, but not in part, at the redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if certain tax events occur that would obligate us to pay certain additional amounts.

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

AR Facility

The following table summarizes the activity under the AR Facility in the six months ended June 30, 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Borrowing on May 29, 2025	210
Repayment on June 17, 2025	(210)
Balance at June 30, 2025	$-

At June 30, 2025, the borrowing base for the AR Facility was $500 million and there were no borrowings outstanding under the AR Facility.

Fair Value of Long-Term Debt

At June 30, 2025 and December 31, 2024, the estimated fair value of our long-term debt (net of unamortized premium, discount and debt issuance costs) totaled $16.571 billion and $13.287 billion, respectively, and the carrying amount totaled $17.605 billion and $15.234 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At June 30, 2025, we also had $3 million in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes as required by PURA. Operating lease costs that are not capitalized are generally recognized as operating expenses on a straight-line basis over the lease term. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2024 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of June 30, 2025, the Texas State Comptroller’s office was conducting two sales and use tax audits for audit periods covering July 2013 through December 2017 and January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolutions of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

7. MEMBERSHIP INTERESTS

Capital Contributions

We received cash capital contributions from our members of $647 million on July 30, 2025. In the six months ended June 30, 2025, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 14, 2025	$605
May 2, 2025	$605

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, discounts, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At June 30, 2025, our regulatory capitalization was 56.9% debt to 43.1% equity and as a result we had $296 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On July 29, 2025, our board of directors declared a cash distribution of $219 million, which was paid to our members on July 29, 2025. In the six months ended June 30, 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 13, 2025	February 13, 2025	$177
April 30, 2025	May 1, 2025	$177

Membership Interests

The following tables present the changes to membership interests during the three and six months ended June 30, 2025 and 2024, net of tax:

	Three Months Ended June 30, 2025 and 2024
	Capital Account	AOCI	Total Membership Interests
Balance at March 31, 2025	$16,423	$(206)	$16,217
Net income	259	-	259
Capital contributions	605	-	605
Distributions	(177)	-	(177)
Other comprehensive (loss) income	-	(26)	(26)
Balance at June 30, 2025	$17,110	$(232)	$16,878

	Capital Account	AOCI	Total Membership Interests
Balance at March 31, 2024	$14,728	$(179)	$14,549
Net income	251	-	251
Capital contributions	240	-	240
Distributions	(126)	-	(126)
Other comprehensive (loss) income	-	(20)	(20)
Balance at June 30, 2024	$15,093	$(199)	$14,894

	Six Months Ended June 30, 2025 and 2024
	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2024	$15,814	$(184)	$15,630
Net income	440	-	440
Contributions from members	1,210	-	1,210
Distributions to members	(354)	-	(354)
Other comprehensive (loss) income	-	(48)	(48)
Balance at June 30, 2025	$17,110	$(232)	$16,878

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2023	$14,388	$(180)	$14,208
Net income	476	-	476
Contributions from members	480	-	480
Distributions to members	(251)	-	(251)
Other comprehensive (loss) income	-	(19)	(19)
Balance at June 30, 2024	$15,093	$(199)	$14,894

AOCI

The following table presents the changes to AOCI, net of tax, during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025 and 2024
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at March 31, 2025	$(64)	$(142)	$(206)
OCI before reclassifications	(28)	-	(28)
Amounts reclassified from AOCI (a)	1	1	2
Net OCI	(27)	1	(26)
Balance at June 30, 2025	$(91)	$(141)	$(232)

Balance at March 31, 2024	$(33)	$(146)	$(179)
OCI before reclassifications	(22)	-	(22)
Amounts reclassified from AOCI (a)	1	1	2
Net OCI	(21)	1	(20)
Balance at June 30, 2024	$(54)	$(145)	$(199)

	Six Months Ended June 30, 2025 and 2024
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at December 31, 2024	$(41)	$(143)	$(184)
OCI before reclassifications	(52)	-	(52)
Amounts reclassified from AOCI (a)	2	2	4
Net OCI	(50)	2	(48)
Balance at June 30, 2025	$(91)	$(141)	$(232)

Balance at December 31, 2023	$(34)	$(146)	$(180)
OCI before reclassifications	(22)	-	(22)
Amounts reclassified from AOCI (a)	2	1	3
Net OCI	(20)	1	(19)
Balance at June 30, 2024	$(54)	$(145)	$(199)

___________

(a)The amounts reclassified from “Derivative Hedges” affect “Interest expense and related charges” line on our Condensed Statements of Consolidated Income. The amounts reclassified from “Pension and OPEB Plans” affect “Operation and maintenance” and “Other (income) and deductions – net” lines on our Condensed Statements of Consolidated Income.

8. PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of Employee Retirement Income Security Act of 1974, as amended. Employees do not contribute to either plan. We also maintain a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding pension plans.

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and six months ended June 30, 2025 and 2024, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net pension costs:
Service cost	$6	$7	$12	$13
Interest cost (a)	32	30	64	60
Expected return on assets (a)	(30)	(29)	(60)	(58)
Amortization of net loss (a)	2	1	4	2
Net pension costs	10	9	20	17
Net adjustments (b)	(3)	(3)	(7)	(5)
Net pension costs recognized as operation and maintenance expense or other deductions	$7	$6	$13	$12

Components of net OPEB costs:
Service cost	$-	$1	$1	$2
Interest cost (a)	9	8	17	16
Expected return on assets (a)	(2)	(2)	(4)	(4)
Amortization of net loss (a)	(2)	(2)	(4)	(4)
Net OPEB costs	5	5	10	10
Net adjustments (b)	(3)	(3)	(6)	(6)
Net OPEB costs recognized as operation and maintenance expense or other deductions	$2	$2	$4	$4

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $151 million and $12 million, respectively, during the six months ended June 30, 2025. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $42 million and $13 million, respectively, during the remainder of 2025 and approximately $562 million and $144 million, respectively, in the five-year period from 2025 to 2029. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At June 30, 2025			At December 31, 2024
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(24)	$(6)	$(30)	$(24)	$(6)	$(30)
Texas margin tax payable	17	-	17	29	-	29
Net payable (receivable)	$(7)	$(6)	$(13)	$5	$(6)	$(1)

Cash payments made to members related to income taxes in the six months ended June 30, 2025 and 2024 consisted of the following:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$-	$-	$-	$36	$9	$45
Texas margin tax	28	-	28	26	-	26
Total payments	$28	$-	$28	$62	$9	$71

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended June 30, 2025 and 2024, and $8 million during each of the six months ended June 30, 2025 and 2024, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the six months ended June 30, 2025 and 2024.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected future debt financings. We use derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks.

Interest Rate Derivatives

We use interest rate swaps, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At June 30, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could materially impact our results of operations.

We may designate an interest rate swap as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. Designating interest rate swaps as cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that the future cash flows of interest payments may vary, and other criteria.

In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive (loss) income. Amounts remain in AOCI and are reclassified into net income as the interest expense on the related debt affects net income.

The fair value of an interest rate derivative instrument is recognized on the balance sheet as a derivative asset or liability and changes in the fair value are recognized in net income if the criteria for cash flow hedge accounting are not met or if the instrument is not designated as a cash flow hedge.

Interest Rate Hedge Transactions

In the first quarter of 2025, we entered into interest rate swap transactions hedging the variability of benchmark bond rates used to determine the interest rates on 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 2035 Notes and 2055 Notes and a $15 million ($12 million net of tax) net loss was recorded in other comprehensive (loss) income. The accumulated other comprehensive (loss) income will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes, respectively.

In the second quarter of 2025, we entered into multiple interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings. In the three months ended June 30, 2025, we recorded a $10 million ($8 million net of tax) net unrealized fair value loss on the interest rate swaps in other comprehensive (loss) income. The following table summarizes information of such hedges outstanding at June 30, 2025.

	Notional Amount	Range of Locked Fixed Rates	Range of Estimated Settlement Years
Interest rate swaps	$900	3.95% ~ 4.40%	2025 ~ 2028

There was approximately $6 million of the amounts recorded in accumulated other comprehensive (loss) income at June 30, 2025 related to the interest rate swaps to be reclassified into net income as an increase to interest expense within the next 12 months.

Foreign Currency Derivatives

We are exposed to foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, such as the Euro Notes. We have and may continue to utilize cross-currency swaps to help mitigate the exposure related to the Euro Notes and any other foreign currency denominated debt that we may issue in the future. Our existing cross-currency swaps exchange our euro-denominated principal payments due at maturity under the Euro Notes into U.S. dollar-denominated notional amounts and swap euro-denominated fixed interest rates for U.S. dollar-denominated fixed interest rates. We currently designate our cross-currency swaps as fair value hedges. In accounting for fair value hedges, the derivative contract is recorded on the balance sheet at fair value. We have elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of our foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of other comprehensive income or loss. The fair value (loss) gain on cross-currency swaps attributable to foreign currency exchange rates are recognized in the income statement to offset the remeasurement gain (loss) on the foreign currency denominated debt attributable to foreign currency exchange rates, resulting in no impact on earnings attributable to changes in the foreign currency exchange rate.

Foreign Currency Exchange Rate Hedge Transactions

In May 2024 and June 2025, we entered into multiple designated cross-currency swaps that effectively converted our euro-denominated fixed rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In the three and six months ended June 30, 2025, we recorded a $43 million net fair value gain of the cross-currency swaps and a $52 million fair value gain of the cross-currency swaps, respectively. The amount attributable to excluded components in the three-month period was a $25 million ($20 million net of tax) loss and was recorded in other comprehensive income or loss in the three months ended June 30, 2025. The amount attributable to excluded components in the six-month period was a $39 million ($32 million net of tax) loss and was recorded in other comprehensive (loss) income in the six months ended June 30, 2025.

At June 30, 2025, the following foreign currency derivatives designated as fair value hedges of the Euro Notes were outstanding:

						Fair Value Gain (Loss)
						Three Months Ended June 30,		Six Months Ended June 30,
	Notional Amounts (a)	Pay Rate (b)	Receive Amount	Receive Rate	Maturity	2025	2024	2025	2024
Cross-currency swaps executed in May 2024	$542	5.3710%	€500	3.500%	2031	$49	$(17)	$58	$(17)
Cross-currency swaps executed in June 2025	$805	5.4405%	€700	3.625%	2034	$(6)	$-	$(6)	$-

___________

(a)Notional amount reflects the aggregate amount we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amount to the counterparties of the cross-currency swaps.

(b)Pay rate reflects the all-in U.S. dollar fixed rate coupon on the U.S. dollar notional amount, as a result of the cross-currency swaps relating to the Euro Notes.

Financial Statement Presentation

Derivative Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of June 30, 2025:

		Fair Value of Derivative Assets (Liabilities)
		At June 30,	At December 31,
	Balance Sheet Location	2025	2024
Interest rate swaps	Operating lease and other current liabilities	$(2)	$-
	Other noncurrent obligations	$(8)	$-

Cross-currency swaps	Other noncurrent assets	$34	$-
	Other noncurrent obligations	$(4)	$(21)

The table below provides the related income statement impacts of derivative activity for the three and six months ended June 30, 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2025	2024	2025	2024
Cross-currency swaps	Other (income) and deductions – net (a)	$(68)	$6	$(91)	$6

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

Fair Value Measurements

The fair value of our interest rate swap and cross-currency swap derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment operating revenues (a)	$1,654	$1,492	$3,202	$2,950
Less:
Wholesale transmission service	367	351	720	702
Base operation and maintenance, and administrative expenses (b)	258	224	536	456
SRP distribution operation and maintenance, and administrative expenses	43	-	70	-
Regulatory asset/liability amortization and cost of service accruals (c)	74	76	149	152
Depreciation and amortization	290	261	577	518
Property taxes	69	66	139	134
Gross receipts and franchise taxes	68	66	138	134
Other (income) and deductions (d)	(17)	(9)	(29)	(16)
Provision in lieu of income taxes	55	53	93	99
Interest expense and related charges - net (e)	188	153	369	295
Segment expenses	1,395	1,241	2,762	2,474
Segment net income	$259	$251	$440	$476

_________

(a)Revenues from REP subsidiaries of our two largest customers collectively represented 22% and 19%, respectively, of our total operating revenues for the three months ended June 30, 2025, and 25% and 21%, respectively, of our total operating revenues for the six months ended June 30, 2025. No other customer represented more than 10% of our total operating revenues during such periods.

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

(e)Includes interest expenses and related charges, and net interest and investment income.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Professional fees	$2	$1	$5	$2
Recoverable Pension and OPEB – non-service costs	4	5	9	9
AFUDC – equity income	(22)	(14)	(39)	(27)
Interest and investment income – net	(4)	(8)	(8)	(16)
Other	1	-	1	2
Total other (income) and deductions – net	$(19)	$(16)	$(32)	$(30)

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest	$208	$168	$401	$324
Amortization of discount, premium and debt issuance costs	-	3	3	6
Less AFUDC – capitalized interest portion	(16)	(10)	(27)	(19)
Total interest expense and related charges	$192	$161	$377	$311

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2025	2024
Accounts receivable	$1,045	$987
Allowance for uncollectible accounts	(19)	(17)
Accounts receivable – net	$1,026	$970

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 22% and 19%, respectively, of our accounts receivable balance at June 30, 2025 and 19% and 22%, respectively, of our accounts receivable balance at December 31, 2024. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2025	2024
Insurance prepayments	$57	$27
Local franchise tax prepayments	88	79
Other	20	18
Prepayments and other current assets	$165	$124

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2025	2024
Assets related to employee benefit plans	$173	$172
Non-utility property – land	10	10
Other	2	1
Total investments and other property	$185	$183

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

	At June 30,	At December 31,
	2025	2024
Assets
Cash and cash equivalents	$-	$5
Advances to affiliate	4	4
REP Accounts receivable – net	702	622
Income tax receivable	6	5
Unamortized AR Facility costs	1	1
Total assets	$713	$637

Liabilities
Accrued interest	$1	$-
Total liabilities	$1	$-

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At June 30, 2025	At June 30, 2025	At December 31, 2024
Assets in service:
Distribution	2.7% / 36.5 years	$21,840	$20,880
Transmission	2.4% / 41.9 years	17,381	16,599
Other assets (a)	8.1% / 12.4 years	2,210	2,238
Total		41,431	39,717
Less accumulated depreciation		9,991	9,723
Net of accumulated depreciation		31,440	29,994
Construction work in progress		2,660	1,704
Held for future use		71	71
Property, plant and equipment – net		$34,171	$31,769

_________

(a)Includes intangible capitalized software and general property, plant and equipment.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At June 30, 2025			At December 31, 2024
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$713	$138	$575	$705	$134	$571
Capitalized software and other	1,264	451	813	1,311	450	861
Total	$1,977	$589	$1,388	$2,016	$584	$1,432

Aggregate amortization expense for intangible assets totaled $33 million and $28 million for the three months ended June 30, 2025 and 2024, respectively, and $65 million and $57 million for the six months ended June 30, 2025 and 2024, respectively. The estimated annual amortization expense for the five-year period from 2025 to 2029, based on rates in effect at June 30, 2025, is as follows:

Year	Amortization Expense
2025	$130
2026	$130
2027	$130
2028	$130
2029	$130

Other Noncurrent Obligations

Other noncurrent obligations reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2025	2024
Investment tax credits	$2	$2
Customer advances for construction – noncurrent	241	199
Litigation claim obligations	14	3
Fair value of derivative liabilities	12	21
Other	107	77
Total other noncurrent obligations	$376	$302

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024
Cash payments related to:
Interest	$373	$306
Less capitalized interest	(27)	(19)
Total interest payments (net of amounts capitalized)	$346	$287

Amount in lieu of income taxes (Note 9):
Federal	$-	$45
State	28	26
Total payments in lieu of income taxes	$28	$71

ROU assets obtained in exchange for operating lease obligations (noncash)	$110	$26

Noncash financing activities:
Debt extinguished through legal defeasance (Note 5)	$9	$-

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$560	$344

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 compared to the same periods in 2024 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2024 Form 10-K.

All dollar and euro amounts in the following discussion are stated in U.S. dollars in millions and/or euros in millions unless otherwise indicated.

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

Significant Activities and Events

2025 Comprehensive Base Rate Review — On June 26, 2025, we filed a request for a comprehensive base rate review. On July 8, 2025, we filed a request for interim rates to be put into place while the proceeding is pending. See Note 2 to Financial Statements and “—Regulation and Rates” below for a discussion of the comprehensive base rate review.

UTM — On June 20, 2025, Texas House Bill 5247 (HB 5247) was signed into law and became effective. The bill establishes the UTM, which allows qualifying electric utilities to apply for interim rate adjustments once annually through 2035 for cost recovery of certain transmission and distribution capital expenditures, as an alternative to semi-annual (or less frequent) DCRF and TCOS capital tracker filings. As a result of HB 5247 taking effect, we have begun, and expect to continue, deferring to a regulatory asset certain costs associated with UTM eligible capital investments placed into service since December 31, 2024, and recognizing corresponding amounts in revenues. See Notes 2 and 3 to Financial Statements and “—Regulation and Rates—State Legislation” below for more information on the UTM and our recognition of revenues and recording of regulatory assets following the enactment of HB 5247.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended June 30,		%
	2025	2024	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	79.4	70.4	12.8
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.0	10.0
Customer Average Interruption Duration Index (CAIDI) (non-storm)	70.9	72.6	(2.3)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,084	4,008	1.9

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	570	652	(82)	598	677	(79)
Heating degree days	17	6	11	589	459	130

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	11,280	11,432	(1.3)	22,533	21,896	2.9
Commercial, industrial, small business and other	30,946	28,911	7.0	58,699	55,760	5.3
Total electric energy volumes	42,226	40,343	4.7	81,232	77,656	4.6

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

_

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2025	2024	Change	2025	2024	Change
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)	$387	$358	$29	$762	$687	$75
Large commercial & industrial (b)	335	312	23	667	617	50
Other (c)	32	30	2	62	60	2
Total distribution base revenues	754	700	54	1,491	1,364	127
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	280	263	17	533	525	8
Billed to REPs serving Oncor distribution customers, through TCRF	155	144	11	295	287	8
Total TCOS revenues	435	407	28	828	812	16
Other miscellaneous revenues	25	22	3	48	46	2
Total revenues from contracts with customers	1,214	1,129	85	2,367	2,222	145
Other regulated revenues
SRP revenues	43	-	43	70	-	70
UTM revenues (d)	19	-	19	19	-	19
Total other regulated revenues	62	-	62	89	-	89
Total revenues contributing to earnings	1,276	1,129	147	2,456	2,222	234

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	367	351	16	720	702	18
EECRF and other revenues	11	12	(1)	26	26	-
Total revenues collected for pass-through expenses	378	363	15	746	728	18
Total operating revenues	$1,654	$1,492	$162	$3,202	$2,950	$252

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

(d)Includes revenues recognized in the second quarter of 2025, which were recognized for recoverable UTM eligible transmission and distribution capital investments put into service during the period from January 1, 2025 through June 30, 2025, including depreciation expenses, carrying costs on unrecovered balances and related taxes.

Financial Results — Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Total operating revenues increased $162 million, or 11%, to $1.654 billion during the three months ended June 30, 2025. Revenues are generally recognized pursuant to tariffs approved by the PUCT or authorized by statute.

Revenues contributing to earnings increased $147 million to $1.276 billion during the three months ended June 30, 2025. Revenues contributing to earnings consist of revenues from contracts with customers recognized under ASC 606 and other regulated revenues recognized under ASC 980. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $54 million to $754 million during the three months ended June 30, 2025. The increase in distribution base revenues primarily reflects:

o$54 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital, and

o$10 million increase due to customer growth,

partially offset by

o$11 million decrease due to lower customer consumption, primarily attributable to milder weather.

Distribution base rates are set periodically in a comprehensive base rate review docket. The base rates implementing the final order in PUCT Docket No. 53601 went into effect in May 2023.

PUCT rules also allow utilities to file, under certain circumstances, up to two interim DCRF rate adjustment applications per year between comprehensive base rate reviews to recover certain distribution investments and certain other related costs.

See the Interim DCRF Filings Table below for a listing of interim DCRF rate adjustment applications impacting revenues for 2025 and 2024. As we currently intend to recover costs related to distribution capital investments placed into service since December 31, 2024 through the UTM, we do not intend to file additional interim DCRF rate adjustment applications this year. See Note 2 to Financial Statements for more information on the SRP and the UTM.

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

•An Increase in Transmission Base Revenues — TCOS revenues increased $28 million to $435 million during the three months ended June 30, 2025. The increase in TCOS revenues was due to updated interim TCOS rates implemented to reflect increases in invested capital.

TCOS revenues are collected from load serving entities benefiting from our transmission system, and the rates charged those customers are adjusted based on the transmission billing units and other adjustments approved by the PUCT.

PUCT rules also allow utilities to file, under certain circumstances, up to two interim TCOS rate adjustment applications per year between comprehensive base rate reviews to recover transmission investments and certain other related costs.

See the Interim TCOS Filings Table below for a listing of interim TCOS rate adjustment applications impacting revenues for 2025 and 2024. We did not file an interim TCOS rate adjustment application in 2024, as a result of the increases in annual ERCOT transmission billing units applicable in 2024. As we currently intend to recover costs related to transmission capital investments placed into service since December 31, 2024 through the UTM, we do not intend to file additional interim TCOS rate adjustment applications this year.

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

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $3 million to $25 million during the three months ended June 30, 2025. The increase in other miscellaneous revenues primarily reflects $3 million increase due to higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid.

•An Increase in Other Regulated Revenues — Other regulated revenues totaled $62 million during the three months ended June 30, 2025, which primarily reflect:

o$43 million revenues recognized related to the SRP, and

o$19 million revenues recognized pursuant to the UTM related to transmission and distribution capital investments placed into service from January 1 through June 30, 2025.

Revenues collected for pass-through expenses increased $15 million to $378 million during the three months ended June 30, 2025. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $16 million to $367 million during the three months ended June 30, 2025 due to higher third-party wholesale transmission service provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to wholesale transmission service third-party providers under their TCOS rates and the retail portion of our own TCOS rate described above. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in third-party wholesale transmission service expense.

The UTM allows utilities to file once a year to adjust the TCRF to pass through the wholesale transmission cost charges billed to us by transmission service providers.

•Decrease in EECRF and Other Revenues — EECRF and other revenues decreased $1 million to $11 million during the three months ended June 30, 2025. The EECRF and other revenues were generally offset in operation and maintenance expense.

EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year. Other revenues include amounts collected through (i) the mobile generation rider, which is a reconcilable rate designed to recover mobile generation lease expenses and operation and maintenance expenses and is generally reviewed and approved by the PUCT in mobile generation rider filing proceedings, and (ii) the rate case expense rider, which is a reconcilable rate designed to recover rate case expenses approved in our most recent comprehensive rate base review proceeding.

See the EECRF Filings Table below for a listing of EECRF filings impacting revenue in 2025 and 2024.

EECRF Filings Table

PUCT Docket No.	Filed	EECRF Monthly Charge Effective Date	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus (b)	(Over)/Under- Recovery and Other
58182 (c)	May 2025	March 2026	$1.78	$64	$33 (d)	$8
56682	May 2024	March 2025	$1.36	$55	$17	$-
55074	May 2023	March 2024	$1.23	$49	$21	$2
53671	May 2022	March 2023	$1.23	$52	$28	$3

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

(b)Performance bonuses are recognized at the time of PUCT approval of the EECRF, not the effective date of the EECRF rider.

(c)Pending PUCT approval.

(d)Represents annual energy efficiency program performance bonus requested by us in our 2025 EECRF filing.

Wholesale transmission service expense increased $16 million to $367 million during the three months ended June 30, 2025. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $73 million to $368 million during the three months ended June 30, 2025. The increase was primarily due to $38 million in higher vegetation management expenses, $23 million in higher labor and contractor related costs, $6 million in higher insurance premium expenses, and $4 million in higher costs related to materials and supplies. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs.

The overall $73 million increase in operation and maintenance expense includes $43 million in incremental SRP operation expenses during the three months ended June 30, 2025. We expect SRP related operation expenses to ultimately be recovered in rates. For more information on our SRP, see “—Regulation and Rates—SRP (PUCT Docket No. 56545)”.

Depreciation and amortization increased $29 million to $290 million during the three months ended June 30, 2025. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Provision in lieu of income taxes netted to $55 million during the three months ended June 30, 2025 compared to $53 million during the three months ended June 30, 2024.

The effective income tax rate was 17.5% and 17.4% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $6 million to $142 million for the three months ended June 30, 2025. The increase was primarily due to $3 million in higher property tax and a $2 million increase in local franchise taxes payable by us to municipalities. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Other (income) and deductions – net was $3 million favorable for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The variance was primarily due to $8 million in higher AFUDC – equity income, and $1 million in higher reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, partially offset by a $4 million unfavorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense, and $1 million in higher professional fees.

Interest expense and related charges increased $31 million to $192 million during the three months ended June 30, 2025. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Net income increased $8 million to $259 million during the three months ended June 30, 2025. The increase was driven by:

•overall higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oan increase in other regulated revenues recognized related to the SRP and the establishment of the UTM, and ocustomer growth,

partially offset by

olower customer consumption, primarily attributable to milder weather, and partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

Financial Results — Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Total operating revenues increased $252 million, or 9%, to $3.202 billion during the six months ended June 30, 2025.

Revenues contributing to earnings increased $234 million to $2.456 billion during the six months ended June 30, 2025. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $127 million to $1.491 billion during the six months ended June 30, 2025. The increase in distribution base revenues primarily reflects:

o$93 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$21 million increase due to customer growth, and

o$12 million increase due to higher customer consumption, primarily attributable to weather.

•An Increase in Transmission Base Revenues — TCOS revenues increased $16 million to $828 million during the six months ended June 30, 2025. The increase in TCOS revenues primarily reflects:

o$29 million increase due to updated interim TCOS rates implemented to reflect increases in invested capital,

partially offset by

o$13 million decrease due to lower ERCOT transmission billing units for 2025 versus 2024. Transmission billing units are updated annually to reflect certain changes in average ERCOT-wide peak electricity demand during applicable periods.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $2 million to $48 million during the six months ended June 30, 2025. The increase in other miscellaneous revenues primarily reflects $2 million increase due to higher revenues from discretionary services, including increased facilities studies related to connecting customer facilities to the electric grid.

•An Increase in Other Regulated Revenues — Other regulated revenues totaled $89 million during the six months ended June 30, 2025, which primarily reflect:

o$70 million revenues recognized related to the SRP, and

o$19 million revenues recognized pursuant to the UTM related to transmission and distribution capital investments placed into service from January 1 through June 30, 2025.

Revenues collected for pass-through expenses increased $18 million to $746 million during the six months ended June 30, 2025. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $18 million to $720 million during the six months ended June 30, 2025 due to higher third-party wholesale transmission service provider billings.

•Unchanged on EECRF and Other Revenues — EECRF and other revenues were unchanged during the six months ended June 30, 2025. The EECRF and other revenues were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $18 million to $720 million during the six months ended June 30, 2025 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $144 million to $738 million during the six months ended June 30, 2025. The increase was primarily due to $60 million in higher vegetation management expenses, $50 million in higher labor and contractor related costs, $17 million in higher insurance premium expenses, a $10 million sales tax refund recorded in the first quarter of 2024, and $5 million in higher costs related to materials and supplies.

The overall $144 million increase in operation and maintenance expense includes $70 million incremental SRP operation expenses during the six months ended June 30, 2025.

Depreciation and amortization increased $59 million to $577 million during the six months ended June 30, 2025. The increase was attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $93 million (including a $1 million benefit related to non-operating income) during the six months ended June 30, 2025 compared to $99 million (including an $1 million benefit related to non-operating income) during the six months ended June 30, 2024.

The effective income tax rate was 17.4% and 17.2% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $9 million to $289 million during the six months ended June 30, 2025. The increase was primarily due to $5 million in higher property tax, a $4 million increase in local franchise taxes payable by us to municipalities and $1 million increase in payroll taxes.

Other (income) and deductions - net was $2 million favorable for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The variance was primarily due to $12 million in higher AFUDC – equity income, partially offset by a $8 million unfavorable change in the value of certain compensation plan rabbi trust assets, which is generally offset in compensation expense and $3 million in higher professional fees.

Interest expense and related charges increased $66 million to $377 million during the six months ended June 30, 2025. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

Net income decreased $36 million to $440 million during the six months ended June 30, 2025. The decrease was driven by:

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense,

partially offset by

•overall higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

ocustomer growth,

oan increase in other regulated revenues recognized related to the SRP and the establishment of the UTM, and ohigher customer consumption, primarily attributable to weather,

partially offset by

odecreases in ERCOT transmission billing units.

OTHER COMPREHENSIVE INCOME (LOSS)

Cash Flow Hedges

In the first quarter of 2025, we entered into interest rate swap transactions hedging the variability of benchmark bond rates used to determine the interest rates on 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 5.35% Senior Secured Notes due 2035 (the 2035 Notes) and 5.80% Senior Secured Notes due 2055 (the 2055 Notes) and a $15 million ($12 million net of tax) net loss was recorded in other comprehensive (loss) income. The accumulated other comprehensive loss will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes respectively.

In the second quarter of 2025, we entered into multiple interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings. In the three months ended June 30, 2025, we recorded a $10 million ($8 million net of tax) net unrealized fair value loss of the interest rate swaps in other comprehensive income or loss.

We previously entered into multiple interest rate swap transactions in advance of certain senior secured notes issuances to hedge the variability of benchmark bond rates. All of these hedges had been terminated as of June 30, 2025, with losses reported in other comprehensive income or loss. There was approximately $6 million of the amounts reported in accumulated other comprehensive (loss) income at June 30, 2025 related to the interest rate swaps to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2024 and June 2025, we entered into multiple designated cross-currency swaps that effectively converted our euro-denominated fixed rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In the three and six months ended June 30, 2025, we recorded a $43 million fair value gain of the cross-currency swaps and a $52 million fair value gain of the cross-currency swaps, respectively. The amount attributable to excluded components in the three-month period was a $25 million ($20 million net of tax) loss and was recorded in other comprehensive (loss) income in the three months ended June 30, 2025. The amount attributable to excluded components in the six-month period was a $39 million ($32 million net of tax) loss and was recorded in other comprehensive (loss) income in the six months ended June 30, 2025.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Operating Activities — The following items contributed to changes in sources (uses) of cash related to operating activities:

Six Months Ended June 30,
2025 compared to 2024
Higher contributions to pension plans and OPEB Plans	$(127)
Change in net income, adjusted for noncash items included in earnings	(48)
Change in working capital accounts	(35)
Higher payments for third-party wholesale transmission services	(27)
Change in self-insurance reserve, primarily storm related	90
Change in regulatory under/over recoveries – net	57
Higher customer deposits	8
Other	38
$(44)

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $82 million and $84 million more than the amounts reported in the condensed statements of consolidated income for the six months ended June 30, 2025 and 2024, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to changes in sources (uses) of cash related to financing activities:

Six Months Ended June 30,
2025 compared to 2024
Higher net borrowings, excluding payment for senior secured notes extinguishment	$838
Higher capital contributions from members	730
Higher distributions to members	(103)
Payment for senior secured notes extinguishment	(441)
$1,024

Investing Activities — The following items contributed to changes in sources (uses) of cash related to investing activities:

Six Months Ended June 30,
2025 compared to 2024
Higher capital expenditures	$(625)
Sales tax audit settlement refund in 2024, classified as investing activity	(56)
Other	2
$(679)

Long-Term Debt-Related Activities 2025

At June 30, 2025, our long-term debt totaled an aggregate principal amount of $17.789 billion, an increase of $2.396 billion over the $15.393 billion aggregate principal amount of long-term debt outstanding at December 31, 2024. Long-term debt outstanding at June 30, 2025 consisted of U.S. dollar-denominated and euro-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the six months ended June 30, 2025:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
4.65% Senior Notes due November 1, 2029	January 14, 2025	$100
5.15% Senior Notes, Series H, due May 1, 2029	January 30, 2025	250
5.59% Senior Notes, Series I, due May 1, 2034	February 27, 2025	150
4.50% Senior Notes due March 20, 2027	March 20, 2025	500
5.35% Senior Notes due April 1, 2035	March 20, 2025	650
5.80% Senior Notes due April 1, 2055	March 20, 2025	650
3.625% Senior Notes due June 15, 2034 (a)	June 16, 2025	805
Total senior secured notes issued during the six months ended June 30, 2025		$3,105

___________

(a)On June 16, 2025, we issued the 2034 Euro Notes. Our euro-denominated fixed rate payment obligations under the 2034 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange risk associated with the interest and principal payments on the 2034 Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2034 Euro Notes at maturity will be $805 million and the all-in U.S. dollar fixed rate coupon on the 2034 Euro Notes is 5.4405%.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2025, the amount of available bond credits was $3.331 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $5.442 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

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

At June 30, 2025, the borrowing base for the AR Facility was $500 million, and there were no borrowings outstanding under the AR Facility.

The following table summarizes the activity under the AR Facility in the six months ended June 30, 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Borrowing on May 29, 2025	210
Repayment on June 17, 2025	(210)
Balance at June 30, 2025	$-

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

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at June 30, 2025 and December 31, 2024. The remaining borrowing capacity was $20 million at June 30, 2025.

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

At June 30, 2025, there were no borrowings under the $1B Credit Facility.

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

As of June 30, 2025, we had no CP Notes outstanding, and as of December 31, 2024, we had $594 million of CP Notes outstanding. The weighted average interest rate for CP Notes was 4.76% at December 31, 2024.

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

In addition, we anticipate that our capital plan will grow over the 2025 through 2029 period, particularly in the latter years of the plan, due to potential additions to our SRP in 2028 and 2029, extra high voltage transmission projects under consideration at ERCOT, as well as projects that were pending regulatory action or customer interconnection agreements as of the February 2025 announcement of our five-year capital plan (including projects relating to PUCT approval of 765-kV import paths in ERCOT’s Permian Basin reliability plan). We believe our incremental capital expenditure opportunities over the 2025 through 2029 period may exceed $12 billion.

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

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $42 million and $13 million, respectively, in 2025 and approximately $562 million and $144 million, respectively, in the five-year period from 2025 to 2029. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the six months ended June 30, 2025, we made cash contributions to the pension plans and OPEB Plans of $151 million and $12 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

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

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at June 30, 2025 and December 31, 2024 are summarized in the following table:

	At June 30,	At December 31,	Increase
	2025	2024	(Decrease)
Cash and cash equivalents	$340	$36	$304
Available unused borrowing capacity under the $2B Credit Facility and CP program	2,000	1,406	594
Available unused borrowing capacity under the $1B Credit Facility and CP program	1,000	-	1,000
Available unused borrowing capacity under AR Facility	500	500	-
Available unused borrowing capacity under the $500M Credit Facility	20	20	-
Total available liquidity	$3,860	$1,962	$1,898

We currently anticipate issuing $4.0 billion to $5.0 billion in new long-term senior secured notes in 2025, which would include the $3.1 billion of new senior secured notes issued in the first half of 2025, as well as an additional $4.0 billion to $5.0 billion in new long-term senior secured notes in 2026 to support our capital investment plan and repay maturing debt. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, and additional accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

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

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our authorized return on equity is 9.7%, which went into effect on May 1, 2023 in connection with the effective date of our base rates implementing the terms of the PUCT’s final order in PUCT Docket No. 53601. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at June 30, 2025 and December 31, 2024:

	At June 30,		At December 31,
	2025		2024
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	56.9%	43.1%	56.1%	43.9%
GAAP capitalization	51.1%	48.9%	49.4%	50.6%

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $647 million on July 30, 2025. In the six months ended June 30, 2025, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 14, 2025	$605
May 2, 2025	$605

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2025, we had 296 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On July 29, 2025, our board of directors declared a cash distribution of $219 million, which was paid to our members on July 29, 2025. In the six months ended June 30, 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 13, 2025	February 13, 2025	$177
April 30, 2025	May 1, 2025	$177

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

Presented below are the credit ratings and ratings outlook assigned for our debt securities at August 7, 2025.

Credit Rating Agency	Senior Secured	Commercial Paper	Rating Outlook
S&P (a)	A	A-2	Stable
Moody’s	A2	Prime-2	Negative
Fitch	A	F2	Negative

___________

(a)On July 29, 2025, S&P downgraded our senior secured debt rating from A+ to A and our commercial paper rating from A-1 to A-2, and revised our rating outlook from negative to stable.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Adverse actions with respect to our credit ratings or ratings outlook could negatively affect our cost of debt and our ability to access capital.” in our 2024 Form 10-K.

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

The Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR Facility, each of the note purchase agreements dated March 29, 2023, March 27, 2024, and January 30, 2025 is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At June 30, 2025, we were in compliance with this covenant and all other covenants under the Credit Facilities, the AR Facility, and the note purchase agreements.

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

Guarantees

At June 30, 2025, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Matters

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — On June 26, 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in our service territory that have retained original jurisdiction over rates. The base rate review test year is based on calendar year 2024 results with certain adjustments. The base rate review includes a request for an average increase over test year adjusted annualized revenue of approximately 13%, and, if approved as requested, would result in an aggregate annualized revenue increase of approximately $834 million over current adjusted rates. The base rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity, an authorized return on equity of 10.55%, and a 4.94% authorized cost of debt. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity, our current authorized return on equity is 9.7%, and our current authorized cost of debt is 4.39%. We expect a decision from the PUCT before the end of the first quarter of 2026. However, we cannot predict whether or to what extent our requests in the rate review will be approved or the proceeding’s ultimate effect on our results of operations, financial condition, or cash flows.

PUCT rules permit the filing of a request for interim rates while a rate proceeding is pending. On July 8, 2025, we filed a request for an interim revenue requirement increase of $360 million over current adjusted rates, which excludes certain of our requested adjustments in the base rate proceeding, including the requested modifications to Oncor’s regulatory capital structure, authorized return on equity, and self-insurance reserve accrual. PUCT rules provide that interim rate relief may be granted upon the agreement of all of the parties to the proceeding, and that absent such agreement the administrative law judge administering the proceeding may grant interim rate relief upon a showing of good cause. Once effective, such interim rates would be subject to refund or surcharge to the extent the rates ultimately established are different from the interim rates. We are actively working with the parties to reach a settlement on our request for interim rates. We cannot predict whether, or to what extent, our request for interim rate relief will be granted.

UTM — See Note 2 to Financial Statements and “—State Legislation” for more information on the UTM.

SRP (PUCT Docket No. 56545) — See Note 2 to Financial Statements for more information on the SRP.

Appeal of 2023 Comprehensive Base Rate Review Order (PUCT Docket No. 53601) — In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. Base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing affirmed the material provisions of the final order. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019 as well as certain of the employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas. Oral argument on the appeal was held on April 15, 2025. We cannot predict the ultimate outcome of this proceeding.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The Texas Legislature convened its 89th Legislature regular session on January 14, 2025, and concluded on June 2, 2025. At any time, the Governor of Texas may convene a special session of the Texas Legislature, and one has been called to begin on July 21, 2025. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

In 2025, the Texas Legislature passed HB 5247, which was signed by the Governor and took effect on June 20, 2025. The bill establishes the UTM, which allows qualifying electric utilities to (i) apply for interim rate adjustments once annually through 2035 for cost recovery of certain transmission and distribution capital expenditures, as an alternative to semi-annual (or less frequent) DCRF and TCOS capital tracker filings, and (ii) defer to a regulatory asset costs associated with UTM eligible capital investments as they are placed into service.

Qualifying electric utilities consist of utilities that (i) operate solely inside the ERCOT market, (ii) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of ERCOT’s Permian Basin Reliability Plan, and (iii) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation. As an entity that operates solely within the ERCOT market, has been identified as having responsibility for constructing portions of the Permian Basin Reliability Plan, and anticipates making annual transmission and distribution capital expenditures that exceed 300% of annual depreciation, we expect to utilize the UTM instead of DCRF and TCOS capital tracker filings. We currently plan to make our first UTM filing in the first half of 2026 for recovery of costs associated with eligible investments placed into service after December 31, 2024. In the meantime, we have begun, and expect to continue, recording regulatory assets for costs associated with those capital investments as they are placed into service and recognizing corresponding revenues. See Notes 2 and 3 to Financial Statements for more information on the regulatory assets and recognition of revenues.

HB 5247 provides that the PUCT must review a UTM filing within 120 days, and if a final order is not issued by the PUCT within 165 days after the UTM is filed, we can place the requested rates into effect on a temporary basis and refund or credit against future customer bills any difference between such temporary rates and the final approved rates. UTM applications will be subject to a regulatory proceeding and PUCT approval, and we can make no assurance that they will result in full cost recovery or be timely approved. Investments included in the UTM are also subject to prudence review by the PUCT, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included.

In addition, the Texas Legislature also passed legislation addressing wildfire risk mitigation, distribution pole inspection standards, and infrastructure planning related to large load interconnections to the electric grid.

Federal Legislation

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the federal income tax system, including the allowance of immediate expensing of qualifying research and development expenses. We are evaluating the future impact of the One Big Beautiful Bill Act on our financial statements.

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

Interest Rate Risk

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At June 30, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could materially impact our results of operations. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At June 30, 2025, all of our U.S. dollar-denominated and euro-denominated senior secured notes carried fixed interest rates. Borrowings under the AR Facility would bear interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus an adjustment of 0.10% (the SOFR Adjustment). Receivables LLC also pays a used and unused fee in connection with the AR Facility. At June 30, 2025, the borrowing base for the AR Facility was $500 million, and there were no borrowings outstanding under the AR Facility.

In addition, borrowings of long-term debt under the $1B Credit Facility would bear interest on a floating rate basis. At June 30, 2025, there were no borrowings outstanding under the $1B Credit Facility.

Borrowings of long-term debt under the $500M Credit Facility at June 30, 2025 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At June 30, 2025, $480 million in aggregate borrowings were outstanding under the $500M Credit Facility.

At June 30, 2025, except for the $500M Credit Facility, all of our long-term debt carried fixed interest rates. Based on the amount of floating rate debt outstanding under the $500M Credit Facility as of June 30, 2025, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

In addition, borrowings of short-term debt under the $2B Credit Facility bear interest on a floating rate basis. At June 30, 2025, we had no floating rate debt outstanding under the $2B Credit Facility.

Foreign Currency Exchange Rate Risk

In May 2024 and June 2025, we issued the 2031 Euro Notes and the 2034 Euro Notes, respectively. The interest and principal payments on the Euro Notes are due in euros and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which intends to mitigate foreign currency exchange rate exposure. A hypothetical 100 basis point change (up or down) in currency exchange rates would not have a material impact on our results of operations or financial condition. See Note 10 to Financial Statements for more information regarding foreign currency exchange rate hedging activities.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties, including any counterparties to a swap or other derivative instrument. The fair value of derivative instruments in our derivative portfolio reflects credit valuation adjustments for our perceived credit risk exposure to the counterparties to such derivative instruments.

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

Our exposure to credit risk associated with accounts receivable totaled $1,045 million at June 30, 2025. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $19 million at June 30, 2025. The exposure includes accounts receivable of $701 million in the aggregate from REPs, which are generally noninvestment grade and $159 million in the aggregate from transmission customers, which are generally considered low credit risk and primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities. At June 30, 2025, the accounts receivable balance from REP subsidiaries of NRG Energy, Inc. and Vistra, our two largest customers, collectively represented 22% and 19%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at June 30, 2025.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements,” which are subject to risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “expects,” “is expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

•adverse actions by credit rating agencies;

•health epidemics and pandemics, including their impact on our business and the economy in general;

•interrupted or degraded service on key technology platforms, facilities failures, or equipment interruptions;

•economic conditions, including the impact of a recessionary environment, inflation, foreign policy, and global trade restrictions;

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

•our adoption and deployment of artificial intelligence;

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of material regulatory matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Regulatory Matters”. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations, or cash flows. For a discussion of certain of these proceedings, see Notes 2 and 6 to Financial Statements.

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

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
	Previously Filed	As
Exhibits	With File Number*	Exhibit

4	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-100240 Form 8-K (filed June 23, 2025)	4.1	—	Officer’s Certificate, dated June 16, 2025, establishing the term of Oncor Electric Delivery Company LLC’s 3.625% Senior Secured Notes due 2034.

10	Material Contracts

Other Material Contracts
10(a)	333-100240 Form 8-K (filed May 8, 2025)	10.1	—

Amendment No. 2 to Receivables Financing Agreement, dated as of May 5, 2025, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents party thereto.

10(b)	333-100240 Form 8-K (filed May 8, 2025)	10.2	—	Amendment No. 1 to Purchase and Sale Agreement, dated as of May 5, 2025, among Oncor Electric Delivery Company LLC and Oncor Receivables LLC.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	Interactive Data File.
101.INS			—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH			—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File.

104			—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 7, 2025