Form 10-Q
period 2025-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2025-11-05
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

As of November 5, 2025, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

ASC	Accounting Standards Codification
CAD Notes	Refers to the C$500 million aggregate principal amount of Canadian dollar-denominated senior secured notes due October 1, 2035, which were issued by Oncor in September 2025
CODM	Chief operating decision maker
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program, as amended
Credit Facilities	Refers collectively to the $500M Credit Facility, the $1B Credit Facility and the $2B Credit Facility
DCRF	Distribution cost recovery factor

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(U.S. dollars in millions)
Operating revenues (Note 3)	$1,845	$1,660	$5,047	$4,610
Operating expenses:
Wholesale transmission service	374	351	1,094	1,053
Operation and maintenance	385	338	1,123	932
Depreciation and amortization	300	269	877	787
Provision in lieu of income taxes (Note 9)	80	72	174	172
Taxes other than amounts related to income taxes	154	151	443	431
Total operating expenses	1,293	1,181	3,711	3,375
Operating income	552	479	1,336	1,235
Other (income) and deductions – net (Note 12)	(29)	(15)	(61)	(45)
Non-operating benefit in lieu of income taxes	-	-	(1)	(1)
Interest expense and related charges (Note 12)	201	170	578	481
Net income	$380	$324	$820	$800

See Notes to Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30, 2025 and 2024
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(U.S. dollars in millions)
2025
Net income	$460	$(80)	$380
Other comprehensive (loss) income:
Cash flow hedges	(13)	2	(11)
Fair value hedges	(7)	2	(5)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(19)	4	(15)
Comprehensive income	$441	$(76)	$365

2024
Net income	$396	$(72)	$324
Other comprehensive (loss) income:
Cash flow hedges	1	(1)	-
Fair value hedges	(4)	1	(3)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(2)	-	(2)
Comprehensive income	$394	$(72)	$322

	Nine months ended September 30, 2025 and 2024
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(U.S. dollars in millions)
2025
Net income	$993	$(173)	$820
Other comprehensive (loss) income:
Cash flow hedges	(36)	7	(29)
Fair value hedges	(46)	9	(37)
Defined benefit pension plans	3	-	3
Total other comprehensive (loss) income	(79)	16	(63)
Comprehensive income	$914	$(157)	$757

2024
Net income	$971	$(171)	$800
Other comprehensive (loss) income:
Cash flow hedges	(14)	3	(11)
Fair value hedges	(15)	3	(12)
Defined benefit pension plans	2	-	2
Total other comprehensive (loss) income	(27)	6	(21)
Comprehensive income	$944	$(165)	$779

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$820	$800
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	1,002	914
Provision in lieu of deferred income taxes – net	166	117
Other – net	-	(1)
Changes in operating assets and liabilities:
Accounts receivable	(200)	(222)
Inventories	(143)	(53)
Accounts payable – trade	5	12
Regulatory assets – recoverable SRP (Note 2)	(111)	-
Regulatory assets – recoverable UTM (Note 2)	(55)	-
Regulatory assets – self-insurance reserve (Note 2)	(165)	(337)
Regulatory under/over recoveries – net (Note 2)	110	25
Customer deposits	53	58
Pension and OPEB plans	(144)	(45)
Interest accruals	120	72
Other – assets	(127)	(107)
Other – liabilities	80	6
Cash provided by operating activities	1,411	1,239
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	3,466	1,442
Repayments of senior secured notes (Note 5)	(350)	(500)
Borrowings under AR Facility (Note 5)	510	900
Repayments under AR Facility (Note 5)	(510)	(400)
Borrowings under $500M Credit Facility (Note 5)	-	500
Payment for senior secured notes extinguishment (Note 5)	(441)	-
Net change in short-term borrowings (Note 4)	(594)	(218)
Capital contributions from members (Note 7)	1,857	720
Distributions to members (Note 7)	(573)	(376)
Debt premium, discount, financing and reacquisition costs – net	(42)	(18)
Cash provided by financing activities	3,323	2,050
Cash flows – investing activities:
Capital expenditures	(4,547)	(3,314)
Sales tax audit settlement refund	-	56
Other – net	32	25
Cash used in investing activities	(4,515)	(3,233)
Net change in cash, cash equivalents and restricted cash	219	56
Cash, cash equivalents and restricted cash – beginning balance	262	151
Cash, cash equivalents and restricted cash – ending balance	$481	$207

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2025	2024
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$198	$36
Restricted cash, current (Note 1)	22	20
Accounts receivable – net (Note 12)	1,166	970
Amounts receivable from members related to income taxes (Note 9)	48	30
Materials and supplies inventories – at average cost	605	462
Prepayments and other current assets (Note 12)	139	124
Total current assets	2,178	1,642
Restricted cash, noncurrent (Note 1)	261	206
Investments and other property (Note 12)	196	183
Property, plant and equipment – net (Note 12)	35,701	31,769
Goodwill (Notes 1 and 12)	4,740	4,740
Regulatory assets (Note 2)	1,919	1,671
Right-of-use operating lease assets	241	209
Other noncurrent assets (Note 12)	112	31
Total assets	$45,348	$40,451
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 4)	$-	$594
Accounts payable – trade	1,022	770
Amounts payable to members related to income taxes (Note 9)	22	29
Accrued taxes other than amounts related to income	249	274
Accrued interest	269	149
Operating lease and other current liabilities (Note 6)	405	367
Total current liabilities	1,967	2,183
Long-term debt, noncurrent (Note 5)	17,958	15,234
Liability in lieu of deferred income taxes (Note 9)	2,765	2,552
Regulatory liabilities (Note 2)	3,087	2,973
Employee benefit plan obligations (Note 8)	1,244	1,384
Operating lease obligations	220	193
Other noncurrent obligations (Note 12)	436	302
Total liabilities	27,677	24,821
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at September 30, 2025 and December 31, 2024 – 635,000,000	17,918	15,814
Accumulated other comprehensive loss	(247)	(184)
Total membership interests	17,671	15,630
Total liabilities and membership interests	$45,348	$40,451

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

All dollar and foreign currency amounts in the financial statements and the notes are stated in U.S. dollars in millions and/or in millions of the applicable foreign currency unless otherwise indicated.

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

Accounting for the Effects of Certain Types of Regulation

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation (ASC 980). Regulatory assets and liabilities represent probable future amounts recoverable from or refundable to customers through the ratemaking process based on PURA, and/or the PUCT’s orders, precedents, or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 2 for more information regarding regulatory assets and liabilities.

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

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At September 30, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could materially impact our results of operations.

We use cross-currency swaps, designated as fair value hedges, to help mitigate the foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, such as the Euro Notes and CAD Notes. Our existing cross-currency swaps exchange our foreign currency denominated principal payments due at maturity under the Euro Notes and CAD Notes into U.S. dollar-denominated notional amounts and swap the foreign currency denominated fixed interest rates for U.S. dollar-denominated fixed interest rates.

See Note 10 for more information regarding our derivative instruments.

Impairment of Long-Lived Assets and Goodwill

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We also evaluate goodwill for impairment annually, as of October 1, and whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At September 30,	At December 31,
	2025	2024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$198	$36
Restricted cash, current (a)	22	20
Restricted cash, noncurrent (a)	261	206
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$481	$262

____________

(a)Restricted cash represents amounts held by Oncor for cash deposits from customers related to joint use pole license agreements and cash deposits from customers that are subject to probable return in accordance with PUCT rules, ERCOT requirements or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these amounts in separate escrow accounts.

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

ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software (ASC 350)

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. This ASU makes targeted improvements to ASC 350-40 for accounting for internally developed software costs. The amendments supersede the guidance on website development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to websites, to ASC 350-40. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance, and entities may adopt the standard prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the effect of the guidance on our financial reporting and have not yet selected the period in which we will adopt the standard.

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

PUCT rules permit the filing of a request for interim rates while a rate proceeding is pending. On September 9, 2025, the administrative law judge assigned to the proceeding approved a settlement agreement among the parties relating to interim rates. That order provides that if the proceeding is still pending as of January 1, 2026, and not otherwise subject to a PUCT-approved settlement of the proceeding, our existing rates will become interim rates, subject to refund or surcharge back to January 1, 2026 based upon the final rates approved by the PUCT in the proceeding.

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

Appeal of 2023 Comprehensive Base Rate Review Order (PUCT Docket No. 53601)

In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. Base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing affirmed the material provisions of the final order. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (an acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019, as well as certain of the employee benefit and compensation-related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal to the Fifteenth Court of Appeals in Texas. On August 14, 2025, the Court issued its opinion in favor of the PUCT, denying our argument on appeal. We have elected not to pursue a further appeal.

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

Utilities electing to use the UTM are allowed to defer to a regulatory asset, costs associated with certain transmission and distribution capital investments as they are placed into service. In anticipation of filing a UTM application for eligible transmission and distribution investments placed into service after December 31, 2024, we have, in the nine months ended September 30, 2025, recorded $55 million in regulatory assets for recoverable costs associated with UTM eligible transmission and distribution capital investments placed into service and recognized a corresponding $55 million in other regulated revenues. In the three months ended September 30, 2025, we recorded $36 million in regulatory assets for recoverable costs associated with UTM eligible transmission and distribution capital investments placed into service and recognized a corresponding $36 million in other regulated revenues. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the UTM.

SRP (PUCT Docket No. 56545)

In November 2024, the PUCT approved our SRP (PUCT Docket No. 56545), which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The SRP provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated SRP for a future period beginning with 2028 or (ii) included in any subsequent update to the SRP as part of that updated SRP’s first year of spend. We began implementing the approved plan in the fourth quarter of 2024, and are recognizing the recoverable distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim rate adjustments or base rate proceedings. In the three months ended September 30, 2025, we recorded $41 million in regulatory assets for SRP costs and recognized a corresponding $41 million in other regulated revenues related to the SRP. In the nine months ended September 30, 2025, we recorded $111 million in regulatory assets for SRP costs and recognized a corresponding $111 million in other regulated revenues related to the SRP. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the SRP.

Regulatory Assets and Liabilities

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation. Regulatory assets and liabilities represent probable future amounts recoverable from or refundable to customers through the ratemaking process based on PURA, and/or the PUCT’s orders, precedents, or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. The rate of return is generally based on our authorized weighted-average cost of capital. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at September 30, 2025.

	Remaining Rate Recovery/Amortization Period in Effect
	At September 30, 2025	At September 30, 2025	At December 31, 2024
Regulatory assets:
Employee retirement liability (a)(b)(d)	To be determined	$170	$166
Employee retirement costs being amortized	3 years	39	63
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	127	72
Self-insurance reserve (primarily storm recovery costs) being amortized	3 years	248	336
Self-insurance reserve incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	930	765
Debt reacquisition costs	Lives of related debt	3	6
Under-recovered advanced metering system costs being amortized	3 years	39	58
Recoverable UTM (c)	To be determined	55	-
Recoverable SRP	To be determined	112	1
Energy efficiency program performance bonus (a)	Approximately 1 year	4	17
Wholesale distribution substation service costs being amortized	3 years	39	50
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	To be determined	28	28
Expenses related to Coronavirus Disease 2019 (b)	Various	20	25
Recoverable deferred income taxes	Various	68	52
Uncollectible payments from REPs	Various	7	8
Other regulatory assets	Various	30	24
Total regulatory assets		1,919	1,671

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,635	1,588
Excess deferred taxes	Primarily over lives of related assets	1,198	1,246
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	108	44
Unamortized gain on reacquisition of debt and senior secured notes extinguishment	Lives of related debt	23	24
Employee retirement costs over-recovered being refunded	3 years	16	19
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	90	40
Other regulatory liabilities	Various	17	12
Total regulatory liabilities		3,087	2,973
Net regulatory liabilities		$(1,168)	$(1,302)

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

3. REVENUES

General

Our revenues are generally recognized pursuant to tariffs approved by the PUCT or authorized by statute. The majority of revenues are related to providing electric delivery service to consumers. Tariff rates are designed to recover the cost of providing electric delivery service to customers including a reasonable rate of return on invested capital. As the volumes delivered can be directly measured, our billed revenues are recognized when the underlying service has been provided. We recognize revenue for the amounts that have been invoiced or that we have the right to invoice. The majority of our revenues are derived from contracts with customers and recognized in accordance with ASC 606. Other regulated revenues resulting from certain regulatory arrangements based on statutory recovery mechanisms between the utility and the applicable regulators are recognized in accordance with ASC 980, including SRP revenues, UTM revenues and alternative revenue program revenues discussed below.

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

Other Regulated Revenues

SRP Revenues

SRP revenues are recognized for the recoverable SRP distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances and related taxes that are eligible for future rate recovery. See Note 2 for additional information regarding the SRP.

UTM Revenues

UTM revenues are recognized for the recoverable costs related to transmission and distribution capital investments placed into service after December 31, 2024, including depreciation expenses, carrying costs on unrecovered balances and related taxes that are eligible for future rate recovery. See Note 2 for additional information regarding the UTM.

Alternative Revenue Program Revenues

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered an alternative revenue program revenue under ASC 980. Annual performance bonuses are generally recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. No revenue related to an alternative revenue program was recorded during the nine months ended September 30, 2025 and 2024.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)	$508	$479	$1,270	$1,166
Large commercial & industrial (b)	375	343	1,042	960
Other (c)	34	34	96	93
Total distribution base revenues	917	856	2,408	2,219
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	279	262	812	787
Billed to REPs serving Oncor distribution customers, through TCRF	155	143	450	431
Total TCOS revenues	434	405	1,262	1,218
Other miscellaneous revenues	24	27	72	73
Total revenues from contracts with customers	1,375	1,288	3,742	3,510
Other regulated revenues
SRP revenues	41	-	111	-
UTM revenues (d)	36	-	55	-
Total other regulated revenues	77	-	166	-
Total revenues contributing to earnings	1,452	1,288	3,908	3,510

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	374	351	1,094	1,053
EECRF and other revenues	19	21	45	47
Total revenues collected for pass-through expenses	393	372	1,139	1,100
Total operating revenues	$1,845	$1,660	$5,047	$4,610

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

(d)Includes revenues recognized for recoverable costs, associated with UTM eligible transmission and distribution capital investments put into service after December 31, 2024, including depreciation expenses, carrying costs on unrecovered balances and related taxes.

Customers

At September 30, 2025, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our wholesale transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 27% and 23%, respectively, of our total operating revenues for the three months ended September 30, 2025, and 25% and 22%, respectively, of our total operating revenues for the nine months ended September 30, 2025. No other customer represented more than 10% of our total operating revenues during such periods.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused credit under the $2B Credit Facility and CP Program at September 30, 2025 and December 31, 2024:

	At September 30,	At December 31,
	2025	2024
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
Commercial paper outstanding (a)	-	(594)
Total available unused short-term borrowing capacity	$2,000	$1,406

____________

(a)The weighted average interest rate for CP Notes was 4.76% at December 31, 2024. All outstanding CP Notes at December 31, 2024 had maturity dates of less than one year.

$2B Credit Facility

In February 2025, we entered into an amended and restated unsecured revolving $2B Credit Facility. As amended and restated, the $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2030. The $2B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. Borrowings under the $2B Credit Facility, if any, are classified as short-term on the balance sheet.

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

5. LONG-TERM DEBT

At September 30, 2025, our outstanding long-term debt consisted of U.S. dollar-denominated, euro-denominated and Canadian dollar-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility. The following table is a summary of our outstanding long-term debt at September 30, 2025 and December 31, 2024:

	At September 30,	At December 31,
	2025	2024
Fixed Rate Senior Secured Notes (a):
Total U.S. dollar-denominated fixed rate senior secured notes (b)	$15,895	$14,395
Euro-denominated fixed rate senior secured notes:
3.50% Senior Notes due May 15, 2031 measured at issuance (c)	542	542
3.625% Senior Notes due June 15, 2034 measured at issuance (d)	805	-
Euro Notes remeasurement adjustments (e)	61	(24)
Total euro-denominated fixed rate senior secured notes	1,408	518
Canadian dollar-denominated fixed rate senior secured notes:
4.20% Senior Notes due October 1, 2035 measured at issuance (f)	361	-
CAD Notes remeasurement adjustments (g)	(2)	-
Total Canadian dollar-denominated fixed rate senior secured notes	359	-
Total fixed rate senior secured notes	17,662	14,913
Variable Rate Unsecured Debt:
$500M Credit Facility due February 21, 2027	480	480
Total long-term debt	18,142	15,393
Unamortized discount, premium and debt issuance costs	(184)	(159)
Total carrying amount of long-term debt	$17,958	$15,234

___________

(a)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

(b)See the following table for details of our outstanding U.S. dollar-denominated fixed rate senior secured notes.

(c)In May 2024, we issued the 2031 Euro Notes. Our euro-denominated fixed rate payment obligations under the 2031 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2031 Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2031 Euro Notes at maturity will be $542 million, and the all-in U.S. dollar fixed rate coupon on the 2031 Euro Notes is 5.371%.

(d)In June 2025, we issued the 2034 Euro Notes. Our euro-denominated fixed rate payment obligations under the 2034 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2034 Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2034 Euro Notes at maturity will be $805 million, and the all-in U.S. dollar fixed rate coupon on the 2034 Euro Notes is 5.4405%.

(e)The remeasurement of the Euro Notes at September 30, 2025, was calculated based on the exchange rate of €1.00 to $1.1736. The remeasurement at December 31, 2024, which applied solely to the 2031 Euro Notes, was calculated based on the exchange rate of €1.00 to $1.0357.

(f)On September 26, 2025, we issued the CAD Notes. Our Canadian dollar-denominated fixed rate payment obligations under the CAD Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the CAD Notes that are due in Canadian dollars. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the CAD Notes at maturity will be $361 million, and the all-in U.S. dollar fixed rate coupon on the CAD Notes is 5.022%.

(g)The remeasurement of the CAD Notes at September 30, 2025, was calculated based on the exchange rate of C$1.00 to $0.7182.

At September 30, 2025 and December 31, 2024, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

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

___________

(a)In March 2025, we repaid the entire $350 million aggregate principal amount of our 2.95% Senior Secured Notes due 2025 (the 2.95% 2025 Notes) that were redeemed in full.

(b)In March 2025, we extinguished all of our 0.55% Senior Secured Notes due 2025 (the 0.55% 2025 Notes), of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes matured on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged.

(c)At September 30, 2025, the $174 million aggregate principal amount of our 3.86% Senior Secured Notes, Series A, due December 3, 2025, $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026 and $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026 are due within the next 12 months. At September 30, 2025, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the AR Facility, the $500M Credit Facility and the $1B Credit Facility resulted in these senior notes due within the next 12 months being classified as long-term debt, noncurrent.

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

Long-Term Revolving Borrowing Capacity

Our long-term revolving borrowing capacity includes the borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility. The following table reflects available long-term borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility at September 30, 2025 and December 31, 2024:

	At September 30,	At December 31,
	2025	2024
Available unused borrowing capacity under AR Facility	$500	$500
Available unused borrowing capacity under the $500M Credit Facility	20	20
Available unused borrowing capacity under the $1B Credit Facility	1,000	-
Total available unused long-term borrowing capacity	$1,520	$520

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

In May 2025, the scheduled termination date of the AR Facility was extended by one year from April 28, 2027 to April 28, 2028. The AR Facility will terminate at the earlier of (i) the scheduled termination date of April 28, 2028, (ii) the date on which the termination date is declared or deemed to have occurred upon the exercise of remedies by the administrative agent, or (iii) the date that is 30 days after notice of termination is provided by Receivables LLC. Subject to the consent of the administrative agent and the lenders, Receivables LLC may, 30 days prior to each anniversary date of the receivables financing agreement, extend the AR Facility in one-year increments subject to lender approvals.

At September 30, 2025, there were no borrowings under the AR Facility.

$500M Credit Facility

In February 2024, we entered into an unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

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

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at September 30, 2025. The remaining borrowing capacity was $20 million at September 30, 2025.

$1B Credit Facility

In February 2025, we entered into an unsecured revolving $1B Credit Facility. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2028. The $1B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $1B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

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

At September 30, 2025, there were no borrowings under the $1B Credit Facility.

Long-Term Debt-Related Activities in the Nine Months ended September 30, 2025

Senior Secured Notes Issuances

Issuance of Senior Secured Notes Under Indenture (2029 Notes)

In January 2025, we issued $100 million aggregate principal amount of our 4.65% Senior Secured Notes due 2029 (the 2029 Notes). The 2029 Notes constitute an additional issuance of our 4.65% Senior Secured Notes due 2029, $550 million of which we previously issued on November 13, 2024 and are currently outstanding. The 2029 Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. We used the net proceeds from the sale of the 2029 Notes for general corporate purposes, including to repay a portion of the CP Notes then outstanding.

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

Issuance of CAD Notes Under Indenture

On September 26, 2025, we issued C$500 million aggregate principal amount of CAD Notes. The CAD Notes were issued under one of our existing indentures and are secured pursuant to the Deed of Trust. Our Canadian dollar-denominated fixed rate payment obligations under the CAD Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange risk associated with the interest and principal payments on the CAD Notes that are due in Canadian dollars. As a result of the cross-currency swaps, the U.S. dollar principal amount due on the CAD Notes at maturity will be $361 million, and the all-in U.S. dollar fixed rate coupon on the CAD Notes is 5.022%. See Note 10 for more information on our cross-currency swaps activities.

We used the net proceeds from the sale of the CAD Notes for general corporate purposes, including to repay then-outstanding CP Notes.

The CAD Notes bear interest at a rate of 4.20% per annum and mature on October 1, 2035. Interest on the CAD Notes accrued from September 26, 2025 and will be payable semi-annually on April 1 and October 1 of each year, and at maturity, beginning on April 1, 2026. At any time prior to July 1, 2035, we may redeem the CAD Notes in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. At any time on or after July 1, 2035, we may redeem the CAD Notes in whole or in part, at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to but excluding the date fixed for redemption. We may also redeem the CAD Notes for cash in whole, but not in part, at the redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if certain tax events occur that would obligate us to pay certain additional amounts.

Senior Secured Notes Repayment

On March 14, 2025, we repaid the entire $350 million aggregate principal amount of the 2.95% 2025 Notes that were redeemed in full. The 2.95% 2025 Notes had a maturity date of April 1, 2025. With the redemption of the 2.95% 2025 Notes, none of the 2.95% 2025 Notes remain outstanding.

Senior Secured Notes Extinguishment

On March 19, 2025, we extinguished all of the 0.55% 2025 Notes, of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes matured on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged. We recognized a $9 million unamortized gain on extinguishment as a regulatory liability due to the pricing of the U.S. Treasury Notes deposited with the trustee. See Note 2 for more details.

AR Facility

The following table summarizes the activity under the AR Facility in the nine months ended September 30, 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Borrowing on May 29, 2025	210
Repayment on June 17, 2025	(210)
Balance at September 30, 2025	$-

At September 30, 2025, the borrowing base for the AR Facility was $500 million and there were no borrowings outstanding under the AR Facility.

Fair Value of Long-Term Debt

At September 30, 2025 and December 31, 2024, the estimated fair value of our long-term debt (net of unamortized premium, discount and debt issuance costs) totaled $17.200 billion and $13.287 billion, respectively, and the carrying amount totaled $17.958 billion and $15.234 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At September 30, 2025, we also had $3 million in GAAP operating leases for temporary emergency electric energy facilities that are treated as capital leases (referred to as finance leases under current accounting literature) solely for rate-making purposes as required by PURA. Operating lease costs that are not capitalized are generally recognized as operating expenses on a straight-line basis over the lease term. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2024 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of September 30, 2025, the Texas State Comptroller’s office was conducting two sales and use tax audits for audit periods covering July 2013 through December 2017 and January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolutions of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

7. MEMBERSHIP INTERESTS

Capital Contributions

We received cash capital contributions from our members of $647 million on October 29, 2025. In the nine months ended September 30, 2025, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 14, 2025	$605
May 2, 2025	$605
July 30, 2025	$647

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, discounts, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At September 30, 2025, our regulatory capitalization was 56.0% debt to 44.0% equity and as a result we had $837 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On October 28, 2025, our board of directors declared a cash distribution of $219 million, which was paid to our members on October 28, 2025. In the nine months ended September 30, 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 13, 2025	February 13, 2025	$177
April 30, 2025	May 1, 2025	$177
July 29, 2025	July 29, 2025	$219

Membership Interests

The following tables present the changes to membership interests during the three and nine months ended September 30, 2025 and 2024, net of tax:

	Three Months Ended September 30, 2025 and 2024
	Capital Account	AOCI	Total Membership Interests
Balance at June 30, 2025	$17,110	$(232)	$16,878
Net income	380	-	380
Capital contributions	647	-	647
Distributions	(219)	-	(219)
Other comprehensive (loss) income	-	(15)	(15)
Balance at September 30, 2025	$17,918	$(247)	$17,671

	Capital Account	AOCI	Total Membership Interests
Balance at June 30, 2024	$15,093	$(199)	$14,894
Net income	324	-	324
Capital contributions	240	-	240
Distributions	(125)	-	(125)
Other comprehensive (loss) income	-	(2)	(2)
Balance at September 30, 2024	$15,532	$(201)	$15,331

	Nine Months Ended September 30, 2025 and 2024
	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2024	$15,814	$(184)	$15,630
Net income	820	-	820
Contributions from members	1,857	-	1,857
Distributions to members	(573)	-	(573)
Other comprehensive (loss) income	-	(63)	(63)
Balance at September 30, 2025	$17,918	$(247)	$17,671

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2023	$14,388	$(180)	$14,208
Net income	800	-	800
Contributions from members	720	-	720
Distributions to members	(376)	-	(376)
Other comprehensive (loss) income	-	(21)	(21)
Balance at September 30, 2024	$15,532	$(201)	$15,331

AOCI

The following table presents the changes to AOCI, net of tax, during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025 and 2024
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at June 30, 2025	$(91)	$(141)	$(232)
OCI before reclassifications	(18)	-	(18)
Amounts reclassified from AOCI (a)	2	1	3
Net OCI	(16)	1	(15)
Balance at September 30, 2025	$(107)	$(140)	$(247)

Balance at June 30, 2024	$(54)	$(145)	$(199)
OCI before reclassifications	(3)	-	(3)
Amounts reclassified from AOCI (a)	-	1	1
Net OCI	(3)	1	(2)
Balance at September 30, 2024	$(57)	$(144)	$(201)

	Nine Months Ended September 30, 2025 and 2024
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at December 31, 2024	$(41)	$(143)	$(184)
OCI before reclassifications	(70)	-	(70)
Amounts reclassified from AOCI (a)	4	3	7
Net OCI	(66)	3	(63)
Balance at September 30, 2025	$(107)	$(140)	$(247)

Balance at December 31, 2023	$(34)	$(146)	$(180)
OCI before reclassifications	(25)	-	(25)
Amounts reclassified from AOCI (a)	2	2	4
Net OCI	(23)	2	(21)
Balance at September 30, 2024	$(57)	$(144)	$(201)

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and nine months ended September 30, 2025 and 2024, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net pension costs:
Service cost	$6	$6	$18	$19
Interest cost (a)	32	30	96	90
Expected return on assets (a)	(30)	(29)	(90)	(87)
Amortization of net loss (a)	2	1	6	3
Net pension costs	10	8	30	25
Net adjustments (b)	(4)	(2)	(11)	(7)
Net pension costs recognized as operation and maintenance expense or other deductions	$6	$6	$19	$18

Components of net OPEB costs:
Service cost	$1	$1	$2	$3
Interest cost (a)	9	8	26	24
Expected return on assets (a)	(1)	(2)	(5)	(6)
Amortization of net loss (a)	(2)	(2)	(6)	(6)
Net OPEB costs	7	5	17	15
Net adjustments (b)	(4)	(2)	(10)	(8)
Net OPEB costs recognized as operation and maintenance expense or other deductions	$3	$3	$7	$7

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $172 million and $18 million, respectively, during the nine months ended September 30, 2025. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $22 million and $6 million, respectively, during the remainder of 2025 and approximately $591 million and $140 million, respectively, in the five-year period from 2025 to 2029. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2025			At December 31, 2024
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(38)	$(10)	$(48)	$(24)	$(6)	$(30)
Texas margin tax payable	22	-	22	29	-	29
Net payable (receivable)	$(16)	$(10)	$(26)	$5	$(6)	$(1)

Cash payments made to members related to income taxes in the nine months ended September 30, 2025 and 2024 consisted of the following:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$-	$-	$-	$36	$9	$45
Texas margin tax	31	-	31	29	-	29
Total payments	$31	$-	$31	$65	$9	$74

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended September 30, 2025 and 2024, and $12 million during each of the nine months ended September 30, 2025 and 2024, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the nine months ended September 30, 2025 and 2024.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected future debt financings. We use derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks.

Interest Rate Derivatives

We use interest rate swaps, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At September 30, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could materially impact our results of operations.

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

Interest Rate Hedge Transactions

In the first quarter of 2025, we entered into interest rate swap transactions hedging the variability of benchmark bond rates used to determine the interest rates on 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 2035 Notes and 2055 Notes and a $15 million ($12 million net of tax) net fair value loss was realized and recorded in other comprehensive (loss) income. The AOCI will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes, respectively.

Beginning in April 2025, we entered into multiple interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings. All of those interest rate swaps were outstanding at September 30, 2025. In the three months ended September 30, 2025, we recorded a $15 million ($13 million net of tax) net unrealized fair value loss on the interest rate swaps in other comprehensive (loss) income. In the nine months ended September 30, 2025, we recorded a $25 million ($21 million net of tax) net unrealized fair value loss on the interest rate swaps in other comprehensive (loss) income. The following table summarizes information of such hedges outstanding at September 30, 2025.

	Aggregate Notional Amounts	Range of Locked Fixed Rates	Range of Estimated Settlement Years
Interest rate swaps	$2,200	3.60% ~ 4.43%	2025 ~ 2028

There was approximately $6 million of the amounts expected to be recorded in AOCI at September 30, 2025 related to the interest rate swaps to be reclassified into net income as an increase to interest expense within the next 12 months.

Foreign Currency Derivatives

We are exposed to foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, such as the Euro Notes and CAD Notes. We have and may continue to utilize cross-currency swaps to help mitigate the exposure related to foreign currency denominated debt that we have issued or may issue in the future. Our existing cross-currency swaps exchange our euro-denominated and Canadian dollar-denominated principal payments due at maturity under the Euro Notes and CAD Notes, into U.S. dollar-denominated notional amounts and swap euro-denominated and Canadian dollar-denominated fixed interest rates for U.S. dollar-denominated fixed interest rates, respectively. We currently designate our cross-currency swaps as fair value hedges. In accounting for fair value hedges, the derivative contract is recorded on the balance sheet at fair value. We have elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of our foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of other comprehensive income or loss. The fair value (loss) gain on cross-currency swaps attributable to foreign currency exchange rates are recognized in the income statement to offset the remeasurement gain (loss) on the foreign currency denominated debt attributable to foreign currency exchange rates, resulting in no impact on earnings attributable to changes in the foreign currency exchange rate.

Foreign Currency Exchange Rate Hedge Transactions

In May 2024 and June 2025, we entered into multiple designated cross-currency swaps that effectively converted our euro-denominated fixed rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In September 2025, we entered into multiple designated cross-currency swaps that effectively converted our Canadian dollar-denominated fixed rate payment obligations under our CAD Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In the three and nine months ended September 30, 2025, we recorded a $15 million net fair value loss of the cross-currency swaps and a $37 million net fair value gain of the cross-currency swaps, respectively. The amount attributable to excluded components in the three-month period was a $7 million ($5 million net of tax) loss and was recorded in other comprehensive (loss) income in the three months ended September 30, 2025. The amount attributable to excluded components in the nine-month period was a $46 million ($37 million net of tax) loss and was recorded in other comprehensive (loss) income in the nine months ended September 30, 2025.

At September 30, 2025, the following foreign currency derivative contracts designated as fair value hedges of the Euro Notes and CAD Notes were outstanding:

							Fair Value Gain (Loss)
							Three Months Ended September 30,		Nine Months Ended September 30,
	Notional Amounts (a)	Pay Rates (b)	Receive Amounts		Receive Rates	Maturities	2025	2024	2025	2024
Cross-currency swaps executed in May 2024	$542	5.3710%		€500	3.500%	2031	$(2)	$16	$56	$(1)
Cross-currency swaps executed in June 2025	$805	5.4405%		€700	3.625%	2034	$(9)	$-	$(15)	$-
Cross-currency swaps executed in September 2025	$361	5.0220%	C$	500	4.200%	2035	$(4)	$-	$(4)	$-

___________

(a)Notional amounts reflect the aggregate amounts we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amounts to the counterparties of the cross-currency swaps.

(b)Pay rates reflect the all-in U.S. dollar fixed rate coupons on the U.S. dollar notional amounts, as a result of the cross-currency swaps relating to the Euro Notes and CAD Notes.

Financial Statement Presentation

Derivative Contract Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of September 30, 2025 and December 31, 2024:

		Fair Value of Derivative Assets (Liabilities)
		At September 30,	At December 31,
	Balance Sheet Location	2025	2024
Interest rate swaps	Operating lease and other current liabilities	$(12)	$-
	Other noncurrent obligations	$(7)	$-

Cross-currency swaps	Other noncurrent assets	$69	$-
	Other noncurrent obligations	$(68)	$(21)

The table below provides the related income statement impacts of derivative contracts for the three and nine months ended September 30, 2025 and 2024, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2025	2024	2025	2024
Cross-currency swaps	Other (income) and deductions – net (a)	$8	$20	$(83)	$14

____________

(a)The fair value gains (losses) on cross-currency swaps attributable to changes in the foreign currency exchange rate were recorded in the same income statement location and offset the losses (gains) due to remeasurement of the Euro Notes and CAD Notes, resulting in no impact on earnings attributable to changes in the foreign currency exchange rates. The fair value gains/losses on cross-currency swaps attributable to excluded components were recognized as a component of other comprehensive income or loss.

Fair Value Measurements

The fair value of our interest rate swap and cross-currency swap derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. Additionally, the fair values of derivatives designated in hedging relationships include debit valuation adjustments and/or credit valuation adjustments to appropriately incorporate nonperformance risk for us and/or the respective counterparties. At September 30, 2025, the fair values of derivatives designated in hedging relationships include net $5 million credit valuation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment operating revenues (a)	$1,845	$1,660	$5,047	$4,610
Less:
Wholesale transmission service	374	351	1,094	1,053
Base operation and maintenance, and administrative expenses (b)	282	272	818	728
SRP operation and maintenance, and administrative expenses	38	-	108	-
Regulatory asset/liability amortization and cost of service accruals (c)	74	77	223	229
Depreciation and amortization	300	269	877	787
Property taxes	68	63	207	196
Gross receipts and franchise taxes	79	79	217	214
Other (income) and deductions (d)	(20)	(12)	(49)	(28)
Provision in lieu of income taxes	80	72	173	171
Interest expense and related charges - net (e)	190	165	559	460
Segment expenses	1,465	1,336	4,227	3,810
Segment net income	$380	$324	$820	$800

_________

(a)Revenues from REP subsidiaries of our two largest customers collectively represented 27% and 23%, respectively, of our total operating revenues for the three months ended September 30, 2025, and 25% and 22%, respectively, of our total operating revenues for the nine months ended September 30, 2025. No other customer represented more than 10% of our total operating revenues during such periods.

(b)Includes operation and maintenance expenses (excluding SRP operating and maintenance, and administrative expenses, regulatory asset/liability amortization and cost of service accruals), payroll taxes and other miscellaneous expenses.

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

(e)Includes interest expenses and related charges, and net interest and investment income.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Professional fees	$2	$2	$7	$4
Recoverable Pension and OPEB – non-service costs	5	4	14	13
Gain on disposal of assets	-	(1)	-	(1)
AFUDC – equity income	(26)	(14)	(65)	(41)
Interest and investment income – net	(11)	(5)	(19)	(21)
Other	1	(1)	2	1
Total other (income) and deductions – net	$(29)	$(15)	$(61)	$(45)

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest	$217	$177	$618	$501
Amortization of discount, premium and debt issuance costs	2	3	5	10
Less AFUDC – capitalized interest portion	(18)	(10)	(45)	(30)
Total interest expense and related charges	$201	$170	$578	$481

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2025	2024
Accounts receivable	$1,186	$987
Allowance for uncollectible accounts	(20)	(17)
Accounts receivable – net	$1,166	$970

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 28% and 23%, respectively, of our accounts receivable balance at September 30, 2025 and 22% and 19%, respectively, of our accounts receivable balance at December 31, 2024. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2025	2024
Insurance prepayments	$40	$27
Local franchise tax prepayments	81	79
Other	18	18
Prepayments and other current assets	$139	$124

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2025	2024
Assets related to employee benefit plans	$185	$172
Non-utility property – land	10	10
Other	1	1
Total investments and other property	$196	$183

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

	At September 30,	At December 31,
	2025	2024
Assets
Cash and cash equivalents	$8	$5
Advances to affiliate	4	4
REP Accounts receivable – net	826	622
Income tax receivable	7	5
Unamortized AR Facility costs	-	1
Total assets	$845	$637

Property, Plant and Equipment

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At September 30, 2025	At September 30, 2025	At December 31, 2024
Assets in service:
Distribution	2.7% / 36.5 years	$22,402	$20,880
Transmission	2.4% / 41.9 years	17,491	16,599
Other assets (a)	8.3% / 12.1 years	2,285	2,238
Total		42,178	39,717
Less accumulated depreciation		10,081	9,723
Net of accumulated depreciation		32,097	29,994
Construction work in progress		3,534	1,704
Held for future use		70	71
Property, plant and equipment – net		$35,701	$31,769

_________

(a)Includes intangible capitalized software and general property, plant and equipment.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At September 30, 2025			At December 31, 2024
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$719	$139	$580	$705	$134	$571
Capitalized software and other	1,322	441	881	1,311	450	861
Total	$2,041	$580	$1,461	$2,016	$584	$1,432

Aggregate amortization expense for intangible assets totaled $35 million and $28 million for the three months ended September 30, 2025 and 2024, respectively, and $100 million and $85 million for the nine months ended September 30, 2025 and 2024, respectively. The estimated annual amortization expense for the five-year period from 2025 to 2029, based on rates in effect at September 30, 2025, is as follows:

Year	Amortization Expense
2025	$134
2026	$139
2027	$139
2028	$139
2029	$139

Other Noncurrent Assets

Other noncurrent assets reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2025	2024
Fair value of derivative noncurrent assets	$69	$-
Prepayments – noncurrent	10	8
Other	33	23
Total other noncurrent assets	$112	$31

Other Noncurrent Obligations

Other noncurrent obligations reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2025	2024
Investment tax credits	$2	$2
Customer advances for construction – noncurrent	250	199
Litigation claim obligations	5	3
Fair value of derivative liabilities	74	21
Other	105	77
Total other noncurrent obligations	$436	$302

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
Cash payments related to:
Interest	$492	$416
Less capitalized interest	(45)	(30)
Total interest payments (net of amounts capitalized)	$447	$386

Amount in lieu of income taxes (Note 9):
Federal	$-	$45
State	31	29
Total payments in lieu of income taxes	$31	$74

ROU assets obtained in exchange for operating lease obligations (noncash)	$135	$37

Noncash financing activities:
Debt extinguished through legal defeasance (Note 5)	$9	$-

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$666	$473

______________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 compared to the same periods in 2024 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2024 Form 10-K.

All dollar and foreign currency amounts in the following discussion are stated in U.S. dollars in millions and/or in millions of the applicable foreign currency unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company. We operate the largest transmission and distribution system in Texas, delivering electricity to more than 4.1 million homes and businesses, with a focus on safety, reliability, and affordability. Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain limited instances, by the FERC. We are not a seller of electricity, nor do we purchase electricity for resale.

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

Significant Activities and Events

2025 Comprehensive Base Rate Review — On June 26, 2025, we filed a request for a comprehensive base rate review. On September 9, 2025, the administrative law judge assigned to the proceeding approved a settlement agreement among the parties with respect to interim rates if the case is still pending on January 1, 2026. See Note 2 to Financial Statements and “—Regulation and Rates” below for a discussion of the comprehensive base rate review.

UTM — On June 20, 2025, Texas House Bill 5247 (HB 5247) was signed into law and became effective. The bill establishes the UTM, which allows qualifying electric utilities to apply for interim rate adjustments once annually through 2035 for cost recovery of certain transmission and distribution capital expenditures, as an alternative to semi-annual (or less frequent) DCRF and TCOS capital tracker filings. As a result of HB 5247 taking effect, we have begun, and expect to continue, deferring to a regulatory asset, certain costs associated with UTM eligible capital investments placed into service since December 31, 2024, and recognizing corresponding amounts in revenues. See Notes 2 and 3 to Financial Statements and “—Regulation and Rates—State Legislation” below for more information on the UTM and our recognition of revenues and recording of regulatory assets following the enactment of HB 5247.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended September 30,		%
	2025	2024	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	82.2	71.1	15.6
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.2	1.0	20.0
Customer Average Interruption Duration Index (CAIDI) (non-storm)	70.8	70.4	0.6

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,100	4,027	1.8

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	1,112	1,207	(95)	1,710	1,884	(174)
Heating degree days	-	-	-	589	459	130

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	15,034	15,217	(1.2)	37,567	37,113	1.2
Commercial, industrial, small business and other	35,727	30,991	15.3	94,426	86,751	8.8
Total electric energy volumes	50,761	46,208	9.9	131,993	123,864	6.6

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
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)	$508	$479	$29	$1,270	$1,166	$104
Large commercial & industrial (b)	375	343	32	1,042	960	82
Other (c)	34	34	-	96	93	3
Total distribution base revenues	917	856	61	2,408	2,219	189
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	279	262	17	812	787	25
Billed to REPs serving Oncor distribution customers, through TCRF	155	143	12	450	431	19
Total TCOS revenues	434	405	29	1,262	1,218	44
Other miscellaneous revenues	24	27	(3)	72	73	(1)
Total revenues from contracts with customers	1,375	1,288	87	3,742	3,510	232
Other regulated revenues
SRP revenues	41	-	41	111	-	111
UTM revenues (d)	36	-	36	55	-	55
Total other regulated revenues	77	-	77	166	-	166
Total revenues contributing to earnings	1,452	1,288	164	3,908	3,510	398

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	374	351	23	1,094	1,053	41
EECRF and other revenues	19	21	(2)	45	47	(2)
Total revenues collected for pass-through expenses	393	372	21	1,139	1,100	39
Total operating revenues	$1,845	$1,660	$185	$5,047	$4,610	$437

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

(d)Includes revenues recognized for recoverable costs, associated with UTM eligible transmission and distribution capital investments put into service after December 31, 2024, including depreciation expenses, carrying costs on unrecovered balances and related taxes.

Financial Results — Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Total operating revenues increased $185 million, or 11%, to $1.845 billion during the three months ended September 30, 2025. Revenues are generally recognized pursuant to tariffs approved by the PUCT or authorized by statute.

Revenues contributing to earnings increased $164 million to $1.452 billion during the three months ended September 30, 2025. Revenues contributing to earnings consist of revenues from contracts with customers recognized under ASC 606 and other regulated revenues recognized under ASC 980. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $61 million to $917 million during the three months ended September 30, 2025. The increase in distribution base revenues primarily reflects:

o$62 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital, and

o$13 million increase due to customer growth,

partially offset by

o$13 million decrease due to lower customer consumption, primarily attributable to milder weather.

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

•An Increase in Transmission Base Revenues — TCOS revenues increased $29 million to $434 million during the three months ended September 30, 2025. The increase in TCOS revenues was due to updated interim TCOS rates implemented to reflect increases in invested capital.

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

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $3 million to $24 million during the three months ended September 30, 2025. The decrease in other miscellaneous revenues was primarily due to lower mutual assistance related services.

•An Increase in Other Regulated Revenues — Other regulated revenues totaled $77 million during the three months ended September 30, 2025, which primarily reflect:

o$41 million in revenues recognized related to the SRP, and

o$36 million in revenues recognized pursuant to the UTM, associated with recoverable costs incurred in the three months ended September 30, 2025, related to transmission and distribution capital investments placed into service after December 31, 2024.

Revenues collected for pass-through expenses increased $21 million to $393 million during the three months ended September 30, 2025. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $23 million to $374 million during the three months ended September 30, 2025 due to higher third-party wholesale transmission service provider billings.

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

•A Decrease in EECRF and Other Revenues — EECRF and other revenues decreased $2 million to $19 million during the three months ended September 30, 2025. The EECRF and other revenues were generally offset in operation and maintenance expense.

EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other miscellaneous revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year. Other revenues generally include amounts collected through (i) the mobile generation rider, which is a reconcilable rate designed to recover mobile generation lease expenses and operation and maintenance expenses and is generally reviewed and approved by the PUCT in mobile generation rider filing proceedings, and (ii) the rate case expense rider, which is a reconcilable rate designed to fully recover rate case expenses approved in our most recent comprehensive rate base review proceeding.

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

Wholesale transmission service expense increased $23 million to $374 million during the three months ended September 30, 2025. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $47 million to $385 million during the three months ended September 30, 2025. The increase was primarily due to $29 million in higher labor and contractor related costs and $19 million in higher vegetation management expenses. We expect to continue to experience higher operation and maintenance expenses, particularly related to labor and contractor costs.

The overall $47 million increase in operation and maintenance expense includes $38 million in incremental SRP operation expenses during the three months ended September 30, 2025. We expect SRP related operation expenses to ultimately be recovered in rates. For more information on our SRP, see “—Regulation and Rates—SRP (PUCT Docket No. 56545)”.

Depreciation and amortization increased $31 million to $300 million during the three months ended September 30, 2025. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Provision in lieu of income taxes netted to $80 million during the three months ended September 30, 2025 compared to $72 million during the three months ended September 30, 2024.

The effective income tax rate was 17.4% and 18.2% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $3 million to $154 million for the three months ended September 30, 2025. The increase was primarily due to $5 million in higher property tax partially offset by a $2 million decrease in payroll tax. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Other (income) and deductions – net was $14 million favorable for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The variance was primarily due to $12 million in higher AFUDC – equity income and a $6 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense, partially offset by $1 million in higher reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, and a $1 million gain on the sale of non-utility property recorded in 2024.

Interest expense and related charges increased $31 million to $201 million during the three months ended September 30, 2025. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings. See “—Financial Condition—Liquidity and Capital Resources—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Capital Expenditures” for more information on our five-year capital plan.

Net income increased $56 million to $380 million during the three months ended September 30, 2025. The increase was driven by:

•overall higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oan increase in other regulated revenues recognized related to the SRP and the UTM, and ocustomer growth,

partially offset by

olower customer consumption, primarily attributable to milder weather,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

Financial Results — Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Total operating revenues increased $437 million, or 9%, to $5.047 billion during the nine months ended September 30, 2025.

Revenues contributing to earnings increased $398 million to $3.908 billion during the nine months ended September 30, 2025. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $189 million to $2.408 billion during the nine months ended September 30, 2025. The increase in distribution base revenues primarily reflects:

o$156 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital, and

o$34 million increase due to customer growth.

•An Increase in Transmission Base Revenues — TCOS revenues increased $44 million to $1.262 billion during the nine months ended September 30, 2025. The increase in TCOS revenues primarily reflects:

o$57 million increase due to updated interim TCOS rates implemented to reflect increases in invested capital,

partially offset by

o$13 million decrease due to lower ERCOT transmission billing units for 2025 versus 2024. Transmission billing units are updated annually to reflect certain changes in average ERCOT-wide peak electricity demand during applicable periods.

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $1 million to $72 million during the nine months ended September 30, 2025. The decrease in other miscellaneous revenues was primarily due to lower mutual assistance related services, partially offset by higher revenues from discretionary service.

•An Increase in Other Regulated Revenues — Other regulated revenues totaled $166 million during the nine months ended September 30, 2025, which primarily reflect:

o$111 million in revenues recognized related to the SRP, and

o$55 million in revenues recognized pursuant to the UTM, associated with recoverable costs incurred in the nine months ended September 30, 2025, related to transmission and distribution capital investments placed into service after December 31, 2024.

Revenues collected for pass-through expenses increased $39 million to $1.139 billion during the nine months ended September 30, 2025. The net increase reflected the following components:

•An Increase in TCRF Third-Party — TCRF Third-Party revenues increased $41 million to $1.094 billion during the nine months ended September 30, 2025 due to higher third-party wholesale transmission service provider billings.

•A Decrease in EECRF and Other Revenues — EECRF and other revenues decreased $2 million to $45 million during the nine months ended September 30, 2025. The EECRF and other revenues were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $41 million to $1.094 billion during the nine months ended September 30, 2025 due to higher fees paid to third-party transmission entities.

Operation and maintenance expense increased $191 million to $1.123 billion during the nine months ended September 30, 2025. The increase was primarily due to $79 million in higher vegetation management expenses, $79 million in higher labor and contractor related costs, $17 million in higher insurance premium expenses, a $10 million sales tax refund recorded in the first quarter of 2024, and $2 million in higher costs related to materials and supplies.

The overall $191 million increase in operation and maintenance expense includes $108 million in incremental SRP operation expenses during the nine months ended September 30, 2025.

Depreciation and amortization increased $90 million to $877 million during the nine months ended September 30, 2025. The increase was attributable to ongoing investments in property, plant and equipment.

Provision in lieu of income taxes netted to $173 million (including a $1 million benefit related to non-operating income) during the nine months ended September 30, 2025 compared to $171 million (including an $1 million benefit related to non-operating income) during the nine months ended September 30, 2024.

The effective income tax rate was 17.4% and 17.6% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $12 million to $443 million during the nine months ended September 30, 2025. The increase was primarily due to $11 million in higher property tax and a $3 million increase in local franchise taxes payable by us to municipalities, partially offset by a $2 million decrease in payroll taxes.

Other (income) and deductions - net was $16 million favorable for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The variance was primarily due to $24 million in higher AFUDC – equity income, partially offset by $3 million in higher professional fees and a $2 million unfavorable change in the value of certain compensation plan rabbi trust assets, which is generally offset in compensation expense, $1 million in higher reconcilable employee retirement benefit expense, which is generally recoverable through operating revenues, and a $1 million gain on the sale of non-utility property recorded in 2024.

Interest expense and related charges increased $97 million to $578 million during the nine months ended September 30, 2025. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

Net income increased $20 million to $820 million during the nine months ended September 30, 2025. The increase was driven by:

•overall higher revenues primarily attributable to:

oupdated interim rates to reflect increases in invested capital,

oan increase in other regulated revenues recognized related to the SRP and the establishment of the UTM, and ocustomer growth,

partially offset by

odecreases in ERCOT transmission billing units,

partially offset by

•higher operation and maintenance expense, and

•higher interest expense and depreciation expense associated with increases in invested capital.

OTHER COMPREHENSIVE INCOME (LOSS)

Cash Flow Hedges

In the first quarter of 2025, we entered into interest rate swap transactions hedging the variability of benchmark bond rates used to determine the interest rates on 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 5.35% Senior Secured Notes due 2035 (the 2035 Notes) and 5.80% Senior Secured Notes due 2055 (the 2055 Notes) and a $15 million ($12 million net of tax) net fair value loss was realized and recorded in other comprehensive (loss) income. The AOCI will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes respectively.

Beginning in April 2025, we entered into multiple interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings. All of those interest rate swaps were outstanding at September 30, 2025. In the three months ended September 30, 2025, we recorded a $15 million ($13 million net of tax) net unrealized fair value loss on the interest rate swaps in other comprehensive (loss) income. In the nine months ended September 30, 2025, we recorded a $25 million ($21 million net of tax) net unrealized fair value loss on the interest rate swaps in other comprehensive (loss) income.

We previously entered into multiple interest rate swap transactions in advance of certain senior secured notes issuances to hedge the variability of benchmark bond rates before March 31, 2025. All of these hedges had been terminated as of September 30, 2025, with losses reported in other comprehensive income or loss. There was approximately $6 million of the amounts expected to be recorded in AOCI at September 30, 2025 related to the interest rate swaps to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2024 and June 2025, we entered into multiple designated cross-currency swaps that effectively converted our euro-denominated fixed rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In September 2025, we entered into multiple designated cross-currency swaps that effectively converted our Canadian dollar-denominated fixed rate payment obligations under our CAD Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In the three and nine months ended September 30, 2025, we recorded a $15 million net fair value loss of the cross-currency swaps and a $37 million net fair value gain of the cross-currency swaps, respectively. The amount attributable to excluded components in the three-month period was a $7 million ($5 million net of tax) loss and was recorded in other comprehensive (loss) income in the three months ended September 30, 2025. The amount attributable to excluded components in the nine-month period was a $46 million ($37 million net of tax) loss and was recorded in other comprehensive (loss) income in the nine months ended September 30, 2025.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Operating Activities — The following items contributed to changes in sources (uses) of cash related to operating activities:

Nine Months Ended September 30,
2025 compared to 2024
Change in self-insurance reserve, primarily storm related	$172
Change in regulatory under/over recoveries – net	85
Higher interest accruals	48
Change in net income, adjusted for noncash items included in earnings	(8)
Change in working capital accounts	(75)
Higher contributions to pension plans and OPEB Plans	(102)
Other	52
$172

Depreciation and amortization expense reported in operating activities in the condensed statements of consolidated cash flows was $125 million and $127 million more than the amounts reported in the condensed statements of consolidated income for the nine months ended September 30, 2025 and 2024, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to changes in sources (uses) of cash related to financing activities:

Nine Months Ended September 30,
2025 compared to 2024
Higher capital contributions from members	$1,137
Higher net borrowings, excluding payment for senior secured notes extinguishment	774
Higher distributions to members	(197)
Payment for senior secured notes extinguishment	(441)
$1,273

Investing Activities — The following items contributed to changes in sources (uses) of cash related to investing activities:

Nine Months Ended September 30,
2025 compared to 2024
Higher capital expenditures	$(1,233)
Sales tax audit settlement refund in 2024, classified as investing activity	(56)
Other	7
$(1,282)

Long-Term Debt-Related Activities 2025

At September 30, 2025, our long-term debt totaled an aggregate principal amount of $18.142 billion, an increase of $2.749 billion over the $15.393 billion aggregate principal amount of long-term debt outstanding at December 31, 2024. Long-term debt outstanding at September 30, 2025 consisted of U.S. dollar-denominated, euro-denominated and Canadian dollar-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the nine months ended September 30, 2025:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
4.65% Senior Notes due November 1, 2029	January 14, 2025	$100
5.15% Senior Notes, Series H, due May 1, 2029	January 30, 2025	250
5.59% Senior Notes, Series I, due May 1, 2034	February 27, 2025	150
4.50% Senior Notes due March 20, 2027	March 20, 2025	500
5.35% Senior Notes due April 1, 2035	March 20, 2025	650
5.80% Senior Notes due April 1, 2055	March 20, 2025	650
3.625% Senior Notes due June 15, 2034 (a)	June 16, 2025	805
4.20% Senior Notes due October 1, 2035 (b)	September 26, 2025	361
Total senior secured notes issued during the nine months ended September 30, 2025		$3,466

___________

(a)In June 2025, we issued the 2034 Euro Notes. Our euro-denominated fixed rate payment obligations under the 2034 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange risk associated with the interest and principal payments on the 2034 Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2034 Euro Notes at maturity will be $805 million, and the all-in U.S. dollar fixed rate coupon on the 2034 Euro Notes is 5.4405%.

(b)On September 26, 2025, we issued the CAD Notes. Our Canadian dollar-denominated fixed rate payment obligations under the CAD Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the CAD Notes that are due in Canadian dollars. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the CAD Notes at maturity will be $361 million, and the all-in U.S. dollar fixed rate coupon on the CAD Notes is 5.022%.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2025, the amount of available bond credits was $3.329 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $6.287 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Senior Secured Notes Repayment — On March 14, 2025, we repaid the entire $350 million aggregate principal amount of the 2.95% Senior Secured Notes due 2025 (2.95% 2025 Notes) that were redeemed in full. The 2.95% 2025 Notes had a maturity date of April 1, 2025. With the redemption of the 2.95% 2025 Notes, none of the 2.95% 2025 Notes remain outstanding.

Senior Secured Notes Extinguishment — On March 19, 2025, we extinguished all of the 0.55% Senior Secured Notes due 2025 (0.55% 2025 Notes), of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes matured on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged. We recognized a $9 million unamortized gain on extinguishment as a regulatory liability due to the pricing of the U.S. Treasury Notes deposited with the trustee.

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

At September 30, 2025, the borrowing base for the AR Facility was $500 million, and there were no borrowings outstanding under the AR Facility.

The following table summarizes the activity under the AR Facility in the nine months ended September 30, 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Borrowing on May 29, 2025	210
Repayment on June 17, 2025	(210)
Balance at September 30, 2025	$-

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

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at September 30, 2025 and December 31, 2024. The remaining borrowing capacity was $20 million at September 30, 2025.

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

At September 30, 2025, there were no borrowings under the $1B Credit Facility.

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

As of September 30, 2025, we had no CP Notes outstanding, and as of December 31, 2024, we had $594 million of CP Notes outstanding. The weighted average interest rate for CP Notes was 4.76% at December 31, 2024.

See Note 4 to Financial Statements for additional information regarding the short-term CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors has approved a capital expenditures budget of approximately $7.1 billion for 2025. We have also announced a 2025 to 2029 five-year base capital expenditure plan of approximately $36.1 billion. We expect to announce a new five-year base capital plan for the years 2026 through 2030 in the first half of 2026, subject to completion of our base rate review, and currently anticipate that new base capital plan will be at least 30% higher than the 2025 to 2029 $36.1 billion base capital plan. We also expect significant potential capital expenditure opportunities incremental to the 2026 to 2030 base capital plan.

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

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $22 million and $6 million, respectively, during the remainder of 2025 and approximately $591 million and $140 million, respectively, in the five-year period from 2025 to 2029. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the nine months ended September 30, 2025, we made cash contributions to the pension plans and OPEB Plans of $172 million and $18 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

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

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at September 30, 2025 and December 31, 2024 are summarized in the following table:

	At September 30,	At December 31,	Increase
	2025	2024	(Decrease)
Cash and cash equivalents	$198	$36	$162
Available unused borrowing capacity under the $2B Credit Facility and CP program	2,000	1,406	594
Available unused borrowing capacity under the $1B Credit Facility and CP program	1,000	-	1,000
Available unused borrowing capacity under AR Facility	500	500	-
Available unused borrowing capacity under the $500M Credit Facility	20	20	-
Total available liquidity	$3,718	$1,962	$1,756

We currently anticipate issuing $4.0 billion to $5.0 billion in new long-term senior secured notes in 2025, which would include the approximately $3.5 billion of new senior secured notes issued through September 30, 2025, as well as an additional $4.0 billion to $5.0 billion in new long-term senior secured notes in 2026 to support our capital investment plan and repay maturing debt. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, and additional accounts receivable financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

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

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at September 30, 2025 and December 31, 2024:

	At September 30,		At December 31,
	2025		2024
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	56.0%	44.0%	56.1%	43.9%
GAAP capitalization	50.4%	49.6%	49.4%	50.6%

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $647 million on October 29, 2025. In the nine months ended September 30, 2025, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 14, 2025	$605
May 2, 2025	$605
July 30, 2025	$647

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At September 30, 2025, we had $837 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On October 28, 2025, our board of directors declared a cash distribution of $219 million, which was paid to our members on October 28, 2025. In the nine months ended September 30, 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 13, 2025	February 13, 2025	$177
April 30, 2025	May 1, 2025	$177
July 29, 2025	July 29, 2025	$219

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

Presented below are the credit ratings and ratings outlook assigned for our debt securities at November 5, 2025.

Credit Rating Agency	Senior Secured	Commercial Paper	Rating Outlook
S&P	A	A-2	Stable
Moody’s	A2	Prime-2	Negative
Fitch	A	F2	Negative

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

The Credit Facilities, AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any capital leases (referred to as finance leases under current accounting literature), short-term debt and debt due currently in accordance with GAAP). Capitalization under the Credit Facilities, the AR Facility, each of the note purchase agreements dated March 29, 2023, March 27, 2024, and January 30, 2025 is calculated as membership interests determined in accordance with GAAP plus debt described above. Capitalization under our note purchase agreement dated May 6, 2019 (May 2019 NPA) is calculated as membership interests plus liabilities for indebtedness maturing more than 12 months from the date of determination, with capitalization determined in accordance with GAAP and practices applicable to our type of business. The ratio under the May 2019 NPA is calculated as total debt (all debt of Oncor and its subsidiaries on a consolidated basis) divided by the sum of total debt plus capitalization. At September 30, 2025, we were in compliance with this covenant and all other covenants under the Credit Facilities, the AR Facility, and the note purchase agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the $500M Credit Facility and the May 2019 NPA, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under the $500M Credit Facility to be accelerated or the notes under the May 2019 NPA to be declared due and payable.

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

Guarantees

At September 30, 2025, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2025, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Matters

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — On June 26, 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in our service territory that have retained original jurisdiction over rates. The base rate review test year is based on calendar year 2024 results with certain adjustments. The base rate review includes a request for an average increase over test year adjusted annualized revenue of approximately 13%, and, if approved as requested, would result in an aggregate annualized revenue increase of approximately $834 million over current adjusted rates. The base rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity, an authorized return on equity of 10.55%, and a 4.94% authorized cost of debt. Our current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity, our current authorized return on equity is 9.7%, and our current authorized cost of debt is 4.39%. A hearing on the merits is scheduled for November 17, 2025 through November 21, 2025. We expect a decision from the PUCT before the end of the first half of 2026. However, we cannot predict whether or to what extent our requests in the rate review will be approved or the proceeding’s ultimate effect on our results of operations, financial condition, or cash flows.

PUCT rules permit the filing of a request for interim rates while a rate proceeding is pending. On September 9, 2025, the administrative law judge assigned to the proceeding approved a settlement agreement among the parties relating to interim rates. That order provides that if the proceeding is still pending as of January 1, 2026, and not otherwise subject to a PUCT-approved settlement of the proceeding, our existing rates will become interim rates, subject to refund or surcharge back to January 1, 2026 based upon the final rates approved by the PUCT in the proceeding.

UTM — See Note 2 to Financial Statements and “—State Legislation” for more information on the UTM.

SRP (PUCT Docket No. 56545) — See Note 2 to Financial Statements for more information on the SRP.

Appeal of 2023 Comprehensive Base Rate Review Order (PUCT Docket No. 53601) — In April 2023, the PUCT issued a final order in our comprehensive base rate review filed in May 2022 with the PUCT and the cities in our service territory that have retained original jurisdiction over rates. Base rates implementing the final order went into effect in May 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by us and certain intervening parties in the proceeding. The order on rehearing affirmed the material provisions of the final order. In September 2023, we filed an appeal in Travis County District Court. The appeal sought judicial review of certain of the order on rehearing’s rate base disallowances (the acquisition premium and its associated amortization costs relating to certain plant facilities acquired by Oncor in 2019 as well as certain of the employee benefit and compensation related costs that we had previously capitalized) and related expense effects of those disallowances. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, we appealed the court’s dismissal to the Fifteenth Court of Appeals in Texas. On August 14, 2025, the Court issued its opinion in favor of the PUCT, denying our argument on appeal. We have elected not to pursue a further appeal.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The Texas Legislature convened its 89th Legislature regular session in January 2025, which concluded on June 2, 2025. At any time, the Governor of Texas may convene a special session of the Texas Legislature. To date in 2025, two special sessions have been convened, with the second special session concluding on September 4, 2025. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

Interest Rate Risk

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At September 30, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could materially impact our results of operations. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At September 30, 2025, all of our senior secured notes carried fixed interest rates. Borrowings under the AR Facility would bear interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus an adjustment of 0.10% (the SOFR Adjustment). Receivables LLC also pays a used and unused fee in connection with the AR Facility. At September 30, 2025, the borrowing base for the AR Facility was $500 million, and there were no borrowings outstanding under the AR Facility.

In addition, borrowings of long-term debt under the $1B Credit Facility would bear interest on a floating rate basis. At September 30, 2025, there were no borrowings outstanding under the $1B Credit Facility.

Borrowings of long-term debt under the $500M Credit Facility at September 30, 2025 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At September 30, 2025, $480 million in aggregate borrowings were outstanding under the $500M Credit Facility.

At September 30, 2025, except for the $500M Credit Facility, all of our long-term debt carried fixed interest rates. Based on the amount of floating rate debt outstanding under the $500M Credit Facility as of September 30, 2025, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

In addition, borrowings of short-term debt under the $2B Credit Facility bear interest on a floating rate basis. At September 30, 2025, we had no floating rate debt outstanding under the $2B Credit Facility.

Foreign Currency Exchange Rate Risk

In May 2024 and June 2025, we issued the 2031 Euro Notes and the 2034 Euro Notes, respectively. In September 2025, we issued the CAD Notes. The interest and principal payments on the Euro Notes and CAD Notes are due in euros and Canadian dollars, respectively, and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which intends to mitigate foreign currency exchange rate exposure. A hypothetical 100 basis point change (up or down) in currency exchange rates would not have a material impact on our results of operations or financial condition. See Note 10 to Financial Statements for more information regarding foreign currency exchange rate hedging activities.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties, including any counterparties to a swap or other derivative instrument. The fair value of derivative instruments in our derivative portfolio assets reflects credit valuation adjustments for our perceived credit risk exposure to the counterparties to such derivative instruments. See Note 10 to Financial Statements for more information.

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

Our exposure to credit risk associated with accounts receivable totaled $1.186 billion at September 30, 2025. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $20 million at September 30, 2025. The exposure includes accounts receivable of $836 million in the aggregate from REPs, which are generally noninvestment grade and $181 million in the aggregate from transmission customers, which are generally considered low credit risk and primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities. At September 30, 2025, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 28% and 23%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at September 30, 2025.

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

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
	Previously Filed	As
Exhibits	With File Number*	Exhibit

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form 8-K (filed September 29, 2025)	4.1	—	Officer’s Certificate, dated September 26, 2025, establishing the terms of Oncor Electric Delivery Company LLC’s 4.20% Senior Secured Notes due 2035.

(31)	Rule 13a–14(a)/15d–14(a) Certifications.
31(a)			—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye, Jr., Chief Executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, Senior Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	Interactive Data File.
101.INS			—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH			—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File.

104			—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: November 5, 2025