Form 10-K
period 2025-12-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2026-02-26
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Yes ☐ No ☒

Aggregate market value of Oncor Electric Delivery Company LLC limited liability company membership interests held by non-affiliates: N/A

As of February 26, 2026, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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
$500M Credit Facility

Refers to the unsecured $500 million revolving credit agreement, dated as of February 21, 2024, among Oncor, as borrower, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as administrative agent, maturing on February 21, 2027

$1B Credit Facility

Refers to the unsecured $1 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and the other financial institutions party thereto, as amended, maturing on February 20, 2029

$2B Credit Facility

Refers to the amended and restated unsecured $2 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time party thereto, and the other financial institutions party thereto, as amended, maturing on February 20, 2031

2031 Euro Notes	Refers to the €500 million aggregate principal amount of euro-denominated senior secured notes due May 15, 2031, which were issued by Oncor in May 2024
2034 Euro Notes	Refers to the €700 million aggregate principal amount of euro-denominated senior secured notes due June 15, 2034, which were issued by Oncor in June 2025
ABO	Accumulated benefit obligation
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

AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
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

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
Euro Notes	Refers to the 2031 Euro Notes and the 2034 Euro Notes
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kV	Kilovolts
kWh	Kilowatt-hours
LC&I	Large Commercial & Industrial
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
MW	Megawatts
NAV	Net asset value
NERC	North American Electric Reliability Corporation
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act of 2025
OCI	Other comprehensive income (loss)
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, which is the direct majority owner (80.25% equity interest) of Oncor and is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former employees of Oncor and certain former affiliated companies and their eligible dependents

PBO	Projected benefit obligation
PBRP	Refers to the Permian Basin Reliability Plan developed by ERCOT and approved by the PUCT in PUCT Docket. No 55718
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly-owned subsidiary of Oncor
REP	Retail electric provider
ROU	Right-of-use
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Sempra	Sempra, a California corporation

Sempra Order	Refers to the final order issued by the PUCT in 2018 in PUCT Docket No. 47675 approving Sempra’s indirect acquisition of Oncor Holdings
Sharyland	Sharyland Utilities, L.L.C.
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
SOFR Adjustment	Refers to an adjustment of +0.10% to term SOFR
SRP	Refers to Oncor’s system resiliency plan to enhance the resiliency of its transmission and distribution system, which plan was approved by the PUCT in 2024 in PUCT Docket No. 56545
STEP	Refers to the Texas 765-kV Strategic Transmission Expansion Plan developed by ERCOT, which includes the PBRP as well as additional transmission projects outside of the Permian Basin
STH	Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan, as amended
Term Loan Credit Agreement

Refers to the unsecured $1.4 billion term loan credit agreement, dated as of December 23, 2025, among Oncor, as borrower, the lenders from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent, maturing on March 1, 2027

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

Overview of Oncor

We are a regulated electricity transmission and distribution company. We operate the largest transmission and distribution system in Texas based on the number of end-use customers and circuit miles of transmission and distribution lines, delivering electricity to more than 4.1 million homes and businesses and operating more than 145,000 circuit miles of transmission and distribution lines at December 31, 2025, all with a focus on safety, reliability, and affordability. We provide:

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

Our transmission and distribution assets are located principally in the north-central, eastern, western and panhandle regions of Texas, in over 120 counties and more than 400 incorporated municipalities. We deliver electricity across a distribution service territory that has an estimated population of approximately 14 million, including the cities of Dallas and Fort Worth and the surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others.

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

ERCOT has been experiencing significant growth in recent years, including trends of notable demand for more electricity and increasing penetration of intermittent generation, and ERCOT expects rising demand to continue, driven by factors such as the further electrification of oil and gas processes in the Permian Basin as well as continued interest in connecting large load customers (such as data centers, crypto miners, and manufacturers) to the ERCOT grid. ERCOT’s December 2025 regional transmission plan forecasts 159,000 MW of peak demand for 2031, compared to the current peak hourly demand record of 85,508 MW set in the summer of 2023. Certifications submitted by various transmission service providers in the ERCOT market suggest 2031 peak demand could potentially exceed that. The Texas Legislature, the PUCT and ERCOT have implemented, and are expected to continue to implement, measures to address anticipated ERCOT growth forecasts. For example, to address significant anticipated load growth, ERCOT developed the STEP, which includes thousands of miles of new transmission build and upgrades to existing lines, including the introduction of 765-kV infrastructure to the ERCOT market. In April 2025, the PUCT approved the first use of the 765-kV voltage class as part of the PBRP, a portion of the STEP covering projects in the Permian Basin. In December 2025, ERCOT endorsed the remaining projects within the STEP. Oncor has responsibility for designing, building, and maintaining a significant portion of the projects in the STEP, including projects in both the PBRP and the non-Permian Basin portions of the STEP.

Oncor’s Strategies

We focus on delivering electricity in a safe, reliable, and cost-effective manner, minimizing service interruptions, investing in our transmission and distribution infrastructure to maintain our system, constructing new facilities to support the growing electricity needs of the ERCOT market, serving our customers with a modernized grid, providing interconnections to other transmission systems in Texas, and supporting energy production through transmission grid connections to merchant generation facilities.

Our five-year capital plan reflects significant expected investments, primarily related to constructing transmission and distribution facilities and investing in reliability measures and technology upgrades to support the needs of our growing customer base, the state of Texas, and the ERCOT market. We are focused on continuing to expand our processes, workforce, and supply chain to meet the needs of those capital projects and our growing system. We have been particularly focused on leveraging our supplier relationships, and developing new supplier relationships, to help us meet project timelines. We strive to maintain a diversified supplier base, including expanding the number of suppliers for critical inventory, and engaging in long-term supply forecasts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our projected capital expenditures.

Our capital expenditure plans include the large-scale buildout of new transmission lines, including 765-kV lines, a new voltage for the ERCOT market. The scope and timeline of these projects in particular requires extensive planning, including the acquisition of significant amounts of materials and labor to complete the projects, multiple regulatory filings, the acquisition of thousands of miles of right-of-way, and community and stakeholder coordination. We have implemented various strategies to help meet those expected needs, including cross-functional project teams, improvements to our supply chain, such as increasing the number of vendors for certain products and reserving long-lead time materials, long-term contracting for service providers, coordinating an extensive right-of-way acquisition process, and extensive community, stakeholder and regulatory engagement.

Keeping rates affordable for our customers is a key consideration for us, and we emphasize operating in a cost-effective manner. We believe that building upon opportunities to scale capital projects across our existing infrastructure enables us to create value by minimizing duplicative costs, creating efficiencies of scale, managing supply costs more efficiently, and building and standardizing distinctive process expertise.

Serving new and existing LC&I customers, including data centers, represent a significant and growing component of our long-term growth. We believe demand in the ERCOT market is being driven, and could be significantly increased, as a result of large load customers utilizing growing computing power needs related to cloud computing, cryptocurrency mining, AI technology, data storage, advanced manufacturing, and other technological and electrification needs and advances. We also believe there are continued growth opportunities with increased electrification efforts in the ERCOT market, particularly through oil and gas producers electrifying their operations. Such increased demand could result in higher electricity volumes delivered by us as well as obligations for additional capital investments to interconnect sources to the ERCOT grid and meet service reliability needs. We are actively planning and investing to support this growth through transmission and distribution infrastructure enhancements, and close coordination with regulators, ERCOT, stakeholders, and our customers. However, there are risks that the demand expected from these customers may not materialize. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Demand for energy from high usage customers, including data centers, will require a rapid and significant increase in our infrastructure, but that forecasted energy demand may not be fully realized and we may not be able to recover all of the costs expended by us on projects related to those customers.”

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

At December 31, 2025, our transmission system included:

•18,418 circuit miles of transmission lines:

o7,603 circuit miles of 345kV transmission lines, and

o10,815 circuit miles of 138kV and 69kV transmission lines,

•interconnection to 230 third-party generation facilities totaling 63,670 MW directly connected to our transmission system, and

•a total of 1,333 transmission and distribution substations.

At December 31, 2025, our transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
American Electric Power Company, Inc. (a)	21	21	21
Brazos Electric Power Cooperative, Inc.	4	115	27
CenterPoint Energy Inc.	3	-	-
East Texas Electric Coop	1	14	1
Lone Star Transmission	3	-	-
Lower Colorado River Authority	6	29	2
Rayburn Country Electric Cooperative, Inc.	1	49	2
Texas Municipal Power Agency	7	6	-
Texas New Mexico Power	2	19	14
Other small systems operating wholly within Texas	14	20	6

_______________

(a)One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Our electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality, security, and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within our certificated service area. Our distribution system receives electricity from the ERCOT transmission system through substations and distributes electricity to end-users and wholesale customers through 3,874 distribution feeders at December 31, 2025.

At December 31, 2025, our distribution system included:

•127,398 circuit miles of distribution lines:

o90,568 circuit miles of overhead lines, and

o36,830 circuit miles of underground lines,

•4,111,000 approximate number of points of delivery, an increase of approximately 65,000 over the number of points of delivery at December 31, 2024, and

•1.85% average growth per year over the past five years in the number of distribution system points of delivery we serve, excluding lighting sites.

In general, distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from LC&I users are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior 11 months.

Regulation and Rates — As our operations are wholly within Texas, we believe we are not a public utility as defined in the Federal Power Act and, as a result, are generally not subject to FERC regulation under the Federal Power Act However, we are subject to reliability standards adopted and enforced by Texas RE and NERC (including critical infrastructure protection) under the Federal Power Act.

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

PUCT rules allow for interim rate adjustments for capital trackers that allow utilities to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. As a result of legislation signed into law in 2025 establishing the UTM, we can now, through 2035, request capital tracker interim rate adjustments each year through the filing of either (i) a single UTM application (subject to meeting annual eligibility requirements) or (ii) up to two TCOS capital tracker applications to reflect changes in transmission-related capital investments and up to two DCRF capital tracker applications to reflect changes in distribution-related capital investments. All investments included in a capital tracker update application are ultimately subject to prudence review by the PUCT in the next base rate review after such assets are put into service. We anticipate filing our initial UTM application on or after March 16, 2026 for eligible transmission and distribution investments placed into service after December 31, 2024 through December 31, 2025, and as a result have recorded regulatory assets for recoverable costs associated with those investments and recognized a corresponding amount in other regulated revenues. See Note 2 to Financial Statements for more information on the UTM.

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

Customers — Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. At December 31, 2025, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to consumers in our certificated service area. Revenues from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 25% and 21%, respectively, of our total operating revenues for the year ended December 31, 2025, and 25% and 23%, respectively, of our total operating revenues for each of the years ended December 31, 2024 and December 31, 2023. No other customer represented more than 10% of our total operating revenues during such periods. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business.

Competition — Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is singularly certificated, with Oncor as the sole certificated transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain municipal utilities and electric cooperatives for the right to serve end-use customers. In addition, the electric industry is undergoing rapid technological change, and third-party DER (including behind the meter alternatives and private use networks) and virtual power plants and other technologies may increasingly compete with our traditional transmission and distribution infrastructure for meeting customers’ electricity needs. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—The growth of DER and similar technologies or actions that decrease demand or consumption of electricity we deliver may significantly adversely impact us.”

Seasonality — Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer season.

Investing in Infrastructure — In 2025, we invested approximately $6.8 billion in our transmission and distribution system to extend and upgrade the transmission system and associated facilities, to extend and upgrade the distribution infrastructure and to pursue certain initiatives in infrastructure, including investments to support system growth, reliability and resiliency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” for more information on our capital expenditures, including our projected capital expenditures for the next five years.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. We believe we hold all required wastewater discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. We also believe we can satisfy the requirements necessary to obtain any required permits or renewals. In addition, there are federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of our facilities. We have implemented SPCC plans as required for those substations, work centers and distribution systems.

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

Our capital expenditures for environmental matters totaled $163 million in 2025 and are expected to total approximately $238 million in 2026.

Human Capital Management — At December 31, 2025, we had approximately 5,600 employees, including nearly 860 employees covered under a collective bargaining agreement that expires in October 2026. As of December 31, 2025, the average length of service among all employees was 11.1 years, and over 99% of our employees were employed on a full-time basis. For the year ended December 31, 2025, we experienced an annual employee turnover rate of approximately 5.4%, including approximately 1.8% that was attributable to retirements. Our employee data excludes interns, and we had about 70 interns serving in full-time or part-time internships at December 31, 2025.

Attracting, retaining, and developing high quality talent is key to our human capital management strategy. In light of the anticipated growth of our business and the expected increase in headcount needed to meet that growth, recruiting remained a significant focus of our human capital management efforts in 2025 and is expected to be a continued focus over the next few years. We employ a multi-faceted recruiting strategy to recruit a diverse, high quality talent pool, including leveraging several higher education and high school partnerships established across our service territory and assisting higher education and technical institutions in developing linemen schools and courses. In 2025, we expanded our recruiting efforts through more targeted activities, such as military veteran hiring recruiting initiatives and a collaboration between hiring managers and recruiters to strengthen our intern pool. We have also been actively focused on retention and developing our existing talent through upskilling managers and supervisors and increasing our customized talent development offerings.

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

Our workplace culture is central to our efforts to attract, retain, and develop talent. We strive to create a workplace culture that emphasizes the following key areas:

•Safety — Safety is a key priority of the company and our human capital management strategy. Employees are regularly educated and trained on safety issues and receive regular safety communications, particularly in field locations. We have established an annual safety plan, which outlines our yearly safety programs and initiatives, and we also host an annual two-day safety conference for our field employees that highlights our safety priorities, initiatives, and expectations. Our safety procedures are continually improving and adapting to the ever-changing events that our workforce encounters. Employees are encouraged to propose improvements to our safety procedures and are recognized for their innovations and contributions to safety improvements, including through annual safety excellence awards given to individuals and teams for projects or initiatives that yield positive impacts to safety performance, either locally or companywide. In 2025, we hosted 15 celebration events honoring employees for their heroic and life-saving efforts utilizing skills and knowledge learned through on-the-job first aid and CPR training programs. We also regularly track our safety performance and benchmark it against industry peers, and achievement of significant safety milestones are recognized and celebrated. In addition, a safety performance metric is included in our annual and long-term incentive programs to further promote safety among employees.

•Ethical Conduct — Ethical conduct is a core value of the company, and every employee is required to complete code of conduct training upon joining Oncor and annually thereafter. We also maintain an ethics and compliance helpline monitored by an independent, third-party service, where any suspected unethical behavior or policy violations may be anonymously reported at any time. Our code of conduct compliance committee meets quarterly to review employee code of conduct compliance-related matters, and the company’s code of conduct compliance program and activities are reviewed with the audit committee of our board of directors (the Audit Committee) on at least an annual basis.

•Collaboration and Innovation — Our company-wide “One Oncor” initiative emphasizes cross-functional collaboration, particularly to spur innovation. An innovation and improvement council, made up of management-level employees, focuses on enhancing innovation and continuous improvement throughout the company. This council annually recognizes employee teams for their contributions to innovation and improvement through our annual spirit of innovation awards. We have also instituted an innovation and continuous improvement initiative and developed a framework based on Lean Six Sigma that enables and encourages employees to identify and execute improvement opportunities to our services, business processes, and systems, including an annual internal innovation week campaign. In addition, we offer various training opportunities to employees to obtain Lean Six Sigma certifications, develop process improvement skills, and encourage innovation. We also maintain a portal for all employees to submit innovation and improvement ideas and success stories. In 2025, we also introduced an internal, company-wide strategy day to engage all employees in the company’s strategic priorities.

•Inclusion & Belonging — We are committed to creating a workplace culture of belonging, empathy and mutual respect. Our officer-level steering committee for inclusion and belonging has instituted and supported various initiatives to promote this effort across the company, such as Oncor’s eight employee resource groups (ERGs), which are open to all employees to join. These ERGs focus on creating an inclusive environment through cultural awareness activities and events, networking opportunities, and community volunteerism. ERG participation continues to grow across the company, with approximately 23% of our employees participating in at least one ERG as of December 31, 2025. These and other strategies help foster a welcoming and inclusive workplace and support our commitment to developing and maintaining a workforce that reflects the customers and communities we serve.

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

•Community Involvement — We coordinate various year-round community initiatives, partner with many non-profit organizations, and encourage employee volunteerism, including grants supporting eligible non-profits for which employees provide volunteer hours. We also host a companywide Oncor Cares Week during our annual employee giving campaign. In addition, we have established 21 Oncor Cares Community Councils across our service territory, where employees identify local organizations to support and coordinate volunteer opportunities and fundraisers to benefit those nonprofits and causes. We also maintain a 501(c)(3) private foundation, the Oncor Cares Foundation, to help expand our charitable giving and support for the many communities where we work and live.

•Employee Engagement — How engaged our workforce is and how committed our employees are to their work and the company are important to Oncor. We recognize that the more engaged employees are, the more productive they are and the more likely they are to remain with the company. As a result of our annual company-wide employee engagement survey, we continued to initiate various efforts in 2025 to enhance employee engagement at both the local and corporate levels, including manager and supervisor trainings on the survey results. We conducted our annual company-wide employee engagement survey in late 2025, which indicated increases in the number of engaged employees, managers, and teams versus prior year results, and are using the results of that survey to continue to develop and implement our employee engagement strategy.

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

Item 1A.RISK FACTORS

Risks Related to Regulatory and Legislative Matters

We are subject to ongoing complex governmental regulations that require significant compliance efforts and are subject to change by regulators and legislative action, and adverse public perception of us, our industry, or ERCOT could result in new or revised regulations or laws applicable to us.

As a regulated electricity transmission and distribution company, our business is subject to numerous local, state, and federal laws (including PURA, certain provisions of the Federal Power Act, the Public Utility Regulatory Policies Act of 1978, and the Energy Policy Act of 2005), executive orders issued by the President of the U.S. and the Governor of Texas, as well as governmental policies, regulations, and administrative actions by the PUCT and other governmental authorities (including city governments, NERC, Texas RE, the FERC, environmental agencies, and others). As an ERCOT member utility, we are also subject to ERCOT rules, guidelines, directives, and protocols for transmission and distribution utilities operating in ERCOT.

We devote a significant amount of employee time and expenditures to continued compliance with the laws, policies, regulations, rules, guidelines, directives, protocols and administrative actions applicable to us. Developing and implementing plans for continued compliance with laws, regulations, and policies applicable to us or expected to be applicable to us has led, and may continue to lead, to increased costs, particularly to address new or revised laws and regulations. For example, our operations are subject to various mandatory regulatory standards and requirements, including service quality, reliability (including cybersecurity and physical security requirements), and weatherization of facilities. Compliance with such standards is subject to regular reporting, reviews, and audits, and maintaining such compliance may subject us to higher than expected costs. If we were found at some point to be noncompliant with applicable regulatory standards, we could be subject to reputational harm, regulatory scrutiny, or sanctions, including monetary penalties. For example, the PUCT may impose penalties on us if it finds that we violated PURA or any PUCT rule or order adopted under PURA, including penalties of up to $1 million per day per violation for failure to meet certain weatherization requirements and up to $25,000 per day per violation for other violations. Penalties imposed on us by the PUCT, Texas RE, the FERC, and/or NERC may not be recoverable from our customers through regulated rates and could have a material adverse impact on our financial condition, results of operations and cash flows.

In recent years, the PUCT and the Texas Legislature have instituted various changes relating to operations in the ERCOT market and both continue to actively review the operations of the ERCOT market. Significant changes to the ERCOT market that impact transmission and distribution utilities, including additional or revised regulatory requirements or oversight, could materially and adversely impact our business, operations, financial condition, results of operations, and/or business prospects.

Negative public perception of us, our industry, or ERCOT could adversely affect legislative or regulatory processes or outcomes and result in new or changed laws or regulatory requirements, adverse rate decisions, governmental investigations, administrative actions, fines, penalties, or other sanctions or requirements against us that could have a material adverse effect on us, our operations, financial position, results of operations and cash flows. Factors contributing to our public perception could be outside our control, including severe weather, wildfires, ERCOT mandates such as mandatory load shed events, the level of electricity produced by generators in ERCOT, economic conditions, non-Oncor charges on customers’ overall electric bills, ERCOT market requirements, actions by other transmission and distribution utilities or ERCOT market participants, and emergency events. Addressing any adverse publicity, regulatory scrutiny, enforcement or other legal proceedings has been, and would be, time consuming and result in increased expenses.

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

In accordance with PUCT rules, we must file a comprehensive base rate review within four years of the last order in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that deadline. In June 2025, we voluntarily filed a request for a comprehensive base rate review earlier than required. That base rate review relies on a 2024 historical test year, with certain adjustments. On January 29, 2026, we filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding. The PUCT may choose to adopt, modify, or reject the stipulation and the proposed order included in the stipulation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Regulatory Matters” for a discussion of that base rate review proceeding.

Our rates may not be sufficient to recover all amounts spent after test year periods and/or the full return on invested capital allowed by the PUCT, particularly during periods of increased capital spending by us, high inflation, increases in interest rates, increases in storm-related costs, and increases in other operating costs as compared to the test year in our most recently decided base rate review. In recent years we have not in fact earned our full regulatory authorized return on invested capital. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge any of our costs, including invested capital and costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. The levels and timing of any approved recovery could also significantly differ from our requests. Intervening parties in our rate proceedings (including, but not limited to, governmental agencies, cities in our service territory, customers, and consumer groups) can challenge, and have in the past challenged, various portions of our rate proceedings, and such challenges, as well as any recommendations from the administrative law judges overseeing proceedings, could influence the PUCT’s decisions in those proceedings. Failure to receive approval of our requests in any rate proceeding could adversely impact our financial condition, results of operations, cash flows, liquidity and/or business prospects, and those impacts could be material.

PUCT rule-making proceedings and statutory interpretations could also materially impact us. In June 2025, legislation was signed into law in Texas that helps minimize the regulatory lag on transmission and distribution capital investments through the UTM process, which allows qualifying electric utilities to apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments. Utilities electing to use the UTM are allowed to defer to a regulatory asset certain transmission and distribution capital investment costs as they are placed into service. We anticipate filing our initial UTM application on or after March 16, 2026 for eligible transmission and distribution investments placed into service after December 31, 2024 through December 31, 2025, and as a result have recorded regulatory assets for recoverable costs associated with those investments and recognized a corresponding amount in other regulated revenues. However, the PUCT has not finalized rules with respect to use of the UTM, and as a result any positions we have taken with respect to interpreting the legislation could be revised as a result of the PUCT’s final rules and interpretations, and such revisions could have a material adverse impact on our earnings, financial condition, cash flows, and results of operations.

Risks Related to Our Business and Operations

Cyber-attacks on us or our third-party vendors could disrupt business operations, initiate the loss or disclosure of critical operating or confidential data, adversely impact our reputation, and expose us to significant liabilities.

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

We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of third-party vendors. With the proliferation of computing and telecommunications technologies and various digital tools used by us in our business, cyber risk arises in multiple areas of our operations. While we have not experienced a cybersecurity incident to date that has had a material impact on Oncor, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. We face various cyber threats, including malware intrusion, computer viruses, unauthorized access attempts, ransomware attacks, social engineering attacks, hacktivism and potential insider threats. Certain of these cyber threats have seen changes, and we expect to continue to see changes, in sophistication, magnitude and frequency with the advancement of technology, including AI that is used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty detecting threats. As domestic and global cyber threats are ongoing and increasing in sophistication, magnitude and frequency, our transmission, distribution and technology infrastructure may be targets of state-sponsored attacks, terrorist activities, or other threats, including attacks designed to collect ransoms or inflict large-scale harm on us, our customers or our service territory. Geopolitical events could increase those cyber threats. Any breach of cyber/data security measures could result in a material and adverse impairment of our ability to operate, monitor and control our technology or transmission and distribution assets (which could impact the stability of the ERCOT power grid), conduct our normal operations, process customer information, and comply with regulatory and disclosure obligations. A cybersecurity breach could limit or disable communications, including communications within our technology platforms and between our technology platforms and systems operated by third parties. In the ordinary course of business, we also collect and retain data that could be sensitive in nature, including customer information and personal information about employees, and a cybersecurity breach could result in the release of such confidential information.

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

Severe weather, natural disasters, and other related phenomena have in the past and could in the future adversely impact us, and climate change could make such phenomena more prevalent and unpredictable.

Our electric delivery facilities and related assets are located in over 120 counties in Texas and could be, and have in the past been, damaged or impacted by severe weather events, such as significant storms, as well as natural disasters, wildfires or other emergency events. Our service territory covers a highly variable range of geographic, climatic, and vegetative regions, and weather conditions can vary significantly across our service territory. Any severe weather or similar events that cause extensive damage on our system or that affect the reliability of the ERCOT grid and market generally (including the amount of electricity produced by third-party generators and available for delivery by us to our customers) could have a material adverse impact on us, including causing outages or other disruptions in our operations, negatively impacting the reliability of our electricity delivery services, increasing our costs to repair or replace damaged facilities or equipment, and causing disruptions in planned projects, property damage, and personal injuries or loss of life for which we could face legal actions or risks, negative public perception, and regulatory, legislative, or legal actions. While our rates include an annual amount of revenue to recover ongoing self-insurance reserve costs, including storm damage costs, the amounts we actually incur in connection with any such events could significantly exceed the annual amount of recovery, which could negatively impact our cash from operations. We rely on our ability to deploy resources timely to complete restoration efforts and the availability of outside contractors (including industry-wide mutual assistance from third party public utilities). During severe weather events we may be unable to deploy sufficient resources to complete restoration efforts in a timeframe and manner acceptable to our customers due to increased demand for supplies and the high demand for outside contractors, which may expose us to fines, penalties, reputational harm, and other liabilities. Any costs and liabilities relating to severe weather events, natural disasters, wildfires or other emergency events may not be fully covered by our insurance policies and may not be fully recovered in rates, and any rate recovery may be delayed.

Severe weather, natural disasters, and other related phenomena could become more prevalent and unpredictable as a result of climate change or other factors, which could negatively affect our business and financial condition to the extent such events occur in or impact our service territory or lead to constraints in our supply chain. Customer energy needs vary with weather conditions, primarily due to fluctuations in temperature and humidity. To the extent weather conditions are affected by climate change, customer energy use could increase or decrease depending on the duration and magnitude of the changes. More frequent extreme weather conditions and seasonal fluctuations also impact the variability of load and generation. Weather conditions also impact transmission and distribution system operations. For example, exceptionally warm weather conditions for a long duration, which generally would result in increased customer energy usage, would also result in increased operational risks for transmission and distribution infrastructure, such as the risk of equipment malfunction due to continuous operation. In 2025, our service territory saw various severe weather events, including both extreme drought and extreme flooding, significant rainfall, storms, large hail, damaging winds, ice storms and tornados, which impacted our service territory and led to prolonged outages and extensive restoration efforts. Prolonged power outages to customers and business interruptions from outages could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Wildfires could have a material adverse effect on our business.

Wildfires have the potential to negatively affect communities within our service territory and the surrounding areas, as well as our transmission and distribution system. The possibility of wildfires and the risk of damage to our network and facilities resulting from them may be exacerbated by severe weather events or weather conditions, including prolonged periods of hot, dry weather potentially combined with strong winds, and such weather conditions could worsen as a result of climate change. The continued expansion of the wildland-urban interface has also increased wildfire risk to communities in our service territories. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Although we proactively take steps to mitigate wildfire risk, wildfires can occur even when effective mitigation procedures are followed. Wildfires caused, or allegedly caused, by our transmission and distribution assets or our operation or maintenance practices, could expose us to litigation, costs, fines, penalties, reputational harm, and other liabilities, including for economic damages, personal injury, loss of life, or property damage. Furthermore, any damage caused to our assets, loss of service to our customers, or liability imposed on us as a result of wildfires could negatively impact our business, reputation, financial condition, results of operations and cash flows. Recent Texas legislation requires filing of a wildfire mitigation plan for PUCT approval, and it is expected that failure to appropriately implement any approved plan could result in penalties. While we have maintained a wildfire mitigation plan for several years, that plan could be subject to revision to obtain the required PUCT approvals and those revisions could subject us to increased costs and compliance activities.

Rating agencies have also indicated concerns regarding wildfire risk for our industry in general, noting changing climate conditions as a factor in elevating wildfire risks. In addition, rating agencies have highlighted wildfire risk in Texas in particular given that Texas does not have certain legal protections available in other jurisdictions, such as an aggregate liability cap on damages relating to a wildfire event and the lack of an affirmative defense to shield utilities from liabilities when faced with wildfire litigation. In July 2025, one of the credit rating agencies lowered our credit rating, citing elevated wildfire risk as a primary consideration in the downgrade. The downgrade has caused increases in borrowing and commitment fees under our Credit Facilities. Furthermore, any further action taken by rating agencies with respect to our ratings as a result of their perception of our wildfire risk could negatively impact our business, reputation, financial condition, results of operations and cash flows.

We maintain excess liability insurance that includes wildfire coverage, although this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover all of the costs associated with the consequences of any wildfire. Likewise, our ability to obtain wildfire insurance at rates we believe are commercially reasonable, or at all, and the coverage provided by any such insurance could be affected by events outside our control. While recent Texas legislation clarifies the ability of utilities to self-insure certain wildfire risks, any such self-insurance plan is subject to various restrictions, including PUCT approval.

Insufficient electricity generation, overall system congestion, and disruptions in the power supply within ERCOT are outside of our control and could interrupt and/or negatively impact our operations and impact public perception of us.

We are not a generator of electricity and have no control over the amount of electricity generated and the mix of generation resources within the ERCOT market. The electricity we transmit and distribute to REPs, electricity distribution companies, electric cooperatives and municipally-owned utilities is obtained by these entities from electricity generation facilities. Electricity demand in ERCOT has increased in recent years and is expected to continue to increase. Projected load growth across the ERCOT system could, if not sufficiently addressed through system design and reliability measures, negatively impact electric infrastructure reliability and potentially cause system-wide stresses. ERCOT’s December 2025 regional transmission plan forecasts 159,000 MW of peak demand for 2031, compared to the current peak hourly demand record of 85,508 MW set in the summer of 2023. Demand may be further increased during periods of extreme weather, such as during hotter than normal temperatures and prolonged cold temperatures. In November 2025, NERC issued its winter reliability assessment and noted the risk of reserve shortage during the peak load hour and high-net-load hours, particularly under extreme load conditions that accompany freezing temperatures for the 2025-2026 winter season in the ERCOT market. The continued risk remains elevated due primarily to strong load growth from new data centers and other large industrial end users where peak demands occur during reduced output from dispatchable resources. In addition to the unprecedented load growth in ERCOT, the ERCOT system is experiencing a growing amount of congestion. The STEP is designed to mitigate some of this congestion. However, there is no guarantee that the execution of STEP and the PBRP will eliminate or reduce the amount of congestion within the ERCOT system. Significant uncertainty exists regarding future increases in energy demand within the ERCOT system, including whether and how the generation to supply this power will be built at the scale and on the timeframe currently projected. In the event insufficient electricity generation or stresses on the system result in power outages, public perception of our industry as well as economic development in ERCOT could be adversely impacted. In addition, if electricity generation is disrupted or if electricity generation is inadequate, our electricity delivery services may be diminished or interrupted, which could have an adverse impact on our reputation, results of operations, financial condition, and cash flows.

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

Our capital deployment plan may not be executed as planned, which could adversely impact the services we provide as well as our reputation, financial condition and results of operations.

There can be no guarantee that the execution of our capital plan will be successful or done in accordance with current anticipated spend amounts, and there can be no assurance that the capital investments we currently intend to make in connection with our electricity delivery business will be implemented as contemplated or produce the desired improvements to service and reliability or cost management. A significant portion of our five-year capital expenditure plan is attributable to addressing expected growth in ERCOT, particularly due to increased projected demand due to large scale transmission projects and LC&I customers. Any changes in planned projects or projected growth in our service territory could materially impact our capital expenditures and consequently our capital expenditures plan, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Furthermore, there can be no guarantee that our capital investments will ultimately be fully recoverable in rates.

A significant portion of our facilities were constructed many years ago; older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to keep operating at peak efficiency or reliability. While our capital expenditure plans include projects to successfully maintain or replace our aging infrastructure and address the expected growth of electricity demand in our service territory, there can be no assurance that any such projects will be completed in a timely manner or at all, or fully meet all customer requirements at all times. Our capital expenditure plan includes a significant number of customer-requested projects, such as transmission point of interconnection requests from large load customers. These projects involve risks, as they could be cancelled for various reasons, including by the customer or due to failure to receive necessary regulatory approvals or permits. Projects to construct, upgrade, or maintain transmission and distribution infrastructure are subject to various additional uncertainties, including regulatory approvals, permit/license acquisition, land/easement acquisition (including requirements and constraints relating to eminent domain), labor and contractor availability, global trade restrictions, volatile commodity prices, supply chain disruptions, inflation, tariffs, executive orders, costs of materials and labor, and forecasts of future electric load needs. Execution of our capital plan could also be impacted by capital availability, macroeconomic conditions, regulations, ERCOT policies or directives, ERCOT grid needs, weather, natural disasters, wildfires, emergency events, equipment malfunction or failure, accidents, terrorist attacks, cybersecurity events, failure of technology platforms, or other events outside of our control. Failure to execute on our capital deployment program as planned could adversely impact service reliability, as well as our reputation, financial condition, results of operations, and prospects.

Our capital expenditure plan includes the significant, large-scale buildout of new transmission lines, including lines that will introduce the 765-kV voltage class to the ERCOT market, and these large-scale projects face various challenges that could impact our execution strategy.

ERCOT’s STEP provides for significant transmission buildout in the state of Texas over the next several years, including the PBRP to support the electricity needs of the Permian Basin as well as additional new lines to serve the non-Permian Basin portions of the state. Among the projects are new lines that will introduce the 765-kV voltage class to the ERCOT market. We have responsibility for designing, building, and maintaining a significant portion of the projects in the STEP, which is expected to total billions of dollars in investments. These projects require execution at a larger scale and more aggressive pace than ordinary course construction projects. Oncor’s PBRP projects alone are currently anticipated to require approximately $8 billion in capital investment over the next five years, and are targeted to be placed into service by December 31, 2030. Under the legislation implementing the UTM, if the in-service date for PBRP projects (including the 765-kV PBRP projects) is delayed, we could lose the ability to defer certain expenses unless we demonstrate the reasonableness of such delay. These significant transmission projects have required, and will continue to require, increases in both our internal headcount and contractor resources, which requires significant time and resources given the training and skill required for personnel working on these projects. Additionally, these aggressive timelines challenge our ability, and the ability of our vendors and suppliers, to meet milestones and procure sufficient materials. The projects also require significant new rights-of-way, requiring negotiations with landowners and potential condemnation proceedings that have resulted in, and could continue to result in, higher than anticipated real property-related costs. Any delays or cost escalations could adversely affect our abilities to execute our development strategy.

Timely advancement of these projects will also be dependent on actions by parties outside of our control. For example, numerous Certificates of Convenience and Necessity (CCN) applications are required to be filed in connection with our 765-kV projects. These applications are subject to review and approval by the PUCT. Applications filed to date for these projects have resulted in increased participation by community groups, landowners, and other stakeholders. Additionally, state and local officials have expressed increased interest in these projects, including the transmission routing, cost allocation, and overall infrastructure design. We expect similar engagement with respect to the remaining 765-kV CCN applications to be filed. Heightened public or political scrutiny may extend regulatory timelines, result in additional studies or route modifications, or create additional opposition that increases costs, impairs our ability to secure rights-of ways and other property rights, delays construction timing, necessitates design modifications, results in negative publicity or adversely impacts our relationship with the communities we serve. Approved applications may be on terms significantly different than what we currently expect or project with regards to construction timing and capital expenditures. Legislative or regulatory action that changes, delays, or stops the development of any of the 765-kV or other large-scale transmission projects that we have the responsibility to construct could result in a material adverse impact on our financial conditions and results of operations.

Demand for energy from high usage customers, including data centers, will require a rapid and significant increase in our infrastructure, but that forecasted energy demand may not be fully realized and we may not be able to recover all of the costs expended by us on projects related to those customers.

We have seen and expect to continue to see significant demand for transmission interconnection from LC&I customers, including data centers. Projected electric demand from these LC&I customers, based on the customers’ transmission interconnection requests, is currently expected to far exceed our current system peak load. Data center electric demand associated with increasing demand for cloud services, AI technology, and blockchain technology is likely to require a rapid and significant increase in our grid infrastructure. The ability to serve these new LC&I requests, including the activities and costs related to the planning, analysis, financing, and construction of transmission infrastructure required to meet these high demands of such customers is significant in terms of both cost and time, and we may not be able to plan, receive required regulatory approvals, finance, and execute on requests in a timely manner. Additionally, forecasting future demand is challenging due to the possibility that a high usage customer may decide not to take energy, to take less energy than anticipated, or not to take service on the anticipated schedule, due to changes in business needs, construction delays, technological advances that improve energy efficiency, or other factors which may result in lower energy demand for energy than anticipated and planned for. In addition, various statutes, regulatory requirements, and ERCOT rules and policies increasingly govern the connection of new LC&I customers to the grid, and these regulations and procedures are under significant and rapidly evolving scrutiny, development and modification.  How these provisions are ultimately implemented could significantly impact the desirability of the ERCOT market to these customers or our ability to interconnect them upon the timelines requested by the customers. Certain of these new customers may be transitory and exit our service territory for reasons outside of our control. In the event that actual demand is lower than projected, our capital expenditure plans, results of operations, financial condition, cash flows, business projects, and public perception could be adversely impacted.

While we require customers who do not meet certain credit quality thresholds to provide collateral to us before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities, there can be no assurance that if such projects are canceled we’ll be able to recover all of the costs expended by us on those projects. We would generally expect to recover our costs for such construction projects once the projects are placed into service and become part of our rate base, but requiring security helps us to mitigate the risk of expending funds on construction projects that are not put into service due to customer cancellation and as a result not recoverable in rates. At December 31, 2025, we held an aggregate of approximately $2.4 billion in letters of credit, $266 million in parent/affiliate guarantees and $632 million in restricted cash as customer-provided collateral. Such customer-provided collateral is subject to return in accordance with PUCT rules, ERCOT requirements, our tariffs, or the terms of various extension or interconnection agreements we have with our customers. Any cash provided as security is held by us in an escrow account and classified as restricted cash. We require letter of credit and parent/affiliate guarantee providers to meet certain minimum credit rating requirements. However, there can be no guarantee that we will ultimately be able to collect on any such non-cash collateral. In addition, an economic event leading to bank failures or resulting in significant distress on the financial system could have a negative impact on our ability to recover cash for cancelled projects already under construction. If we are not able to recoup our costs for a project through the customer provided collateral and the project is not put into service, we would likely not be able to recover our construction costs in rates. Failure to recover construction project investments through customer-provided collateral or rates could have an adverse impact on us, and those amounts could be material.

As an owner and operator of electricity delivery facilities, we face significant operational risks, including the risk of physical attacks on our infrastructure, that could adversely affect us.

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

In addition, we face threats from threat actors who wish to disrupt the ERCOT bulk power grid or electricity delivery operations in our service territory by physically damaging our transmission and distribution assets. We also face threats related to vandalism, theft, trespassing and acts of civil disobedience that could result in interruptions to our operations. In recent years, physical attacks on utility assets have increased in frequency and severity across the nation. A physical attack on our assets could interfere with normal business operations and affect our ability to control our transmission and distribution system. Certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a breach in any one key physical asset could potentially impact other areas of our system. A physical security breach could adversely affect our reputation, expose us to material regulatory penalties and/or materially affect our results of operations, liquidity and financial condition. Additionally, threats of violence, actual violence and other concerns may result in field employees being unable or unwilling to complete critical functions.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above. In addition, costs incurred in connection with the hazards associated with the operation and maintenance of electricity delivery facilities may not be fully recovered through rates. If the amount of insurance is insufficient or otherwise unavailable, and if we are unable to fully recover in rates the costs of uninsured losses, we could be materially affected.

The litigation environment in which we operate poses a significant risk to our business.

We are involved in the ordinary course of business in a number of lawsuits arising out of our business operations, including personal injury litigation, and have spent, and continue to spend, significant money, time and employee and management focus on such lawsuits and other proceedings. Electricity poses hazards for our workforce and the general public in the event that either comes in contact with electrical currents or energized equipment. Deaths, injuries, property and equipment damage and environmental damage caused by such events can subject us to liability. We are also involved in lawsuits relating to power outages. Insufficient electric generation availability during winter storm Uri in February 2021, led ERCOT to mandate that Oncor and other Texas distribution utilities significantly reduce demand on the grid by rotating outages. As a result of the load shed, customers experienced power outages across ERCOT, including in our service territory, some for prolonged periods of time. Approximately 200 cases have been filed against us as well as various ERCOT market participants relating to such power outages. The litigation is currently consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. In one of the motions to dismiss, all claims against the transmission and distribution utilities that were party to the proceeding, including Oncor, have been dismissed from the proceeding, but that dismissal has been appealed and we cannot predict the outcome of the appeals process relating to the dismissal of those claims, or other appeals, and the ultimate impact of the litigation on our business.

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

Our revenues are concentrated in and collected through a small number of customers and a significant delay or default in payment, particularly from REPs, could adversely affect us.

Our revenues from each of the transmission and distribution operations of our business are concentrated in a small number of customers. As of December 31, 2025, our revenues from our distribution operations are primarily collected from over 100 REPs that sell the electricity we distribute to end-use consumers in our certificated service area. REPs are generally noninvestment grade. Revenues from REP subsidiaries of our two largest customers collectively represented 25% and 21%, respectively, of our total operating revenues for the year ended December 31, 2025 and 25% and 23%, respectively, of our total operating revenues for the year ended December 31, 2024. We also collect network transmission revenues from nearly 40 different customers, consisting primarily of distribution companies, cooperatives and municipally-owned utilities. Currently, the majority of this network transmission customer revenue comes from customers who are investment grade and, as a result, are generally considered low credit risk.

If a REP cannot make timely payments, PUCT rules require that customers be shifted to another REP or a provider of last resort. Applicable PUCT regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and we thus remain at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. While PUCT rules allow for the recovery of uncollectible amounts due from REPs (but not network transmission customers) through rates, such recovery is ultimately subject to PUCT approval.

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

We are dependent upon a limited number of suppliers and service providers, and disruptions in our supply chain or the availability of our suppliers to perform on expected or acceptable terms, could negatively impact us.

We rely on a limited number of suppliers and service providers in certain circumstances to provide us with specialized materials and services, including for construction, maintenance and repair of electricity delivery facilities and power lines, information technology and customer operations. We often compete with other companies both in our industry and outside of our industry for materials and services from certain suppliers and service providers. The financial condition of our suppliers and service providers or their ability to perform has been, and may continue to be in the future, adversely affected by local, national and global events, including health epidemics or pandemics, climate change, severe weather events, natural disasters, supply chain issues, foreign policy and global trade restrictions, tariffs, executive orders, demand, wars, terrorist attacks, regulations, or general economic conditions, such as credit risk, commodity availability and pricing, inflation, labor availability and cost, and turbulent macroeconomic events. We have made a concerted effort where possible to expand the number of suppliers and service providers that provide us materials and services. Despite these efforts we may not be successful in mitigating our reliance on a limited number of suppliers and service providers. Furthermore, it may not be possible, efficient, or cost effective to expand the number of suppliers and service providers due to the standard of materials and services that we require and expect. Sourcing from additional suppliers and service providers could expose us to substandard quality of materials and services or substandard deliverables, which could result in missed deadlines, non-compliance with industry standards, or lower reliability metrics, each of which would have an adverse effect on our business, financial condition, results of operation, reputation and/or business prospects.

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

The delivery of components, materials, equipment and other resources that are critical to our business operations and corporate strategy has been, and may continue to be in the future, restricted by domestic and global supply chain challenges. Reduced availability of necessary materials, import/export restrictions, tariffs, and delays in delivery have delayed, and could continue to delay, maintenance, repair and construction projects, which have increased, and could continue to increase, costs and could also have an adverse impact on our reputation, capital plan, cash flows, liquidity, financial condition and/or results of operations. For example, in 2025, the current administration began implementing tariffs on materials and equipment that has impacted our suppliers. Our suppliers in many instances have shifted that increased cost directly to us. Additional or higher than anticipated costs in the future could have an adverse impact on our business, financial condition, results of operations, liquidity, and cash flows. International and political tensions as well as a decline in the manufacturing workforce could further exacerbate supply chain challenges. Increasing cost and availability of labor and inflation have also contributed to supply chain disruptions and higher construction and operating costs.

Disruptions in the insurance market could impact our ability to obtain coverage on reasonable terms, and insurance may not cover all potential losses.

Our ability to obtain insurance at rates we believe are commercially reasonable, and the cost of and coverage provided by such insurance, could be affected by events outside our control, including the willingness of insurers to provide such coverage. The occurrence of wildfires and other natural disasters, among other things, have had disruptive effects on insurance markets in recent years, particularly for electric utilities, making the process of obtaining insurance coverage increasingly more difficult and costly. In the future, the availability of insurance covering risks that we and other electric utilities typically insure against (including cyber liability insurance and excess liability insurance including wildfire coverage and litigation coverage) may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums, and/or more restrictive policy terms. Further, the insurance policies may not cover all of the potential exposures or the actual amount of any loss incurred. Any losses not covered by insurance, or any increases in the cost of applicable insurance, could adversely affect our results of operations, financial position or cash flows.

Our future success is dependent on our ability to identify, attract, develop and retain sufficient qualified personnel to meet our business needs, and failure to do so could adversely impact our operations.

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

As of December 31, 2025, approximately 13% of our employee population is retirement eligible and approximately 28% of our employee population, excluding interns, has worked with us for less than three years. Failure to adequately replace those retiring employees and transfer significant internal historical knowledge and expertise to new employees may adversely affect our business operations. In addition, limited availability of contract resources, could cause the cost of contract labor to rise.

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

We face risks related to health epidemics and pandemics, which could lead to the disruption of our business operations by impacting the global economy and our employees, REPs, end-users, wholesale customers, network transmission customers, service providers, vendors and suppliers. These effects could also have a variety of adverse impacts on us, including reduced demand for electricity, delayed or delinquent customer payments to us (including as a result of end use customer failures to pay REPs and/or any state or national moratoriums on customer disconnections), slowed growth in our service territory, reduced availability or productivity of our workforce, constraints on our supply chain, increased supplier, labor and contractor costs, reduced labor or contractor availability, impairment of goodwill or long-lived assets, increased pension funding requirements due to a decline in pension asset values, impairment of our ability to develop, construct and/or operate our facilities, and impairment of our ability to access funds from financial institutions and capital markets.

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

PURA provides for our recovery of pension and OPEB costs related to the regulated utility service of our employees as well as certain employees of our former affiliates, and we are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts in these regulatory assets are ultimately subject to regulatory approval, and disallowance of any of these regulatory assets could have an adverse effect on our financial condition, results of operations and/or cash flows. At December 31, 2025 and 2024, we had recorded net regulatory assets (after taking into account related regulatory liabilities) totaling $247 million and $242 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income. See Note 2 to Financial Statements for further information regarding these regulatory assets.

We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, and we may not be able to realize the anticipated benefits of any such acquisitions.

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

The growth of DER and similar technologies or actions that decrease demand or consumption of electricity we deliver may significantly adversely impact us.

The electric industry is undergoing significant technological change, particularly regarding development and availability of DER, alternatives to traditional transmission and distribution solutions such as distributed generation (including solar panels and microgrids), batteries and other energy storage, energy efficiency technologies, demand response technologies (such as electric vehicle-to-grid or vehicle-to-home solutions) and other grid management solutions. As DER usage continues to grow, it could reduce the amount of or alter the nature of electricity delivery usage and demand on our system, complicate the operation of our delivery system (such as by increased multi-directional power flow through use of aggregated DERs that may export power to the grid under ERCOT instruction), negatively impact the reliability of our system, or make investments in transmission and distribution infrastructure less desirable. Regulatory decisions made with respect to DER, including with respect to ERCOT market rules and transmission and distribution utilities’ ability to invest in non-traditional electricity delivery solutions, could adversely impact our costs, revenues, and operations. To the extent DER controlled by entities other than Oncor (including behind the meter alternatives and private use networks) become a more cost-effective or otherwise preferred option for certain customers, our revenues, financial condition, results of operations, cash flows, capital expenditures, and business prospects could be materially adversely impacted. Additionally, under the existing regulatory framework, DER usage could force us to spread costs over fewer customers, thereby increasing costs for those that do not have DER.

Also, electricity demand and usage could be reduced or modified by effective energy conservation or demand management by our customers. Such a reduction, absent regulatory changes related to how Oncor recovers investments in rates, could materially adversely impact our revenues, financial condition, results of operations and cash flows.

We may not be successful in our adoption of AI, which could adversely affect us.

We currently use AI in selective instances and are exploring additional uses of AI and its potential to enhance our operations. However, there are significant risks involved in developing and using AI, and there can be no assurance that the use of AI will enhance our operations or be beneficial to our business. Furthermore, our AI-related efforts may give rise to new or different risks including those related to harmful content, accuracy, bias, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, new or amended laws, rules, directives, and regulations governing the use of AI, litigation, ethical concerns, negative public perception, or other complications that could adversely affect our business, reputation, or financial results. Similarly, as AI continues to evolve, we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require, which could also adversely affect us. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from the adoption of AI initiatives.

Goodwill that we have recorded on the balance sheet is subject to at least annual impairment testing, and as a result, we could be required to write off all or a portion of this goodwill, which may adversely impact our reported financial condition and results of operations.

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

Our access to U.S. and foreign capital and credit markets and our cost of debt could be directly affected by changes in our credit ratings or ratings outlook. Regulatory or legislative actions (particularly any affecting our ability to recover costs or earn an adequate return), changes in our financial performance, our capital expenditures plan, liquidity needs, extreme weather events and wildfires, as well as unfavorable conditions in the capital and credit markets, among other things, could result in credit agencies changing our credit ratings or ratings outlook. In addition, specific regulatory decisions with respect to us or other utilities comparable to us could also have an impact on our credit ratings or ratings outlook. For example, rating agencies have noted that in Texas, regulators have mandated equity ratios significantly lower than the national average for rate-making purposes and this reflects unfavorably in our credit metrics. In addition, one rating agency lowered our credit ratings in July 2025 citing elevated wildfire risk as a result of changing climate conditions and the lack of certain legal protections available to us for wildfire litigation in Texas. Adverse action with respect to our credit ratings or ratings outlook generally causes debt issuance and borrowing costs to increase and the potential pool of investors and funding sources to decrease. Our Credit Facilities also provide that interest rates charged for borrowings and commitment fees on undrawn amounts may be adjusted based on our credit ratings.

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

Certain of our credit ratings are currently higher than those of Sempra, our indirect majority equity owner. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings or ratings outlook could decline. Despite our ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to our credit ratings or ratings outlook in response to activities involving financing and liability management activities by our indirect majority equity owner.

Market volatility may impact our business and financial condition in ways that we currently cannot predict.

We expect to rely on access to U.S. and foreign financial markets as a significant source of funding for capital requirements. It is likely we will incur additional debt in connection with our large capital expenditure projections, which include continuing significant investments in transmission and distribution infrastructure. Our ability to access the capital, credit, or commercial paper markets may be severely restricted, or limited entirely, due to market conditions at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. Any such adverse market conditions could be due to circumstances completely outside of our control, such as a recession, depressed economic conditions, interest rates, political instability, pandemics, inflation, war, terrorism, sanctions, bank failures, or extreme volatility. In addition, the cost of debt financing may be materially and adversely impacted by changes in general interest rates. In 2025, we saw increased borrowing costs continue due to elevated interest rates. Disruptions in the banking sector could increase the cost of capital and reduce our access to capital, lines of credit, and certain financing options. Even if we are able to obtain debt financing, we may be unable to recover in rates some or all of the costs of such debt financing if they exceed our cost of debt as approved by the PUCT in our most recent base rate review or subsequent base rate reviews, which could adversely affect our earnings and cash flows. Fluctuations in actual market returns, as well as changes in general interest rates may also result in increased or decreased employee/retiree benefit costs in future periods. Additionally, disruptions in the financial markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, slowing growth in our service territory, payment defaults by REPs or other customers, or failure by our suppliers to perform their contractual obligations, which could have a negative impact on our revenues, financial condition or results of operations, or have an impact on our customers, counterparties and/or lenders, causing them to fail to meet their obligations to us.

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

Our significant capital needs could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.

Our operations are capital intensive. We expect to rely on access to U.S. and foreign financial markets as a significant source of funding for capital requirements not satisfied by cash-on-hand, operating cash flows, our Credit Facilities, the Term Loan Credit Agreement, the CP Program, or our AR Facility. We have also historically retained earnings that could have been distributed to our members and invested them in the business. In addition, we have regularly received capital contributions from our members and expect to continue to seek member capital contributions in the future. However, our LLC Agreement provides that no member may be required to make any additional capital contributions to us.

The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty, could adversely impact our ability to sustain and grow our business and would likely increase capital costs that may not be recoverable through rates. Accordingly, there can be no assurance that the capital, credit, and commercial paper markets will continue to be a reliable or acceptable source of short-term or long-term financing for us. Additionally, we may not be able to access certain financing products as a result of our governance structure, including the terms of our LLC Agreement. Our access to the capital, credit, and commercial paper markets, our Credit Facilities and our AR Facility, and the pricing and terms we receive in the financial markets, could be adversely impacted by various factors, such as:

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

•a deterioration of the credit of Sempra or its affiliates (other than the Oncor Ring-Fenced Entities) or any other direct or indirect owner of Oncor or their affiliates or a reduction in the credit ratings or ratings outlook of Sempra or such affiliates that is perceived to potentially have an adverse impact on us despite the ring-fencing of the Oncor Ring-Fenced Entities from Sempra and such affiliates;

•changes that impact accounts receivables from REPs and related rights resulting in a change to eligible receivables under our AR Facility;

•a material breakdown in our risk management procedures; or

•restrictions on our ability to issue CP Notes or access our Credit Facilities or our AR Facility.

We are also subject to certain limitations on our ability to incur indebtedness. We are required to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Currently, our authorized regulatory capital structure set by the PUCT is 57.5% debt to 42.5% equity. At December 31, 2025, our regulatory capital structure was 56.3% debt to 43.7% equity. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure and we are able to issue future long-term debt only to the extent that such issuance would not cause our regulatory capital structure to exceed the authorized regulatory debt-to-equity ratio. In addition, certain of our debt agreements contain debt-to-capital ratio covenants that effectively limit our ability to incur indebtedness in the future.

Our ring-fencing measures may not work as planned, which may result in a bankruptcy court subjecting Oncor to the claims of its affiliates’ creditors.

Various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of Sempra or any of its affiliates or any other direct or indirect owners of Oncor or Oncor Holdings or their affiliates in connection with a bankruptcy of any such entities. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation is appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that is subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the affiliated entity that is a debtor in bankruptcy and subject to the same substantive consolidation order. If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor’s assets. See “Items 1. and 2. Business and Properties—Ownership Structure and Ring-Fencing Measures” for additional information on our ring-fencing measures.

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

Our Cybersecurity Strategy

Our cybersecurity strategy is built on “defense-in-depth” as recommended by the National Institute of Standards and Technology. We have processes in place to identify, assess, and manage material risks from cybersecurity threats. We have developed and implemented, and we continue to develop and implement, protective measures to reduce risk, manage incidents, and sustain our security posture. For example, in our efforts to lower the risk of ransomware attacks, we have increased our cybersecurity operations by strengthening our defense-in-depth approach to protections and controls, operational resiliency, cyber hygiene and monitoring. Specific steps include tool deployments to mitigate ransomware threats and impacts, as well as implementation of practices and enhancements to minimize the risk of ransomware launching and spreading across the organization. These efforts also include the ongoing identification, review and mitigation of vulnerabilities to our owned or operated systems. An additional protective measure to reduce risk with respect to the unauthorized access to confidential and sensitive data in Oncor’s possession includes our data risk management (DRM) program. Our DRM program focuses on data loss prevention, including as the result of unauthorized access or acquisition, by taking proactive steps to limit confidential and sensitive information from being managed or distributed electronically in an unsecure manner. Led by our executive leadership team, as well as a governance committee and operational stakeholders, our DRM group provides formal guidance, including policies and standards, to reduce our data risk. We continue to participate, review, assess and adjust our mix of activities to improve our grid operations, digital perimeter security and information security. For example, we continuously evaluate and implement additional governance focused defensive measures as a result of National Institute of Standards and Technology guidance.

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

While we have not experienced a cybersecurity incident to date that has had a material impact on Oncor, we have experienced, and expect to continue to experience, threats and attempted intrusions into our technology systems and platforms. Our third-party vendors have been subject, and will likely continue to be subject, to acts that disrupt or attempt to disrupt the services they provide to us. Our technology team works to evaluate third-party solutions purchased, implemented or upgraded to ensure they meet our cybersecurity requirements. Threat actors could also attempt to use our third-party vendors as a conduit to attack us. We are subject to evolving cyber risks related to adversaries attacking our technology infrastructure and platforms and the technology infrastructure and platforms of third-party vendors. See “Item 1A. Risk Factors—Risk Related to Our Business and Operations—Cyber-attacks on us or our third-party vendors could disrupt business operations, initiate the loss or disclosure of critical operating or confidential data, adversely impact our reputation, and expose us to significant liabilities.” A future cybersecurity incident could potentially have a material impact on our business, operations and financial condition. In addition, non-compliance with electric industry specific regulations or violation of laws could have financial penalties, as well as impact our reputation, which could materially impact our results of operations or financial condition. Cybersecurity risk has also contributed to, and is expected to continue to contribute to, increased capital expenditures and operation and maintenance expenses, including as a result of the need for additional hardware, software, equipment, personnel, training and third-party service providers, as well as increased cyber insurance costs.

Our Cybersecurity Team

Our management is responsible for assessing, managing and mitigating all risks relative to our business, including material risks from cybersecurity threats. Within our management team, assessment, management, and mitigation of cybersecurity threats is primarily overseen by our technology group, which has extensive experience in cybersecurity, technology, and digital grid operations. Our technology group is led by Joel Austin, our senior vice president and chief digital officer, and Malia Hodges, our senior vice president and chief information officer. Mr. Austin has nearly 40 years of technology operations, utility industry, and leadership experience, including nearly 20 years of cybersecurity oversight experience. Ms. Hodges has more than 25 years of technology operations, utility industry, and leadership experience, including nearly 10 years as our chief information officer, with responsibility in that role for management of Oncor’s technology function, including cybersecurity. Both Mr. Austin and Ms. Hodges are long-time members of the Edison Electric Institute security and technology policy committee, which focuses on working with federal agencies on cybersecurity risks relevant to the electric industry. Mr. Austin has testified on cybersecurity issues facing the State of Texas and the electric utility industry in front of multiple Texas legislative sub-committees and been asked to discuss cybersecurity risks with members of the U.S. Congress. Mr. Austin and Ms. Hodges also work closely and regularly with PUCT staff and PUCT commissioners on cybersecurity risks and mitigations. We have recently created a new vice president of technology operations position that is focused on further enhancing our cyber and digital grid security and operations. Our vice president of technology operations has over 40 years of experience in the utility and technology industries, including implementing and overseeing our programs designed to protect our digital grid and critical infrastructure. Additionally, we have a designated chief information security officer who has over 40 years of experience in cybersecurity, a master’s degree in cybersecurity and a doctorate degree in cybersecurity/information assurance. Within our technology group, we maintain a dedicated cybersecurity group and 24/7/365 team that responds to and protects against cybersecurity risks. Our collective cybersecurity staff consists of a group of employees and contractors located inside and outside the state of Texas with a wide range of specialized skills and experience, including through service in the U.S. military and federal agencies, cybersecurity-related certifications, membership and advisory and board positions with industry groups and non-profit organizations focused on cybersecurity, and training in the cyber defense tools and methods we deploy, as well as various higher education degrees related to cybersecurity.

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

Our senior leadership team, which includes Mr. Austin and Ms. Hodges, has established a risk management framework to actively manage, mitigate and report on the various risks faced by Oncor. Pursuant to that framework, as frequently as necessary, but not less than quarterly, members of our senior leadership team and additional members of management meet to review and assess various operational, functional, legal and other types of risks facing the company, including risks related to cybersecurity. Discussions at these risk management forums include mitigation strategies and actions to provide oversight and assign responsibility for ongoing treatment and monitoring each specific risk. Risk management information collected at these meetings is then distributed at least quarterly to the Audit Committee and/or our full board of directors. In addition, our risk management efforts, including risks related to cybersecurity, are reported on to the Audit Committee and/or the full board of directors at least quarterly. Mr. Austin and Ms. Hodges also provide separate written reports on cybersecurity risks and activities to both the Audit Committee and the full board of directors, with specific discussion time devoted to cybersecurity at the Audit Committee and/or the full board of directors at least quarterly.

Item 3.LEGAL PROCEEDINGS

For a discussion of material regulatory proceedings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Regulatory Matters.” We are also involved in other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations, or cash flows.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2025, 80.25% of our membership interests were held by Oncor Holdings and 19.75% were held by Texas Transmission. For information on beneficial ownership of our membership interests, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” None of the membership interests are publicly traded, and none were issued by Oncor in 2025.

See Note 8 to Financial Statements for a description of cash capital contributions and distributions between us and our members.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and the notes to those statements as well as “Item 1A. Risk Factors.”

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts in the tables in the following discussion and analysis are stated in U.S. dollars in millions and/or in millions of the applicable foreign currency unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company. We operate the largest transmission and distribution system in Texas based on the number of end-use customers and circuit miles of transmission and distribution lines, delivering electricity to more than 4.1 million homes and businesses and operating more than 145,000 circuit miles of transmission and distribution lines at December 31, 2025, all with a focus on safety, reliability, and affordability. For more information on our business, see “Items 1. and 2. Business and Properties.”

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

Significant Activities and Events

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — In June 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in our service territory that have retained original jurisdiction over rates. On January 29, 2026, we filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding. See Note 2 to Financial Statements and “—Regulation and Rates—Regulatory Matters” below for a discussion of the comprehensive base rate review.

UTM — On June 20, 2025, Texas House Bill 5247 (HB 5247) was signed into law and became effective. The bill establishes the UTM, which allows qualifying electric utilities to apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments, as an alternative to separate DCRF and TCOS capital tracker filings. We anticipate filing our initial UTM application on or after March 16, 2026 for eligible transmission and distribution investments placed into service after December 31, 2024 through December 31, 2025, and as a result have recorded regulatory assets for recoverable costs associated with those investments and recognized a corresponding amount in other regulated revenues. We also currently anticipate requesting interim TCRF updates through our UTM applications. See Notes 2 and 3 to Financial Statements and “—Regulation and Rates—State Legislation” below for more information on the UTM and our recognition of revenues and recording of regulatory assets following the enactment of HB 5247.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 5 and 6 to Financial Statements for information regarding our debt-related activities.

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

Regulation, Rates and Cost Recovery

The rates we charge for our electricity delivery services are set pursuant to tariffs approved by the PUCT and certain cities and, in the case of transmission service related to limited interconnections to other markets, the FERC. Our rates are subject to regulatory rate-setting processes and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Our rates are based on an analysis of our costs and capital structure in a designated historical test year, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT in a base rate review will judge any of our costs, including invested capital and costs included in a regulatory asset reported on the balance sheet, to have been prudently incurred and therefore fully recoverable. For example, in 2023 we recorded a charge against net income for a write-off of certain rate base disallowances in a comprehensive base rate review proceeding. The levels and timing of any approved recovery could also significantly differ from our requests. In addition, since rate recovery requests are made after spend on investment-related costs and operating costs have occurred, there is no assurance that our rates will produce recovery of our costs in line with amounts spent after test year periods and/or the full return on invested capital allowed by the PUCT, particularly during periods of increased capital spending by us, high inflation, increases in general interest rates, increases in insurance premiums or other situations resulting in increased costs incurred by us after our most recent base rate review.

We are required by PUCT rules to file a comprehensive base rate review within four years of the last order in our most recent comprehensive rate proceeding, unless an extension is otherwise approved by the PUCT. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that deadline. In June 2025, we voluntarily filed a request for a comprehensive base rate review earlier than required. On January 29, 2026, we filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding. The PUCT may choose to adopt, modify, or reject the stipulation and the proposed order included in the stipulation. See Note 2 to Financial Statements and “—Regulation and Rates—Regulatory Matters” below for a discussion of the comprehensive base rate review.

In between comprehensive base rate reviews, we are eligible to file capital trackers that help shorten the regulatory lag associated with recovery of transmission and distribution investments through regulated rates. PUCT rules allow for interim rate adjustments for these capital trackers that allow utilities to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. As a result of legislation signed into law in 2025 establishing the UTM, we can now through 2035 request capital tracker interim rate adjustments each year through the filing of either (i) a single UTM application (subject to meeting annual eligibility requirements) or (ii) up to two TCOS capital tracker applications for changes in transmission-related capital investments and up to two DCRF capital tracker applications for changes in distribution-related capital investments. It also allows utilities to defer to a regulatory asset all costs, including depreciation expense, taxes, and carrying costs, as soon as the capital investments are placed into service, as compared to the pre-UTM capital tracker process of beginning recovery for capital investments only upon issuance of a final order in a capital tracker proceeding. We anticipate filing our initial UTM application on or after March 16, 2026 for eligible transmission and distribution investments placed into service after December 31, 2024 through December 31, 2025, and as a result have recorded regulatory assets for recoverable costs associated with those investments and recognized a corresponding amount in other regulated revenues.

All investments included in a capital tracker update application are ultimately subject to prudence review by the PUCT in the next comprehensive base rate review after such assets are put into service, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment or related costs are found to be imprudent or inappropriately included in an interim rate adjustment.

Capital tracker rate adjustment applications include related updates of billing units arising from changes in customer growth and demand, whether positive or negative. Distribution billing units reflect the electricity demand or delivery volumes of our distribution end-use customers and transmission billing units reflect certain changes in average ERCOT-wide peak electricity demand. Regardless of whether a capital tracker is filed, billing unit changes will result in a variation of transmission and distribution base revenues and such changes in annual billing units could mitigate the need to file capital tracker applications.

The rate-setting and cost-recovery process is intended to provide revenues to recover the cost of providing electricity delivery service and a return on and recovery of our investment in rate base assets. As a result, management closely monitors our regulatory rate base and the capital expenditure budget which historically has increased our rate base. Our capital expenditure projections through 2030 are largely tied to expected continued ERCOT growth, particularly new transmission projects to meet that growth, as well as customer transmission interconnection projects and measures to maintain reliability on the system. The amounts we earn, particularly with respect to retail delivery services, are heavily impacted by the amount of electricity we deliver. Management monitors various drivers that could impact electricity consumption or demand on our system. Such drivers include weather, premise growth, ERCOT electricity demand growth, customer transmission interconnection requests, number of end use customers, and average customer usage and demand. In recent years, ERCOT has seen increasing population, business, and demand growth, and we expect growth in the number of customers we serve and volumes of electricity we deliver to continue as ERCOT growth continues. See “Items 1. and 2. Business and Properties—Oncor’s Market” for more information regarding ERCOT projected growth.

Except in certain instances, we are required to file an earnings report annually with the PUCT that includes our estimated regulatory rate base (representing total invested capital in service, as adjusted in accordance with PUCT rules) at the end of the previous calendar year. Our regulatory rate base as reported in these filings as of December 31, 2024 and 2023 was $26.6 billion and $23.1 billion, respectively. As calculated on a similar basis, our estimated regulatory rate base at December 31, 2025 was $31.5 billion. The increase in rate base in each of the last three years over each prior year reflects the significant capital investments we have made, and we expect rate base to continue to increase in 2026 and beyond based on Oncor’s anticipated capital investments. See “—Financial Condition—Liquidity and Capital Resources” for more information regarding our anticipated capital expenditures.

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

Significant storms and other emergency events that cause extensive damage on our system or affect electric capacity in the ERCOT market could result in unexpected challenges, including negative public perception, disruptions in our ability to provide electricity delivery services, regulatory and legislative actions, and increased maintenance expenses or capital expenditures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Severe weather, natural disasters, and other related phenomena have in the past and could in the future adversely impact us, and climate change could make such phenomena more prevalent and unpredictable,” for discussion of the potential impact significant storms could have on our business. Storm related costs are generally recorded as a regulatory asset and our ability to recover any amounts included in those regulatory assets in rates as well as the time period for such recovery is subject to PUCT review and approval.

Capital Availability and Cost

Our business is capital intensive and we expect to rely on access to financial markets as a significant source of funding. Our access to the capital, credit, or commercial paper markets and cost of any such debt could be directly affected by our credit ratings, ratings outlook and financial market conditions. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Certain of our credit ratings are currently higher than those of Sempra. If credit rating agencies were to change their views of our independence from Sempra and its affiliates (other than the Oncor Ring-Fenced Entities), our credit ratings could change. We believe this risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Adverse actions with respect to our credit ratings or ratings outlook could negatively affect our cost of debt and our ability to access capital,” and “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Our significant capital needs could be difficult to satisfy under some circumstances, including existing limitations on our ability to incur indebtedness and uncertain financial market conditions.”

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

Accounting for the Effects of Certain Types of Regulation

We are subject to rate regulation and our financial statements reflect regulatory assets and liabilities in accordance with accounting standards related to the effect of certain types of regulation (ASC 980). Regulatory assets and liabilities represent probable future amounts recoverable from or refundable to customers through the ratemaking process based on PURA and/or the PUCT’s orders, precedents, or substantive rules. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital subject to PUCT review for reasonableness. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 2 to Financial Statements for more information regarding regulatory assets and liabilities.

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

Our expense amounts related to income taxes and related balance sheet amounts are recorded pursuant to our tax sharing agreement, as discussed above. Recording of such amounts involves significant management estimates and judgments, including judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of assets related to income taxes, management considers estimates of the amount and character of future taxable income. Actual amounts related to income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. Our income tax returns, as well as the STH Texas margin tax returns in which we are consolidated filers, are regularly subject to examination by applicable tax authorities. In management’s opinion, any liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future amounts that may be owed as a result of any examination. There were no significant changes in estimates or assumptions in the accounting for the effects of income taxes during 2025.

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

For our annual goodwill impairment testing as of October 1, 2025, we elected to make a qualitative assessment of whether it is more likely than not that our estimated enterprise fair value is less than our enterprise carrying value. We concluded that our estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no quantitative assessment for impairment was required and no impairment was recognized in 2025.

Goodwill totaling $4.740 billion was reported on our balance sheet at each of December 31, 2025 and 2024.

Defined Benefit Pension Plans and OPEB Plans

We offer certain pension, health care and life insurance benefits to eligible employees (and certain eligible former employees of our former affiliates whose service was partially assigned to Oncor in connection with the deregulation and disaggregation of the Texas electric market in 2002) and their eligible dependents upon the retirement of such employees as we discuss in Note 9 to Financial Statements. We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in our PUCT-approved billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Accordingly, we recognize (principally as a regulatory asset or property) additional recoverable pension and OPEB costs consistent with PURA. Net regulatory assets related to our pension and OPEB costs increased $5 million during 2025. Amounts deferred are ultimately subject to regulatory approval.

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

RESULTS OF OPERATIONS

Operating Data

	Years Ended December 31,
	2025	2024	2023
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	78.1	74.7	70.0
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.1	1.0
Customer Average Interruption Duration Index (CAIDI) (non-storm)	70.4	69.8	70.7
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,111	4,046	3,969
Residential system weighted weather data (b):
Cooling degree days	1,884	2,071	2,268
Heating degree days	788	610	608
Operating statistics:
Electric energy volumes (gigawatt-hours):
Residential	47,312	46,444	47,112
Commercial, industrial, small business and other	125,463	116,247	109,365
Total electric energy volumes	172,775	162,691	156,477

	Years Ended December 31,
	2025	2024	2023
Operating revenues:
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (c)	$1,613	$1,477	$1,334
LC&I (d)	1,390	1,283	1,162
Other (e)	128	125	132
Total distribution base revenues	3,131	2,885	2,628
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	1,091	1,050	959
Billed to REPs serving Oncor distribution customers, through TCRF	605	574	539
Total TCOS revenues	1,696	1,624	1,498
Other miscellaneous revenues	96	95	88
Total revenues from contracts with customers	4,923	4,604	4,214
Other regulated revenues
SRP revenues (f)	180	1	-
UTM revenues (g)	104	-	-
Energy efficiency program performance bonus revenues	33	17	21
Total other regulated revenues	317	18	21
Total revenues contributing to earnings	5,240	4,622	4,235

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,475	1,394	1,291
EECRF and other revenues	63	66	60
Total revenues collected for pass-through expenses	1,538	1,460	1,351
Total operating revenues	$6,778	$6,082	$5,586

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

(d)Depending on size and annual load factor, distribution base revenues from LC&I customers are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior 11 months.

(e)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

(f)Includes revenues recognized for recoverable costs associated with distribution-related SRP, including operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances and related taxes.

(g)Includes revenues recognized for recoverable costs associated with UTM eligible transmission and distribution capital investments put into service after December 31, 2024 through December 31, 2025, including depreciation expenses, carrying costs on unrecovered balances and related taxes.

Financial Results ─ Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total operating revenues increased $696 million, or 11%, to $6.778 billion in 2025.

Revenues contributing to earnings increased $618 million to $5.240 billion in 2025. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $246 million to $3.131 billion in 2025. The increase in distribution base revenues primarily reflects:

o$193 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$45 million increase due to customer growth, and

o$8 million increase due to higher customer consumption.

Distribution base rates are set periodically in a comprehensive base rate review docket. The most recent base rates implementing the final order in PUCT Docket No. 53601 went into effect in 2023. We may request interim updates to our distribution base rates between comprehensive base rate reviews through a UTM application or interim DCRF rate adjustment application.

See the Interim DCRF Filings Table below for a listing of the interim DCRF rate adjustment applications impacting revenues for 2025 and 2024, as well as filings currently impacting revenues for 2026. As we currently intend to recover costs related to distribution capital investments placed into service since December 31, 2024 through UTM applications beginning in 2026, we do not intend to file interim DCRF rate adjustment applications in 2026. See “—Key Factors Relating to Future Earnings and Results of Operations—Regulation, Rates and Cost Recovery” above and Note 2 to Financial Statements for more information on UTM and interim DCRF applications.

Interim DCRF Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)
57707	December 2024 (b)	February 2025	May 2025	$106
56963	June 2024 (c)	August 2024	December 2024	$90
56306	December 2023 (d)	March 2024	July 2024	$81
55525	June 2023 (e)	September 2023	December 2023	$53

____________

(a)Annual revenue impact represents the estimated incremental annual revenue impact, after taking into account revenue effects of customer growth and prior applicable DCRF rate adjustments.

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

•An Increase in Transmission Base Revenues — TCOS revenues increased $72 million to $1.696 billion in 2025. The increase in TCOS revenues primarily reflects:

o$85 million increase due to updated interim TCOS rates implemented to reflect increases in invested capital,

partially offset by

o$13 million decrease due to lower ERCOT transmission billing units for 2025 versus 2024. Transmission billing units are updated annually to reflect certain changes in average ERCOT-wide peak electricity demand during applicable periods.

TCOS revenues are collected from load serving entities benefiting from our transmission system, and the rates charged to those customers are adjusted based on the transmission billing units and other adjustments approved by the PUCT. We may request interim updates to our transmission base rates between comprehensive base rate reviews through a UTM application or interim TCOS rate adjustment application.

See the Interim TCOS Filings Table below for a listing of the interim TCOS filings impacting revenues for 2025 and 2024, as well as filings currently impacting revenues for 2026. As we currently intend to recover costs related to transmission capital investments placed into service since December 31, 2024 through UTM applications beginning in 2026, we do not intend to file interim TCOS rate adjustment applications in 2026. See “—Key Factors Relating to Future Earnings and Results of Operations—Regulation, Rates and Cost Recovery” above and Note 2 to Financial Statements for more information on UTM and interim TCOS applications.

Interim TCOS Filings Table

PUCT Docket No.	Investment Through	Filed	Effective	Annual Revenue Impact (a)	Third-Party Wholesale Transmission Revenue Impact	Included in TCRF Revenue Impact
57610	December 2024 (b)	January 2025	March 2025	$165	$106	$59
55282	June 2023 (c)	July 2023	September 2023	$42	$27	$15

____________

(a)Annual revenue impact represents the estimated incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments and net changes in billing units.

(b)Reflects transmission-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2024.

(c)Reflects transmission-related capital investments generally put into service during the period from January 1, 2023 through June 30, 2023.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $1 million to $96 million in 2025. Energy efficiency program performance bonus revenues were previously included in other miscellaneous revenues, but have been conformed to the current period presentation as other regulated revenues (see below).

•An Increase in Other Regulated Revenues — Other regulated revenues increased $299 million to $317 million in 2025. The increase in other regulated revenues primarily reflects:

o$179 million increase in revenues recognized pursuant to the SRP, primarily related to recoverable distribution-related incremental operation and maintenance expenses recognized under the SRP,

o$104 million in revenues recognized pursuant to the UTM, associated with recoverable costs for transmission and distribution capital investments placed into service after December 31, 2024, and

o$16 million higher annual energy efficiency program performance bonus revenues approved in 2025.

Revenues collected for pass-through expenses increased $78 million to $1.538 billion in 2025. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $81 million to $1.475 billion in 2025 due to higher third-party wholesale transmission service provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to wholesale transmission service third-party providers under their TCOS rates and the retail portion of our own TCOS rate described above. We currently anticipate requesting interim TCRF updates through our UTM applications. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in third-party wholesale transmission service expense.

•A Decrease in EECRF and Other Revenues — EECRF and other revenues decreased $3 million to $63 million in 2025. The decrease was primarily due to lower rate case expense rider revenues to cover deferred rate case expense amortization, associated with our 2023 comprehensive rate base review proceeding (PUCT Docket No. 53601), partially offset by higher EECRF revenues to cover energy efficiency program expenses. These revenues were generally offset in operation and maintenance expense.

EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other regulated revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year. Other revenues generally include amounts collected through (i) the mobile generation rider, which is a reconcilable rate designed to recover mobile generation lease expenses and operation and maintenance expenses and is generally reviewed and approved by the PUCT in our mobile generation rider filing proceedings, and (ii) the rate case expense rider, which is a reconcilable rate designed to recover rate case expenses approved in comprehensive rate base review proceedings.

See the EECRF Filings Table below for a listing of the EECRF filings impacting revenues for 2025 and 2024, as well as filings currently impacting revenues for 2026.

EECRF Filings Table

PUCT Docket No.	Filed	EECRF Monthly Charge Effective Date	Monthly Charge per Residential Customer (a)	Program Costs	Performance Bonus (b)	(Over)/Under- Recovery and Other
58182	May 2025	March 2026	$1.78	$64	$33	$8
56682	May 2024	March 2025	$1.36	$55	$17	$-
55074	May 2023	March 2024	$1.23	$49	$21	$2
53671	May 2022	March 2023	$1.23	$52	$28	$3

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

(b)Performance bonuses are recognized at the time of PUCT approval of the EECRF, not the effective date of the EECRF rider.

Wholesale transmission service expense increased $81 million to $1.475 billion in 2025. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $249 million to $1.542 billion in 2025. The increase was primarily due to $111 million in higher employee labor and contractor related costs, $105 million in higher vegetation management expenses, $16 million in higher insurance premium expenses and a $10 million rate case expense regulatory asset write-off. We expect operation and maintenance expense to continue to increase in 2026 due to anticipated higher labor and contractor related costs.

The overall $249 million increase in operation and maintenance expense includes $170 million increase in incremental SRP operation expenses in 2025. We expect distribution-related SRP operation and maintenance expenses to ultimately be recovered in rates. For more information on our SRP, see Note 2 to Financial Statements.

Depreciation and amortization increased $124 million to $1.184 billion in 2025. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Provision in lieu of income taxes netted to $228 million (including a $1 million benefit related to non-operating income) in 2025 compared to $206 million (including a $2 million benefit related to non-operating income) in 2024.

The effective income tax rate was 17.6% and 17.5% for 2025 and 2024, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the TCJA, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $19 million to $590 million in 2025. The increase was primarily due to higher property taxes, and higher local franchise taxes payable by us to municipalities. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Other (income) and deductions - net was $36 million favorable in 2025 compared to 2024. The variance was primarily due to $38 million in higher AFUDC – equity income and $3 million in interest income related to the sales tax refund settled in 2025, partially offset by $5 million in higher reconcilable employee retirement benefit expenses, which are generally recoverable through operating revenues, and $2 million in higher professional fees.

Interest expense and related charges increased $135 million to $788 million in 2025. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment and higher average interest rates on the borrowings.

Net income increased $102 million to $1.07 billion in 2025. The increase was driven by:

•overall higher net revenues primarily attributable to:

oan increase in other regulated revenues recognized related to the establishment of the UTM,

oupdated interim rates to reflect increases in invested capital,

ocustomer growth, and

ohigher annual energy efficiency program performance bonus revenues,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

OTHER COMPREHENSIVE (LOSS) INCOME

Cash Flow Hedges

In the first quarter of 2025, we entered into interest rate swap transactions hedging the variability of benchmark bond rates used to determine the interest rates on 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 5.35% Senior Secured Notes due 2035 (2035 Notes) and 5.80% Senior Secured Notes due 2055 (2055 Notes) and a $15 million ($12 million net of tax) net fair value loss was realized and recorded in OCI. The AOCI will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes respectively.

In April 2025, we began entering into interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2028. As of December 31, 2025, all such derivative instruments remained outstanding. In 2025, we recorded a $5 million ($4 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI.

We previously entered into multiple interest rate swap transactions in advance of certain senior secured notes issuances to hedge the variability of benchmark bond rates before March 31, 2025. All of these hedges had been terminated as of December 31, 2025, with losses reported in OCI. There were approximately $6 million in net losses recorded in AOCI at December 31, 2025 related to the interest rate swaps to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2024 and June 2025, we entered into multiple cross-currency swaps, designated as fair value hedges, that effectively converted our euro-denominated fixed rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In September 2025, we entered into multiple cross-currency swaps, also designated as fair value hedges, that effectively converted our Canadian dollar-denominated fixed rate payment obligations under our CAD Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

At December 31, 2025, we recorded a $31 million net fair value loss of the cross-currency swaps. The amount attributable to excluded components was a $58 million ($46 million net of tax) loss and was recorded in OCI at December 31, 2025.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Operating Activities — The following items contributed to changes in sources (uses) of cash related to operating activities:

Years Ended December 31,
2025 compare to 2024
Higher customer deposits	$314
Lower self-insurance reserve costs incurred, primarily storm related	156
Change in regulatory under/over recoveries – net	51
Change in net income, adjusted for noncash items included in earnings	(2)
Higher contributions to pension plans and OPEB Plans	(102)
Higher interest payments	(139)
Other	75
$353

Depreciation and amortization expenses reported in operating activities in the statements of consolidated cash flows were $174 million and $173 million more than the amounts reported in the statements of consolidated income in 2025 and 2024, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the statements of consolidated income in accordance with GAAP.

Financing Activities — The following items contributed to changes in sources (uses) of cash related to financing activities:

Years Ended December 31,
2025 compare to 2024
Higher net borrowings, excluding payment for senior secured notes extinguishment	$1,294
Higher capital contributions from members	1,293
Higher distributions to members	(39)
Payment for senior secured notes extinguishment	(441)
$2,107

Investing Activities — The following items contributed to changes in sources (uses) of cash related to investing activities:

Years Ended December 31,
2025 compare to 2024
Higher capital expenditures	$(2,078)
Lower sales tax audit settlement refund classified as investing activities	(47)
Other	11
$(2,114)

Long-Term Debt-Related Activities in 2025 and 2026

At December 31, 2025, our long-term debt outstanding book value (including the remeasurement adjustment related to foreign currency denominated notes, but excluding unamortized discount, premium and debt issuance costs) totaled an aggregate principal amount of $19.224 billion, an increase of $3.831 billion over the $15.393 billion aggregate principal amount of long-term debt outstanding book value (including the remeasurement adjustment related to foreign currency denominated notes, but excluding unamortized discount, premium and debt issuance costs) at December 31, 2024.

Long-term debt outstanding at December 31, 2025 consisted of U.S. dollar-denominated, euro-denominated and Canadian dollar-denominated fixed rate senior secured notes, variable rate secured debt borrowed under the AR Facility, and variable rate unsecured debt borrowed under the $500M Credit Facility and the Term Loan Credit Agreement. See Note 6 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Credit Rating Provisions and Material Debt Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes in 2025:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
4.65% Senior Secured Notes due November 1, 2029	January 14, 2025	$100
5.15% Senior Secured Notes, Series H, due May 1, 2029	January 30, 2025	250
5.59% Senior Secured Notes, Series I, due May 1, 2034	February 27, 2025	150
4.50% Senior Secured Notes due March 20, 2027	March 20, 2025	500
5.35% Senior Secured Notes due April 1, 2035	March 20, 2025	650
5.80% Senior Secured Notes due April 1, 2055	March 20, 2025	650
3.625% Senior Secured Notes due June 15, 2034 (a)	June 16, 2025	805
4.20% Senior Secured Notes due October 1, 2035 (b)	September 26, 2025	361
Total senior secured notes issued in 2025		$3,466

____________

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

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2025, the amount of available bond credits was $3.503 billion. The repayment in full of the $38 million outstanding principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026 (Series B Notes) upon their maturity on January 14,

2026, increased the amount of available bond credits by such amount. At December 31, 2025, the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $8.011 billion. See Note 6 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Senior Secured Notes Repayment — On March 14, 2025, we repaid the entire $350 million aggregate principal amount of the 2.95% Senior Secured Notes due 2025 (2.95% 2025 Notes) that were redeemed in full. The 2.95% 2025 Notes had a maturity date of April 1, 2025. With the redemption of the 2.95% 2025 Notes, none of the 2.95% 2025 Notes remain outstanding. On December 3, 2025, we repaid in full at maturity the $174 million aggregate principal amount of our 3.86% Senior Secured Notes, Series A, due December 3, 2025 (Series A Notes). On January 14, 2026, we repaid in full at maturity the $38 million aggregate principal amount of our Series B Notes.

Senior Secured Notes Extinguishment — On March 19, 2025, we extinguished all of the 0.55% Senior Secured Notes due 2025 (0.55% 2025 Notes), of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes matured on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged. The trustee paid the holders of the 0.55% 2025 Notes in full on October 1, 2025. We recognized a $9 million unamortized gain on extinguishment as a regulatory liability due to the pricing of the U.S. Treasury Notes deposited with the trustee.

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

At December 31, 2025, the borrowing base for the AR Facility was $500 million and $325 million in borrowings were outstanding under the AR Facility.

On January 29, 2026, we borrowed an additional $150 million under the AR Facility.

The following table summarizes the borrowings and repayments under our AR Facility in 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Borrowing on May 29, 2025	210
Repayment on June 17, 2025	(210)
Borrowing on November 25, 2025	325
Balance at December 31, 2025	$325

$500M Credit Facility — In 2024, we entered into an unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 6 to Financial Statements for more information on the $500M Credit Facility. There were no borrowing and repayment activities under the $500M Credit Facility in 2025, and $480 million in borrowings were outstanding under the $500M Credit Facility at December 31, 2025 and at December 31, 2024.

$1B Credit Facility — On February 20, 2025, we entered into an unsecured revolving $1B Credit Facility. On February 20, 2026, we entered into an amendment to the $1B Credit Facility to, among other things, extend the maturity date by one year and to remove the SOFR Adjustment. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2029. The $1B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $1B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 6 to Financial Statements for more information on the $1B Credit Facility. At December 31, 2025, there were no borrowings outstanding under the $1B Credit Facility.

Term Loan Credit Agreement — On December 23, 2025, we entered into an unsecured $1.4 billion Term Loan Credit Agreement. The Term Loan Credit Agreement matures on March 1, 2027. On December 26, 2025, we made our initial borrowing under the Term Loan Credit Agreement in the amount of $925 million and on January 29, 2026, we borrowed the remaining $475 million available for borrowing. Following such borrowing, no additional amounts remain available for future borrowings under the Term Loan Credit Agreement. See Note 6 to Financial Statements for more information on the Term Loan Credit Agreement.

Short-Term Debt-Related Activities in 2025 and 2026

$2B Credit Facility — On February 20, 2025, we entered into an amended and restated unsecured revolving $2B Credit Facility. On February 20, 2026, we entered into an amendment to the $2B Credit Facility to, among other things, extend the maturity date by one year and to remove the SOFR Adjustment. The $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2031. The $2B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

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

As of December 31, 2025, we had no CP Notes outstanding and at December 31, 2024, we had $594 million of CP Notes outstanding. The weighted average interest rate for CP Notes was 4.76% at December 31, 2024. All outstanding CP Notes at December 31, 2024 had maturity dates of less than one year.

See Note 5 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors, which approves annual capital expenditure budgets one year at a time, has approved a capital expenditures budget of approximately $9 billion for 2026. Based on the long-term plan presented to our board of directors, we have announced a 2026 through 2030 five-year base capital expenditure plan of approximately $47.5 billion, consisting of approximately $10.0 billion in 2027, $10.1 billion in 2028, $9.4 billion in 2029 and $9.0 billion in 2030. The increase in our five-year base capital expenditures plan from our prior 2025 through 2029 base capital expenditure plan is largely attributable to targeted completion of all PBRP projects for which Oncor has responsibility by December 31, 2030, as well as other new transmission projects and distribution upgrades.

Our base capital plan does not include certain incremental capital expenditure opportunities over the 2026 through 2030 period that we believe could grow our five-year base capital plan by as much as approximately $10 billion over that period. These incremental capital expenditure opportunities consist of significant pending projects, including non-PBRP 765-kV transmission projects for which Oncor has responsibility in the STEP, additional transmission upgrades currently pending ERCOT approval, anticipated requested updates to our SRP for 2028 through 2030, and various LC&I customer interconnection projects that we believe have a strong likelihood of completion.

Long-Term Debt Maturities and Interest — As of December 31, 2025, our obligations related to long-term debt (including the remeasurement adjustments related to foreign currency denominated notes, but excluding unamortized discount, premium and debt issuance costs) and related interest payments are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal amounts	$238	$1,905	$1,575	$1,318	$700	$13,488	$19,224
Interest payments	907	832	786	720	673	7,406	11,324
Total	$1,145	$2,737	$2,361	$2,038	$1,373	$20,894	$30,548

See Note 6 to Financial Statements for more information regarding our long-term debt, including long-term debt activity subsequent to December 31, 2025.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $101 million and $21 million, respectively, in 2026 and approximately $489 million and $160 million, respectively, in the five-year period 2026 to 2030. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. In 2025, we made cash contributions to the pension plans and OPEB Plans of $192 million and $24 million, respectively. See Note 9 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. The impact of potential price increases associated with raw materials used by our suppliers, including copper, aluminum, and steel, could be passed on to us through the terms of our contracts and create additional liquidity needs under our purchase obligations. See Note 7 to Financial Statements for information regarding leases. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, and we may not be able to realize the anticipated benefits of any such acquisitions.”

Available Liquidity — Our primary source of liquidity, aside from operating cash flows, is our ability to issue CP Notes and borrow under our Credit Facilities and AR Facility. The following table summarizes available liquidity at December 31, 2025 and 2024:

	At December 31,		Increase
	2025	2024	(Decrease)
Cash and cash equivalents	$87	$36	$51
Available unused borrowing capacity under the $2B Credit Facility and CP Program	2,000	1,406	594
Available unused borrowing capacity under the $1B Credit Facility and CP Program	1,000	-	1,000
Available unused borrowing capacity under AR Facility (a)	175	500	(325)
Available unused borrowing capacity under Term Loan Credit Agreement (a)	475	-	475
Available unused borrowing capacity under the $500M Credit Facility	20	20	-
Total available liquidity	$3,757	$1,962	$1,795

__________

(a)On January 29, 2026, we borrowed (i) $150 million under the AR Facility and (ii) $475 million under the Term Loan Credit Agreement. Following such borrowing under the Term Loan Credit Agreement, no additional amounts remain available for borrowing under the Term Loan Credit Agreement.

We currently anticipate issuing approximately $5.5 billion to $6.5 billion in new long-term debt securities in 2026, as well as an additional $5.0 billion to $6.0 billion in new long-term debt securities in 2027, to support our capital investment plan and repay maturing debt. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, additional accounts receivable financing arrangements, inventory financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, the Credit Facilities, the AR Facility and the CP Program. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Market volatility may impact our business and financial condition in ways that we currently cannot predict.”

Capitalization and Return on Equity

The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less net unamortized issuance expenses, discounts, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction.

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. Our authorized return on equity is 9.7%, which went into effect in May 2023 in connection with the effective date of our base rates implementing the terms of the PUCT’s final order in PUCT Docket No. 53601. If approved by the PUCT as requested, the settlement in our pending base rate review would set our authorized return on equity at 9.75%. See “—Rates and Regulation—Regulatory Matters” below for more information. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at December 31, 2025 and 2024:

	At December 31,
	2025		2024
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	56.3%	43.7%	56.1%	43.9%
GAAP capitalization	50.9%	49.1%	49.4%	50.6%

Member Contributions and Distributions

Contributions — On February 12, 2026, we received cash capital contributions from our members totaling $1.091 billion. During 2025, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 14, 2025	$605
May 2, 2025	$605
July 30, 2025	$647
October 29, 2025	$647

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At December 31, 2025, we had $717 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On February 11, 2026, our board of directors declared, and we paid, a cash distribution of $286 million. During 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 13, 2025	February 13, 2025	$177
April 30, 2025	May 1, 2025	$177
July 29, 2025	July 29, 2025	$219
October 28, 2025	October 28, 2025	$219

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

Presented below are the credit ratings and ratings outlook assigned for our debt securities at February 26, 2026.

Credit Rating Agency	Senior Secured	Commercial Paper	Rating Outlook
S&P	A	A-2	Stable
Moody’s	A2	Prime-2	Negative
Fitch	A	F2	Negative

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Debt Credit Rating, Financial, and Cross-Default Covenants — Each of the Credit Facilities contains terms pursuant to which the interest rates and commitment fees charged under the applicable credit agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings and the commitment fees on undrawn amounts under the Credit Facilities and likely increase the cost of the CP Program and any future debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Notes 5 and 6 to Financial Statements for additional information regarding each of the Credit Facilities and the CP Program.

The Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any finance leases, short-term debt and debt due currently in accordance with GAAP). Capitalization under the Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and each of the note purchase agreements dated March 29, 2023, March 27, 2024, and January 30, 2025 is calculated as membership interests determined in accordance with GAAP plus debt described above. At December 31, 2025, we were in compliance with this covenant and all other covenants under the Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and the note purchase agreements.

Certain of our financing arrangements contain provisions that may result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Under the $500M Credit Facility, a default by us or any subsidiary in respect of indebtedness in a principal amount in excess of $100 million or any judgments for the payment of money in excess of $100 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under the $500M Credit Facility to be accelerated.

Under the Term Loan Credit Agreement, the $1B Credit Facility, the $2B Credit Facility and the AR Facility, a default by us or certain of our subsidiaries that results in acceleration of the maturity of such indebtedness in respect of indebtedness in a principal amount in excess $150 million or any judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days may cause the maturity of outstanding balances under those facilities to be accelerated.

Under the Deed of Trust, an event of default under our indentures or, after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements would permit the holders of our secured debt under the indentures or the note purchase agreements to exercise their remedies under the Deed of Trust.

Guarantees

At December 31, 2025, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for a discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Matters

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — In June 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in its service territory that have retained original jurisdiction over rates.

On January 29, 2026, we filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding. The stipulation provides for an annual revenue requirement of approximately $6.975 billion, an increase of 8.8% over our adjusted annualized present revenues provided in the rate application. We estimate the terms of the stipulation would result in an aggregate annualized increase over those revenues of approximately $560 million. Moreover, the stipulation also provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized return on equity of 9.75%, and an authorized cost of debt of 4.94%. In addition, the stipulation provides for (i) a self-insurance reserve with an annual accrual amount in rates of $200 million for storm costs and other self-insured losses, an increase from the $122 million self-insurance reserve annual accrual amount currently recovered in rates, as well as (ii) a five-year amortization period for applicable regulatory assets and liabilities, which would not include rate case expenses, year-end 2024 deferred system resiliency plan costs, and excess accumulated deferred income taxes.

The PUCT may choose to adopt, modify, or reject the stipulation and the proposed order included in the stipulation. We expect the PUCT to issue a final order in the proceeding in the first half of 2026. New billing rates would be implemented after that final order, and if the proposed new rates in the stipulation are approved as requested, we will surcharge the difference between those new rates and our current rates back to January 1, 2026, pursuant to a previously approved settlement regarding interim rates.

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

In June 2025, the Governor of Texas signed HB 5247. The bill establishes the UTM, which allows qualifying electric utilities to (i) apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments, as an alternative to separate DCRF and TCOS capital tracker filings, and (ii) defer to a regulatory asset certain UTM eligible capital investment costs as they are placed into service. Qualifying electric utilities consist of utilities that (i) operate solely inside ERCOT, (ii) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of the PBRP, and (iii) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation. In January 2026, we filed a notice with the PUCT (PUCT Docket No. 59249) indicating our intent to file our initial UTM application on or after March 16, 2026, and certifying that we meet the requirements for filing an application. We expect to include in that application all eligible transmission and distribution investments placed into service after December 31, 2024 through December 31, 2025, and as a result have recorded regulatory assets for recoverable costs associated with those investments and recognized a corresponding amount in other regulated revenues. We also currently anticipate requesting interim TCRF updates through our UTM applications. See Notes 2 and 3 to Financial Statements for more information on the regulatory assets and recognition of revenues.

HB 5247 provides that the PUCT must review a UTM filing within 120 days, and if a final order is not issued by the PUCT within 165 days after the UTM is filed, we can place the requested rates into effect on a temporary basis and refund or credit against future customer bills any difference between such temporary rates and the final approved rates. UTM applications will be subject to a regulatory proceeding and PUCT approval, and we can make no assurance that they will result in full cost recovery or be timely approved. Investments included in the UTM are also subject to a future prudence review by the PUCT, with a potential for the PUCT to also order refunds of previously collected amounts if a particular investment is found to be imprudent or inappropriately included. In addition, HB 5247 provides that, except in certain circumstances, the amortization period authorized by the PUCT for rate recovery of UTM-related regulatory assets cannot exceed 18 months.

In addition, the Texas Legislature also passed legislation addressing wildfire risk mitigation, distribution pole inspection standards, and infrastructure planning related to large load interconnections to the electric grid.

Federal Legislation

The OBBBA was signed into law in July 2025. The OBBBA includes revisions of the Inflation Reduction Act enacted in 2022 and extends or revises key provisions of the TCJA. Included in the OBBBA is the immediate expensing of domestic research and experimental expenditures, including internally developed software expenditures, under Code Section 174A. This change supersedes prior rules requiring a five-year amortization of domestic research and experimental expenditures under the TCJA. In accordance with I.R.S. transitional guidance (Revenue Procedure 2025-28), we plan to elect to accelerate deductions for domestic unamortized software development expenditures incurred in tax years 2022 through 2024, with remaining balances deductible in tax year 2025. As a result, we included a tax deduction of $377 million (tax effect of $79 million) in the 2025 income tax provision. The deduction does not have a material impact on the consolidated financial statements and has no impact on the effective tax rate. We will continue to monitor guidance issued by the U.S. Department of the Treasury and the I.R.S.

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

Interest Rate Risk

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At December 31, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions. See Note 11 to Financial Statements for more information on our interest rate risk hedging activities.

At December 31, 2025, all of our senior secured notes carried fixed interest rates.

Borrowings under the AR Facility bore interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs. Additional borrowings under the AR Facility could bear interest, if funded by the committed lenders, at a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period, plus the SOFR Adjustment. Receivables LLC also pays a used and unused fee in connection with the AR Facility. At December 31, 2025, $325 million borrowings were outstanding under the AR Facility. On January 29, 2026, we borrowed an additional $150 million under the AR Facility.

Borrowings of long-term debt under the $500M Credit Facility at December 31, 2025 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At December 31, 2025, $480 million in aggregate borrowings were outstanding under the $500M Credit Facility.

Borrowings of long-term debt under the Term Loan Credit Agreement at December 31, 2025 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus an applicable margin of 0.875%. Additional borrowings under the Term Loan Credit Agreement could bear interest as a per annum rate equal to, at our option, (i) SOFR for the interest period relevant to such borrowing plus an applicable margin of 0.875%, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) SOFR for a one-month interest period on such date plus 1.0%). At December 31, 2025, $925 million in aggregate borrowings were outstanding under the Term Loan Credit Agreement. On January 29, 2026, we borrowed the remaining $475 million available for borrowings. Following such borrowing, no additional amounts remain available for future borrowings under the Term Loan Credit Agreement.

In addition, borrowings of long-term debt under the $1B Credit Facility and short-term debt under the $2B Credit Facility would bear interest on a floating rate basis. At December 31, 2025, there were no borrowings outstanding under the $1B Credit Facility or the $2B Credit Facility.

Based on the amount of floating rate debt outstanding under the AR Facility, the $500M Credit Facility and the Term Loan Credit Agreement as of December 31, 2025, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 5 and 6 to Financial Statements.

The following table presents our long-term debt maturities and related information:

	Expected Maturity Date
	2026	2027	2028	2029	2030	There-after	2025 Total Carrying Amount	2025 Total Fair Value (a)	2024 Total Carrying Amount	2024 Total Fair Value (a)
	(U.S. dollars in millions and percent)
Long-term debt (including current maturities):
Fixed rate debt amount (b)	$238	$500	$1,250	$1,318	$700	$13,488	$17,494	$16,627	$14,913	$12,966
Weighted average interest rate (c)	5.24%	4.50%	3.99%	5.04%	2.75%	4.94%	4.73%	-	4.45%	-
Variable rate debt amount (b)	$-	$1,405	$325	$-	$-	$-	$1,730	$1,730	$480	$480
Weighted average interest rate	-	4.72%	4.06%	-	-	-	4.60%	-	5.44%	-
Total Long-Term Debt (d)	$238	$1,905	$1,575	$1,318	$700	$13,488	$19,224	$18,357	$15,393	$13,446

____________

(a)The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

(b)Includes the remeasurement adjustments related to foreign currency denominated notes, but excludes unamortized discount, premium and debt issuance costs.

(c)Based on annualized interest rates for each outstanding series of fixed rate notes.

(d)See Note 6 to Financial Statements for more information regarding long-term debt, including long-term debt activity subsequent to December 31, 2025.

Foreign Currency Exchange Rate Risk

In May 2024 and June 2025, we issued the 2031 Euro Notes and the 2034 Euro Notes, respectively. In September 2025, we issued the CAD Notes. The interest and principal payments on the Euro Notes and CAD Notes are due in euros and Canadian dollars, respectively, and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which intends to mitigate foreign currency exchange rate exposure. A hypothetical 100 basis point change (up or down) in currency exchange rates would not have a material impact on our results of operations or financial condition. See Note 11 to Financial Statements for more information regarding foreign currency exchange rate hedging activities.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties, including any counterparties to a swap or other derivative instrument. The fair value of derivative instruments in our derivative portfolio assets reflects credit valuation adjustments for our perceived credit risk exposure to the counterparties to such derivative instruments. See Note 11 to Financial Statements for more information.

Our distribution customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. We believe PUCT rules that allow for the recovery of uncollectible amounts due from REPs through rates significantly reduce our credit risk. At December 31, 2025 and December 31, 2024, we had accrued $7 million and $8 million, respectively, in a regulatory asset with respect to amounts deemed uncollectible from REPs.

Our exposure to credit risk associated with accounts receivable totaled $1.07 billion and $987 million at December 31, 2025 and December 31, 2024, respectively. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $22 million and $17 million at December 31, 2025 and December 31, 2024, respectively. The exposure at December 31, 2025 and December 31, 2024 includes accounts receivable from REPs totaling $684 million and $628 million, respectively, which are generally noninvestment grade, and from transmission customers totaling $177 million and $171 million at December 31, 2025 and December 31, 2024, respectively, which primarily include investment grade distribution companies, as well as cooperatives and municipally-owned utilities, which are generally considered low credit risk. The accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 23% and 19%, respectively, of our accounts receivable balance at December 31, 2025 and 22% and 19%, respectively, of our accounts receivable balance at December 31, 2024. No other customers represented 10% or more of the total accounts receivable balance at either such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at both December 31, 2025 and 2024.

In the ordinary course of our business, we may also mitigate risk by requiring counterparties to provide us with security. For instance, we require customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Demand for energy from high usage customers, including data centers, will require a rapid and significant increase in our infrastructure, but that forecasted energy demand may not be fully realized and we may not be able to recover all of the costs expended by us on projects related to those customers.” for more information on these customer collateral arrangements.

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

•ERCOT protocols, rules, policies, regulations, guidelines, directives, and orders applicable to our business;

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

•supply chain disruptions, including as a result of tariffs, volatile commodity prices, global trade disruptions, competition for goods and services, and service provider availability;

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and membership interests, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 26, 2026

We have served as the Company's auditor since 2002.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2025	2024	2023
	(U.S. dollars in millions)
Operating revenues (Note 3)	$6,778	$6,082	$5,586
Operating expenses:
Wholesale transmission service	1,475	1,394	1,291
Operation and maintenance	1,542	1,293	1,150
Depreciation and amortization	1,184	1,060	978
Provision in lieu of income taxes (Notes 1, 4 and 10)	229	208	185
Taxes other than amounts related to income taxes	590	571	552
Write-off of rate base disallowances	-	-	55
Total operating expenses	5,020	4,526	4,211
Operating income	1,758	1,556	1,375
Other (income) and deductions – net (Note 13)	(99)	(63)	(31)
Non-operating benefit in lieu of income taxes (Note 4)	(1)	(2)	(8)
Interest expense and related charges (Note 13)	788	653	536
Write-off of non-operating rate base disallowances	-	-	14
Net income	$1,070	$968	$864

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	Pre-Tax Amount	Income Tax (Expense) Benefit	Net-of-Tax Amount
	(U.S. dollars in millions)
2025
Net income	$1,298	$(228)	$1,070
Other comprehensive (loss) income:
Cash flow hedges	(5)	1	(4)
Fair value hedges	(58)	12	(46)
Defined benefit pension plans	6	-	6
Total other comprehensive (loss) income	(57)	13	(44)
Comprehensive income	$1,241	$(215)	$1,026

2024
Net income	$1,174	$(206)	$968
Other comprehensive (loss) income:
Cash flow hedges	(11)	2	(9)
Fair value hedges	3	(1)	2
Defined benefit pension plans	3	-	3
Total other comprehensive (loss) income	(5)	1	(4)
Comprehensive income	$1,169	$(205)	$964

2023
Net income	$1,041	$(177)	$864
Other comprehensive (loss) income:
Defined benefit pension plans	(18)	-	(18)
Total other comprehensive (loss) income	(18)	-	(18)
Comprehensive income	$1,023	$(177)	$846

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$1,070	$968	$864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	1,358	1,233	1,117
Write-off of rate base disallowances	-	-	69
Provision in lieu of deferred income taxes – net	213	155	61
Other – net	-	1	(10)
Changes in operating assets and liabilities:
Accounts receivable	(82)	(29)	(43)
Inventories	(228)	(121)	(137)
Accounts payable – trade	76	78	42
Regulatory assets – recoverable SRP (Note 2)	(183)	(1)	-
Regulatory assets – recoverable UTM (Note 2)	(104)	-	-
Regulatory assets – self-insurance reserve costs incurred (Note 2)	(171)	(327)	(232)
Regulatory under/over recoveries – net (Note 2)	66	15	1
Customer deposits	400	86	42
Pension and OPEB plans	(155)	(56)	20
Interest accruals	67	32	20
Other – assets	(147)	(176)	(22)
Other – liabilities	160	129	8
Cash provided by operating activities	2,340	1,987	1,800
Cash flows – financing activities:
Issuances of senior secured notes (Note 6)	3,466	1,992	2,200
Repayments of senior secured notes (Note 6)	(524)	(500)	-
Borrowings under term loan credit agreements	925	-	775
Repayments under term loan credit agreements	-	-	(875)
Borrowings under AR Facility (Note 6)	835	900	600
Repayments under AR Facility (Note 6)	(510)	(900)	(600)
Borrowings under $500M Credit Facility (Note 6)	-	500	-
Repayments under $500M Credit Facility (Note 6)	-	(20)	-
Payment for senior secured notes extinguishment (Note 6)	(441)	-	-
Net change in short-term borrowings (Note 5)	(594)	312	84
Capital contributions from members (Note 8)	2,504	1,211	452
Distributions to members (Note 8)	(792)	(753)	(552)
Debt discount, premium, financing and reacquisition costs – net	(44)	(24)	(46)
Cash provided by financing activities	4,825	2,718	2,038
Cash flows – investing activities:
Capital expenditures (Note 13)	(6,761)	(4,683)	(3,824)
Sales tax audit settlement refund (Note 7)	9	56	-
Other – net	44	33	39
Cash used in investing activities	(6,708)	(4,594)	(3,785)
Net change in cash, cash equivalents and restricted cash	457	111	53
Cash, cash equivalents and restricted cash – beginning balance	262	151	98
Cash, cash equivalents and restricted cash – ending balance	$719	$262	$151

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2025	2024
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$87	$36
Restricted cash, current (Note 1)	11	20
Accounts receivable – net (Note 13)	1,048	970
Amounts receivable from members related to income taxes (Note 10)	48	30
Materials and supplies inventories – at average cost	690	462
Prepayments and other current assets (Note 13)	140	124
Total current assets	2,024	1,642
Restricted cash, noncurrent (Note 1)	621	206
Investments and other property (Note 13)	203	183
Property, plant and equipment – net (Note 13)	37,834	31,769
Goodwill (Notes 1 and 13)	4,740	4,740
Regulatory assets (Note 2)	2,049	1,671
Right-of-use operating lease assets	265	209
Other noncurrent assets (Note 13)	59	31
Total assets	$47,795	$40,451

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$-	$594
Accounts payable – trade	1,332	770
Amounts payable to members related to income taxes (Note 10)	31	29
Accrued taxes other than amounts related to income	296	274
Accrued interest	216	149
Operating lease and other current liabilities (Note 7)	409	367
Total current liabilities	2,284	2,183
Long-term debt, noncurrent (Note 6)	19,043	15,234
Liability in lieu of deferred income taxes (Notes 1, 4 and 10)	2,841	2,552
Regulatory liabilities (Note 2)	3,034	2,973
Employee benefit plan obligations (Note 9)	1,275	1,384
Operating lease obligations	239	193
Other noncurrent obligations (Note 13)	711	302
Total liabilities	29,427	24,821
Commitments and contingencies (Note 7)
Membership interests (Note 8):
Capital account – number of units outstanding 2025 and 2024 – 635,000,000	18,596	15,814
Accumulated other comprehensive loss	(228)	(184)
Total membership interests	18,368	15,630
Total liabilities and membership interests	$47,795	$40,451

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Capital Account	AOCI	Total Membership Interests
	(U.S. dollars in millions)
Balance at December 31, 2022	$13,624	$(162)	$13,462
Net income	864	-	864
Capital contributions	452	-	452
Distributions	(552)	-	(552)
Other comprehensive (loss) income	-	(18)	(18)
Balance at December 31, 2023	14,388	$(180)	$14,208
Net income	968	-	968
Capital contributions	1,211	-	1,211
Distributions	(753)	-	(753)
Other comprehensive (loss) income	-	(4)	(4)
Balance at December 31, 2024	15,814	(184)	15,630
Net income	1,070	-	1,070
Capital contributions	2,504	-	2,504
Distributions	(792)	-	(792)
Other comprehensive (loss) income	-	(44)	(44)
Balance at December 31, 2025	$18,596	$(228)	$18,368

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Oncor and/or its subsidiaries as apparent in the context. See “Glossary” for the definition of terms and abbreviations.

We are a regulated electricity transmission and distribution company that operates the largest transmission and distribution system in Texas based on the number of end-use customers and circuit miles of transmission and distribution lines. We provide wholesale transmission and distribution services, and we also provide transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. The rates we charge for our electricity delivery services are set pursuant to tariffs approved by the PUCT and certain cities and, in the case of transmission service related to limited interconnections to other markets, the FERC. We are not a seller of electricity, nor do we purchase electricity for resale.

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

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with GAAP governing rate-regulated operations. Subsequent events have been evaluated through the date these consolidated financial statements were issued. Our consolidated financial statements include the accounts of Oncor, its subsidiaries, and its consolidated VIEs. All dollar and foreign currency amounts in the financial statements and the notes are stated in U.S. dollars in millions and/or in millions of the applicable foreign currency unless otherwise indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period. These estimates include, but are not limited to, the effects of regulation; recovery of long-lived assets; certain assumptions made in accounting in connection with pension and OPEB; asset retirement obligations; income and other taxes; hedges for future debt financing; valuation of certain financial assets and liabilities; and accounting for contingencies. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

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

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At December 31, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

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

For our annual goodwill impairment testing as of October 1, 2025, we elected to make a qualitative assessment of whether it is more likely than not that our enterprise fair value is less than our enterprise carrying value. We concluded that our estimated enterprise fair value was more likely than not greater than our enterprise carrying book value. As a result, no quantitative assessment for impairment was required and no impairment was recognized in 2025.

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2025 and 2024.

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

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the properties based on depreciation rates approved by the PUCT. As is common in the industry, depreciation expense is recorded using composite depreciation rates that reflect blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis. Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment. Actual removal costs incurred are charged to accumulated depreciation. Accrued removal costs in excess of incurred removal costs are reclassified as a regulatory liability to retire assets in the future.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the sum of such amounts reported on the Statements of Consolidated Cash Flows:

	At December 31,
	2025	2024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$87	$36
Restricted cash, current (a)	11	20
Restricted cash, noncurrent (a)	621	206
Total cash, cash equivalents and restricted cash on the Statements of Consolidated Cash Flows	$719	$262

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

Accounting Standards Updates (ASU)

ASU 2023-09 Improvements to Income Tax Disclosures (ASC 740)

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. This ASU also removed disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted the standard on December 31, 2025 on a retrospective basis and have provided additional disclosure related to the table of reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes in Note 4.

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

ASU 2025-11 Narrow-Scope Improvements (ASC 270)

In December 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of the guidance on our financial reporting and have not yet selected the period in which we will adopt the standard.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. REGULATORY MATTERS

Regulatory Proceedings

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306)

In June 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in our service territory that have retained original jurisdiction over rates. On January 29, 2026, we filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding. The stipulation provides for an annual revenue requirement of approximately $6.975 billion, an increase of 8.8% over our adjusted annualized present revenues provided in the rate application. We estimate the terms of the stipulation would result in an aggregate annualized increase over those revenues of approximately $560 million. Moreover, the stipulation also provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized return on equity of 9.75%, and an authorized cost of debt of 4.94%. In addition, the stipulation provides for (i) a self-insurance reserve with an annual accrual amount in rates of $200 million for storm costs and other self-insured losses, an increase from the $122 million self-insurance reserve annual accrual amount currently recovered in rates, as well as (ii) a five-year amortization period for applicable regulatory assets and liabilities, which would not include rate case expenses, year-end 2024 deferred SRP costs, and excess accumulated deferred income taxes.

The PUCT may choose to adopt, modify, or reject the stipulation and the proposed order included in the stipulation. New billing rates would be implemented after that final order, and if the proposed new rates in the stipulation are approved as requested, we will surcharge the difference between those new rates and our current rates back to January 1, 2026, pursuant to a previously approved settlement regarding interim rates.

Capital Tracker Filings

PUCT rules allow for interim rate adjustments for capital trackers that allow utilities to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. As a result of legislation signed into law in 2025 establishing the UTM, which is discussed in detail below, we can now request capital tracker interim rate adjustments each year through the filing of either (i) until 2035, a single UTM application (subject to meeting annual eligibility requirements) or (ii) up to two TCOS capital tracker applications to reflect changes in transmission-related capital investments and up to two DCRF capital tracker applications to reflect changes in distribution-related capital investments.

In 2025, Oncor filed the following capital tracker interim rate adjustment applications with the PUCT:

Filing Type	PUCT Docket No.	Investment Through	Filed	Effective Date	Annual Revenue Impact (a)
DCRF	57707	December 2024 (b)	February 2025	May 2025	$106
TCOS	57610	December 2024 (c)	January 2025	March 2025	$165

____________

(a)Annual revenue impact represents the estimated incremental annual revenue impact, after taking into account revenue effects of prior applicable rate adjustments.

(b)Reflects distribution-related capital investments generally put into service during the period from July 1, 2024 through December 31, 2024.

(c)Reflects transmission-related capital investments generally put into service during the period from July 1, 2023 through December 31, 2024.

In June 2025, the Governor of Texas signed Texas House Bill 5247. The bill establishes the UTM, which allows qualifying electric utilities that operate solely inside ERCOT to (i) apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments, as an alternative to separate DCRF and TCOS capital tracker filings, and (ii) defer to a regulatory asset costs associated with UTM eligible capital investments as they are placed into service. Qualifying electric utilities consist of utilities that (i) operate solely inside ERCOT, (ii) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of the PBRP, and (iii) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation. In January 2026, we filed a notice with the PUCT (PUCT Docket No. 59249) indicating our intent to file a UTM application on or after March 16, 2026, and certifying that we meet the requirements for filing an application.

In anticipation of filing our initial UTM application on or after March 16, 2026 for eligible transmission and distribution investments placed into service after December 31, 2024 through December 31, 2025, we have recorded $104 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments placed into service and recognized a corresponding $104 million in other regulated revenues in 2025. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the UTM.

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

SRP (PUCT Docket No. 56545)

In November 2024, the PUCT approved our SRP (PUCT Docket No. 56545), which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The SRP provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated SRP for a future period beginning with 2028 or (ii) included in any subsequent update to the SRP as part of that updated SRP’s first year of spend. We began implementing the approved plan in the fourth quarter of 2024, and are recognizing the recoverable distribution-related operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim rate adjustments or base rate proceedings. In 2025, we recorded $180 million in regulatory assets for distribution-related SRP costs and recognized a corresponding $180 million in other regulated revenues related to the distribution-related SRP. In 2025, we also recorded $3 million in regulatory assets for transmission-related SRP costs. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the SRP.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at December 31, 2025:

	Remaining Rate Recovery/Amortization Period in Effect at	At December 31,
	December 31, 2025	2025	2024
Regulatory assets:
Employee retirement liability (a)(b)(d)	To be determined	$192	$166
Employee retirement costs being amortized	3 years	32	63
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	131	72
Self-insurance reserve (primarily storm recovery costs) being amortized	3 years	219	336
Self-insurance reserve costs incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	936	765
Debt reacquisition costs	Lives of related debt	3	6
Under-recovered advanced metering system costs being amortized	3 years	32	58
Recoverable SRP (c)	To be determined	183	1
Recoverable UTM (c)	To be determined	104	-
Energy efficiency program performance bonus (a)	Approximately 1 year	33	17
Wholesale distribution substation service costs being amortized	3 years	35	50
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	To be determined	28	28
Expenses related to Coronavirus Disease 2019 (b)	Various	19	25
Recoverable deferred income taxes	Various	76	52
Uncollectible payments from REPs	Various	7	8
Other regulatory assets	Various	19	24
Total regulatory assets		2,049	1,671

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,623	1,588
Excess deferred taxes	Primarily over lives of related assets	1,182	1,246
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	96	44
Unamortized gain on reacquisition of debt and senior secured notes extinguishment	Lives of related debt	23	24
Employee retirement costs over-recovered being refunded	3 years	15	19
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	93	40
Other regulatory liabilities	Various	2	12
Total regulatory liabilities		3,034	2,973
Net regulatory liabilities		$(985)	$(1,302)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically approved by the PUCT or authorized by statute, subject to reasonableness review.

(c)The recovery/amortization period is not expected to exceed 18 months following approval of a UTM filing by the PUCT, including distribution-related SRP recoverable costs.

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

UTM Revenues

UTM revenues are recognized for the recoverable costs associated with transmission and distribution capital investments placed into service after December 31, 2024, including depreciation expenses, carrying costs on unrecovered balances and related taxes that are eligible for future rate recovery. See Note 2 for additional information regarding the UTM.

Alternative Revenue Program Revenues

(Energy Efficiency Program Performance Bonus Revenues)

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered alternative revenue program revenues under ASC 980. Annual performance bonuses are generally recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. The PUCT approved annual energy efficiency program performance bonuses of $33 million and $17 million in 2025 and 2024, respectively, which we recognized in other regulated revenues.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Years Ended December 31,
	2025	2024	2023
Operating revenues:
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)	$1,613	$1,477	$1,334
LC&I (b)	1,390	1,283	1,162
Other (c)	128	125	132
Total distribution base revenues	3,131	2,885	2,628
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	1,091	1,050	959
Billed to REPs serving Oncor distribution customers, through TCRF	605	574	539
Total TCOS revenues	1,696	1,624	1,498
Other miscellaneous revenues	96	95	88
Total revenues from contracts with customers	4,923	4,604	4,214
Other regulated revenues
SRP revenues (d)	180	1	-
UTM revenues (e)	104	-	-
Energy efficiency program performance bonus revenues	33	17	21
Total other regulated revenues	317	18	21
Total revenues contributing to earnings	5,240	4,622	4,235

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	1,475	1,394	1,291
EECRF and other revenues	63	66	60
Total revenues collected for pass-through expenses	1,538	1,460	1,351
Total operating revenues	$6,778	$6,082	$5,586

__________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from LC&I customers are generally based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

(d)Includes revenues recognized for recoverable costs associated with distribution-related SRP, including operation and maintenance expenses, depreciation expenses, carrying costs on unrecovered balances and related taxes.

(e)Includes revenues recognized for recoverable costs associated with UTM eligible transmission and distribution capital investments put into service after December 31, 2024 through December 31, 2025, including depreciation expenses, carrying costs on unrecovered balances and related taxes.

Customers

At December 31, 2025, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our wholesale transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers, collectively represented 25% and 21%, respectively, of our total operating revenues for the year ended December 31, 2025, and 25% and 23%, respectively, of our total operating revenues for each of the years ended December 31, 2024 and December 31, 2023. No other customer represented more than 10% of our total operating revenues during such periods.

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

Pass-through Expenses

Revenues equal to expenses that are allowed to be passed-through to customers (primarily third-party wholesale transmission service and energy efficiency program costs) are recognized at the time the expense is recognized. Franchise taxes are assessed by local governmental bodies, based on kWh delivered and are not a “pass-through” item. The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to “revenues” in the income statement.

4. PROVISION IN LIEU OF INCOME TAXES

Components of Liability in Lieu of Deferred Income Taxes

The components of our liability in lieu of deferred income taxes are provided in the table below:

	At December 31,
	2025	2024
Deferred Tax Related Assets:
Employee benefit liabilities	$251	$256
Regulatory liabilities	32	35
Net operating loss	156	-
Other	98	73
Total deferred tax related assets	537	364
Deferred Tax Related Liabilities:
Property, plant and equipment	3,014	2,598
Regulatory assets	358	312
Other	6	6
Total deferred tax related liabilities	3,378	2,916
Liability in lieu of deferred income taxes – net	$2,841	$2,552

Provision (Benefit) in Lieu of Income Taxes

The components of our reported provision (benefit) in lieu of income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
Reported in operating expenses:
Current:
U.S. federal	$(14)	$24	$88
State	33	32	29
Deferred:
U.S. federal	209	153	69
State	1	-	-
Amortization of investment tax credits	-	(1)	(1)
Total reported in operating expenses	229	208	185
Reported in other income and deductions:
Current:
U.S. federal	(4)	(4)	-
Deferred federal	3	2	(8)
Total reported in other income and deductions	(1)	(2)	(8)
Total provision in lieu of income taxes	$228	$206	$177

Reconciliation of provision in lieu of income taxes computed at the U.S. federal statutory rate to provision in lieu of income taxes:

	Years Ended December 31,
	2025		2024		2023
	Amount ($)	Contributed Tax Rate (%)	Amount ($)	Contributed Tax Rate (%)	Amount ($)	Contributed Tax Rate (%)
Income before provision in lieu of income taxes	$1,298	-	$1,174	-	$1,041	-
Provision in lieu of income taxes at the U.S. federal statutory rate of 21%	$272	21.0%	$247	21.0%	$219	21.0%
Accrual of AFUDC - equity income	(20)	(1.5)	(13)	(1.1)	(10)	(1.0)
Amortization of investment tax credits – net of deferred tax effect	-	-	-	-	(1)	(0.1)
Amortization of excess deferred taxes	(51)	(3.9)	(51)	(4.3)	(51)	(4.9)
Nontaxable gains on benefit plan investments	(5)	(0.4)	(7)	(0.6)	(3)	(0.3)
Texas margin tax, net of federal tax benefit (a)	28	2.2	24	2.0	22	2.1
Other	4	0.3	6	0.5	1	0.1
Provision in lieu of income taxes at effective tax rates	$228	17.6%	$206	17.5%	$177	17.0%

____________

(a)State taxes in Texas make up 100% of the tax effect in this category.

The net amounts of $2.841 billion and $2.552 billion reported in the balance sheets at December 31, 2025 and 2024, respectively, as liability in lieu of deferred income taxes include amounts previously recorded as net deferred tax liabilities. In connection with the sale of equity interests to Texas Transmission in 2008, we became a partnership for U.S. federal income tax purposes, and the temporary differences that gave rise to the deferred taxes will, over time, become taxable to the equity holders. Under a tax sharing agreement among us and our equity holders (see Note 1), we make payments to the equity holders related to income taxes when amounts would have become due to the I.R.S. if Oncor was taxed as a corporation. Accordingly, as the temporary differences become taxable, we will pay the equity holders. In the event such amounts are not paid under the tax sharing agreement, it is probable that this regulatory liability will continue to be included in Oncor’s rate setting processes.

Accounting For Uncertainty in Provision in Lieu of Income Taxes

For federal income tax purposes, the statute of limitations is open for partnership tax returns for the years beginning after December 31, 2021. We filed refund claims for the tax years ending December 31, 2018 through 2021, but no additional tax may be assessed for these tax years.

Texas margin tax returns are still open for tax years beginning after 2020. We have filed refund claims for the tax year ending December 31, 2018 through 2021 (2019 through 2022 report years), but no additional tax may be assessed for the tax years ending December 31, 2018 through 2020.

We are not a member of another entity’s consolidated tax group and assess our liability for uncertain tax positions in our partnership returns. The following table represents the changes to the uncertain tax positions reported in other noncurrent liabilities in our consolidated balance sheets for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Balance at January 1, excluding interest and penalties	$5	$3	$1
Additions based on tax positions related to prior years	-	2	2
Balance at December 31, excluding interest and penalties	$5	$5	$3

Noncurrent liabilities included $2 million and $1 million of accrued interest related to uncertain tax positions each at December 31, 2025 and 2024. Furthermore, there was $1 million recorded related to interest and penalties in each of the years ended December 31, 2025, 2024 and 2023. The federal income tax benefit on the interest accrued on uncertain tax positions, if any, is recorded as liability in lieu of deferred income taxes.

Tax Impact from OBBBA

The OBBBA was signed into law in July 2025. The OBBBA includes revisions of the Inflation Reduction Act enacted in 2022 and extends or revises key provisions of the TCJA. Included in the OBBBA is the immediate expensing of domestic research and experimental expenditures, including internally developed software expenditures, under Code Section 174A. This change supersedes prior rules requiring a five-year amortization of domestic research and experimental expenditures under the TCJA. In accordance with I.R.S. transitional guidance (Revenue Procedure 2025-28), we plan to elect to accelerate deductions for domestic unamortized software development expenditures incurred in tax years 2022 through 2024, with remaining balances deductible in tax year 2025. As a result, we included a tax deduction of $377 million (tax effect of $79 million) in the 2025 income tax provision. The deduction does not have a material impact on the consolidated financial statements and has no impact on the effective tax rate. We will continue to monitor guidance issued by the U.S. Department of the Treasury and the I.R.S.

See Note 10 for more information regarding the tax sharing agreement.

5. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused borrowing capacity under the $2B Credit Facility and CP Program at December 31, 2025 and 2024:

	At December 31,
	2025	2024
$2B Credit Facility borrowing capacity	$2,000	$2,000
$2B Credit Facility outstanding borrowings	-	-
CP Notes outstanding (a)	-	(594)
Total available unused short-term borrowing capacity	$2,000	$1,406

____________

(a)The weighted average interest rate for CP Notes was 4.76% at December 31, 2024. All outstanding CP Notes at December 31, 2024 had maturity dates of less than one year.

$2B Credit Facility

On February 20, 2025, we entered into an amended and restated unsecured revolving $2B Credit Facility. On February 20, 2026, we entered into an amendment to the $2B Credit Facility to, among other things, extend the maturity date by one year and to remove the SOFR Adjustment. The $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2031. The $2B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. Borrowings under the $2B Credit Facility, if any, are classified as short-term on the balance sheet.

Borrowings under the $2B Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing plus an applicable margin of between 0.750% and 1.250%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) term SOFR for a one-month interest period on such date plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.25%, depending on certain credit ratings assigned to our debt. The $2B Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

A commitment fee is payable quarterly in arrears and upon termination or reduction of the revolving commitments at a rate per annum equal to between 0.060% and 0.175%, depending on certain credit ratings assigned to our debt, of the unborrowed commitments under the $2B Credit Facility. Letter of credit fees under the $2B Credit Facility are payable quarterly in arrears and upon expiration or if a letter of credit is drawn in full at a rate per annum equal to the applicable margin for term SOFR under the $2B Credit Facility. Fronting fees in an amount as separately agreed by us and any fronting bank that issues a letter of credit are also payable quarterly in arrears and upon termination to each such fronting bank.

The $2B Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other customary covenants for facilities of this type.

The $2B Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $2B Credit Facility and cross-default provisions in the event we or certain of our subsidiaries defaults in the payment of principal or interest due in respect of any indebtedness in a principal amount in excess of $150 million or fails to observe or perform any other term, covenant, condition or agreement contained in any agreement or instrument evidencing such indebtedness if such failure results in acceleration of the maturity of such indebtedness or receives judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days.

CP Program

We have established a CP Program, under which we may issue unsecured CP Notes on a private placement basis with maturity dates not exceeding 397 days from the date of issuance. To the extent any CP Notes are issued with maturity dates of over one year, we anticipate those would be classified as long-term debt and obtain liquidity support under the $1B Credit Facility (See Note 6 for more information regarding the $1B Credit Facility). We anticipate that any CP Notes issued under the CP Program with a maturity date equal to or less than a year would be classified as short-term debt and obtain liquidity support under the $2B Credit Facility. Total CP Notes outstanding at any time may not exceed a maximum amount of $3.0 billion, and we operate the CP Program to ensure that the aggregate amount of CP Notes obtaining liquidity support from the applicable credit facility, when combined with any outstanding borrowings under such credit facility, do not exceed the maximum borrowing capacity of such credit facility.

6. LONG-TERM DEBT

At December 31, 2025, our outstanding long-term debt consisted of U.S. dollar-denominated, euro-denominated and Canadian dollar-denominated fixed rate senior secured notes, variable rate secured debt borrowed under the AR Facility, and variable rate unsecured debt borrowed under the $500M Credit Facility and the Term Loan Credit Agreement.

The following table is a summary of our outstanding long-term debt at December 31, 2025 and 2024:

	At December 31,
	2025	2024
Fixed Rate Senior Secured Notes (a):
Total U.S. dollar-denominated fixed rate senior secured notes (b)	$15,721	$14,395
Euro-denominated fixed rate senior secured notes:
3.50% Senior Secured Notes due May 15, 2031 measured at issuance (c)	542	542
3.625% Senior Secured Notes due June 15, 2034 measured at issuance (d)	805	-
Euro Notes remeasurement adjustments (e)	62	(24)
Total euro-denominated fixed rate senior secured notes	1,409	518
Canadian dollar-denominated fixed rate senior secured notes:
4.20% Senior Secured Notes due October 1, 2035 measured at issuance (f)	361	-
CAD Notes remeasurement adjustments (g)	3	-
Total Canadian dollar-denominated fixed rate senior secured notes	364	-
Total fixed rate senior secured notes	17,494	14,913
Variable Rate Secured Debt:
AR Facility due April 28, 2028 (h)	325	-
Variable Rate Unsecured Debt:
$500M Credit Facility due February 21, 2027	480	480
Term Loan Credit Agreement due March 1, 2027 (h)	925	-
Total long-term debt	19,224	15,393
Unamortized discount, premium and debt issuance costs	(181)	(159)
Total carrying amount of long-term debt	$19,043	$15,234

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

(d)On June 16, 2025, we issued the 2034 Euro Notes. Our euro-denominated fixed rate payment obligations under the 2034 Euro Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2034 Euro Notes that are due in euros. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2034 Euro Notes at maturity will be $805 million, and the all-in U.S. dollar fixed rate coupon on the 2034 Euro Notes is 5.4405%.

(e)The remeasurement of the Euro Notes at December 31, 2025, was calculated based on the exchange rate of €1.00 to $1.1739. The remeasurement at December 31, 2024, which applied solely to the 2031 Euro Notes, was calculated based on the exchange rate of €1.00 to $1.0357.

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

(g)The remeasurement of the CAD Notes at December 31, 2025, was calculated based on the exchange rate of C$1.00 to $0.7287.

(h)On January 29, 2026, we borrowed (i) $150 million under the AR Facility and (ii) $475 million under the Term Loan Credit Agreement. Following the borrowing under the Term Loan Credit Agreement in January 2026, no additional amounts remain available for borrowing under the Term Loan Credit Agreement.

At December 31, 2025 and 2024, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At December 31,
	2025	2024
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
2.95% Senior Secured Notes due April 1, 2025 (a)	$-	$350
0.55% Senior Secured Notes due October 1, 2025 (b)	-	450
3.86% Senior Secured Notes, Series A, due December 3, 2025 (c)	-	174
3.86% Senior Secured Notes, Series B, due January 14, 2026 (d)	38	38
5.50% Senior Secured Notes, Series C, due May 1, 2026 (d)	200	200
4.50% Senior Secured Notes due March 20, 2027	500	-
4.30% Senior Secured Notes due May 15, 2028	600	600
3.70% Senior Secured Notes due November 15, 2028	650	650
5.75% Senior Secured Notes due March 15, 2029	318	318
5.00% Senior Secured Notes, Series F, due May 1, 2029	100	100
5.15% Senior Secured Notes, Series H, due May 1, 2029	250	-
4.65% Senior Secured Notes due November 1, 2029	650	550
2.75% Senior Secured Notes due May 15, 2030	700	700
5.34% Senior Secured Notes, Series D, due May 1, 2031	100	100
7.00% Senior Secured Notes due May 1, 2032	494	494
4.15% Senior Secured Notes due June 1, 2032	400	400
4.55% Senior Secured Notes due September 15, 2032	700	700
7.25% Senior Secured Notes due January 15, 2033	323	323
5.65% Senior Secured Notes due November 15, 2033	800	800
5.59% Senior Secured Notes, Series I, due May 1, 2034	150	-
5.35% Senior Secured Notes due April 1, 2035	650	-
5.45% Senior Secured Notes, Series E, due May 1, 2036	100	100
7.50% Senior Secured Notes due September 1, 2038	300	300
5.25% Senior Secured Notes due September 30, 2040	475	475
4.55% Senior Secured Notes due December 1, 2041	400	400
5.30% Senior Secured Notes due June 1, 2042	348	348
3.75% Senior Secured Notes due April 1, 2045	550	550
3.80% Senior Secured Notes due September 30, 2047	325	325
4.10% Senior Secured Notes due November 15, 2048	450	450
3.80% Senior Secured Notes due June 1, 2049	500	500
3.10% Senior Secured Notes due September 15, 2049	700	700
3.70% Senior Secured Notes due May 15, 2050	400	400
2.70% Senior Secured Notes due November 15, 2051	500	500
4.60% Senior Secured Notes due June 1, 2052	400	400
4.95% Senior Secured Notes due September 15, 2052	900	900
5.35% Senior Secured Notes due October 1, 2052	300	300
5.49% Senior Secured Notes, Series G, due May 1, 2054	50	50
5.55% Senior Secured Notes due June 15, 2054	750	750
5.80% Senior Secured Notes due April 1, 2055	650	-
Total U.S. dollar-denominated fixed rate senior secured notes	$15,721	$14,395

___________

(a)On March 14, 2025, we repaid the entire $350 million aggregate principal amount of our 2.95% Senior Secured Notes due 2025 (the 2.95% 2025 Notes) that were redeemed in full.

(b)On March 19, 2025, we extinguished all of our 0.55% Senior Secured Notes due 2025 (the 0.55% 2025 Notes), of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes matured on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged. The trustee paid the holders of the 0.55% 2025 Notes in full on October 1, 2025.

(c)On December 3, 2025, we repaid in full at maturity the $174 million aggregate principal amount of our 3.86% Senior Secured Notes, Series A, due December 3, 2025 (Series A Notes).

(d)At December 31, 2025, the $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026 (Series B Notes) and $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026 are due within the next 12 months. At December 31, 2025, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the Term Loan Credit Agreement, the AR Facility, the $500M Credit Facility and the $1B Credit Facility resulted in these senior secured notes due within the next 12 months being classified as long-term debt, noncurrent.

Senior Secured Notes Activities

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

On December 3, 2025, we repaid in full at maturity the $174 million aggregate principal amount of our Series A Notes.

On January 14, 2026, we repaid in full at maturity the $38 million aggregate principal amount of our Series B Notes.

Senior Secured Notes Extinguishment

On March 19, 2025, we extinguished all of the 0.55% 2025 Notes, of which $450 million aggregate principal amount was outstanding. The 0.55% 2025 Notes matured on October 1, 2025. Pursuant to the terms of the indenture and officer’s certificate governing the 0.55% 2025 Notes, we irrevocably deposited with the trustee cash and U.S. Treasury Notes in an amount sufficient for defeasance of the 0.55% 2025 Notes, whereby our indebtedness in respect of the 0.55% 2025 Notes was satisfied and discharged. The trustee paid the holders of the 0.55% 2025 Notes in full on October 1, 2025. We recognized a $9 million unamortized gain on extinguishment as a regulatory liability due to the pricing of the U.S. Treasury Notes deposited with the trustee. See Note 2 for more details.

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

Long-Term Revolving Facilities

Our long-term revolving borrowing capacity includes the borrowing capacities under the AR Facility, the $500M

Credit Facility and the $1B Credit Facility. The following table reflects available long-term borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility at December 31, 2025 and 2024:

	At December 31,
	2025	2024
Available unused borrowing capacity under AR Facility	$175	$500
Available unused borrowing capacity under the $500M Credit Facility	20	20
Available unused borrowing capacity under the $1B Credit Facility	1,000	-
Total available unused long-term borrowing capacity	$1,195	$520

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

The following table summarizes the activity under the AR Facility in 2025:

Borrowing (Repayment) Amounts
Balance at December 31, 2024	$-
Borrowing on January 30, 2025	300
Repayment on March 20, 2025	(300)
Borrowing on May 29, 2025	210
Repayment on June 17, 2025	(210)
Borrowing on November 25, 2025	325
Balance at December 31, 2025	$325

At December 31, 2025, the borrowing base for the AR Facility was $500 million and $325 million aggregate principal amount of borrowings were outstanding under the AR Facility.

On January 29, 2026, we borrowed an additional $150 million under the AR Facility.

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

A commitment fee is payable quarterly in arrears and upon termination or the reduction of the revolving commitments at a rate per annum equal to between 0.075% and 0.625% of the unborrowed commitments under the $500M Credit Facility, depending on certain credit ratings assigned to our debt and the utilization percentage. The utilization percentage is determined by dividing the aggregate principal amount of loans outstanding under the $500M Credit Facility by the total commitments.

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

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at December 31, 2025. The remaining borrowing capacity was $20 million at December 31, 2025.

$1B Credit Facility

On February 20, 2025, we entered into an unsecured revolving $1B Credit Facility. On February 20, 2026, we entered into an amendment to the $1B Credit Facility to, among other things, extend the maturity date by one year and to remove the SOFR Adjustment. The $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2029. The $1B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $1B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

Borrowings under the $1B Credit Facility bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing plus an applicable margin of between 0.750% and 1.250%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) term SOFR for a one-month interest period on such date plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.25%, depending on certain credit ratings assigned to our debt. The $1B Credit Facility also provides for an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

A commitment fee is payable quarterly in arrears and upon termination or reduction of the revolving commitments at a rate per annum equal to between 0.040% and 0.150%, depending on certain credit ratings assigned to our debt, of the unborrowed commitments under the $1B Credit Facility.

The $1B Credit Facility requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other customary covenants for facilities of this type.

The $1B Credit Facility also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the $1B Credit Facility and cross-default provisions in the event we or certain of our subsidiaries defaults in the payment of principal or interest due in respect of any indebtedness in a principal amount in excess of $150 million or fails to observe or perform any other term, covenant, condition or agreement contained in any agreement or instrument evidencing such indebtedness if such failure results in acceleration of the maturity of such indebtedness or receives judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days.

At December 31, 2025, there were no borrowings under the $1B Credit Facility.

Term Loan Credit Agreement

On December 23, 2025, we entered into an unsecured $1.4 billion Term Loan Credit Agreement that matures on March 1, 2027. On December 26, 2025, we borrowed $925 million aggregate principal amount. The proceeds from this borrowing were used for general corporate purposes, including to repay then-outstanding CP Notes. Such repaid CP Notes were issued by us for general corporate purposes, including to repay in full the Series A Notes plus accrued and unpaid interest. On January 29, 2026, we borrowed $475 million aggregate principal amount. The proceeds from this borrowing were used for general corporate purposes, including to repay then-outstanding CP Notes. Following the borrowing in January 2026, no additional amounts remain available for borrowing under the Term Loan Credit Agreement.

Borrowings under the Term Loan Credit Agreement bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing plus an applicable margin of 0.875%, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate as quoted by The Wall Street Journal on such date, (2) the federal funds effective rate on such date, plus 0.50%, and (3) term SOFR for a one-month interest period on such date plus 1.0%). The Term Loan Credit Agreement also provides for a commitment fee at a rate per annum of 0.05% on the daily average available commitment during the funding availability period and an alternative rate of interest upon the occurrence of certain events related to the current rate of interest benchmark.

The Term Loan Credit Agreement requires that we maintain a maximum consolidated senior debt to consolidated total capitalization ratio of 0.65 to 1.00 and observe certain customary reporting requirements and other customary covenants for facilities of this type.

The Term Loan Credit Agreement also contains customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Oncor that are not permitted transactions under the Term Loan Credit Agreement and cross-default provisions in the event we or certain of our subsidiaries defaults in the payment of principal or interest due in respect of any indebtedness in a principal amount in excess of $150 million or fails to observe or perform any other term, covenant, condition or agreement contained in any agreement or instrument evidencing such indebtedness if such failure results in acceleration of the maturity of such indebtedness or receives judgments for the payment of money in excess of $150 million that are not discharged or stayed within 60 days.

Maturities

Long-term debt maturities at December 31, 2025, are as follows:

Years	Amounts (a)
2026	$238
2027	1,905
2028	1,575
2029	1,318
2030	700
Thereafter	13,488
Total	$19,224

____________

(a)Including the remeasurement adjustments related to foreign currency denominated notes, but excluding unamortized discount, premium and debt issuance costs.

Fair Value of Long-Term Debt

At December 31, 2025 and 2024, the estimated fair value of our long-term debt (net of unamortized discount, premium and debt issuance costs) totaled $18.176 billion and $13.446 billion, respectively, and the carrying amount totaled $19.043 billion and $15.234 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

7.COMMITMENTS AND CONTINGENCIES

Leases

General

A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At both December 31, 2025 and 2024, we had $3 million in GAAP operating leases for temporary emergency electric energy facilities that are treated as finance leases solely for rate-making purposes as required by PURA. Operating lease costs that are not capitalized are generally recognized as operating expenses on a straight-line basis over the lease term. We are not a lessor to any material lease contracts.

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

Lease Obligations, Lease Costs and Other Supplemental Data

The following table presents GAAP operating lease related balance sheet information:

	At December 31,
	2025	2024
ROU assets:
Right-of-use operating lease assets	$265	$209

Lease liabilities:
Operating lease and other current liabilities	$50	$41
Operating lease obligations	239	193
Total operating lease liabilities	$289	$234

Weighted-average remaining lease term (in years)	7	7
Weighted-average discount rate	3.8%	3.7%

The following table presents costs related to lease activities:

	Years Ended December 31,
	2025	2024	2023
Operating lease costs (including amounts allocated to property, plant and equipment)	$64	$31	$53
Short-term lease costs	25	20	13
Total operating lease costs	$89	$51	$66

The following table presents lease related cash flows and other information:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$65	$56	$47

ROU assets obtained in exchange for operating lease obligations (noncash)	$171	$129	$19

The following table presents the maturity analysis of our operating lease liabilities and reconciliation to the present value of lease liabilities:

Years	Amounts
2026	$61
2027	55
2028	48
2029	39
2030	29
Thereafter	111
Total undiscounted lease payments	343
Less imputed interest	(54)
Total operating lease obligations	$289

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of December 31, 2025, the Texas State Comptroller’s office was conducting one sales and use tax audit for audit periods covering January 2018 through December 2022. While the outcome of these ongoing audits is uncertain, based on our analysis, we do not expect the ultimate resolutions of these ongoing audits will have a material adverse effect on our financial position, results of operations, or cash flows.

In December 2025, we reached a final settlement agreement with the Texas State Comptroller’s office for the sales and use tax audit for the July 2013 through December 2017 audit period that resulted in a net $36 million refund. The effects of the net settlement recorded in December 2025 reflect a $26 million reduction in property, plant and equipment in the Consolidated Balance Sheets related to sales tax previously capitalized, and a $7 million reduction in operation and maintenance expense and $3 million credited to other (income) and deductions – net in the Statements of Consolidated Income related to sales tax previously expensed and associated interest income.

Energy Efficiency Spending

We are required to annually invest in programs designed to improve customer electricity demand and consumption efficiencies to satisfy ongoing regulatory requirements. The requirement for the year 2026 is $64 million, which is recoverable through EECRF rates.

Legal/Regulatory Proceedings

See Note 2 above for additional information regarding certain regulatory proceedings. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows.

Labor Contracts

At December 31, 2025, approximately 15% of our full-time employees were represented by a labor union and covered by a collective bargaining agreement that expires in October 2026.

Contractual Purchase Obligations

At December 31, 2025, we had contractual purchase obligations in the amount of $185 million under outsourcing agreements over the five-year period 2026 through 2030.

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

8. MEMBERSHIP INTERESTS

Capital Contributions

On February 12, 2026, we received cash capital contributions from our members totaling $1.091 billion. During 2025, we received the following cash capital contributions from our members:

Receipt Dates	Amounts
February 14, 2025	$605
May 2, 2025	$605
July 30, 2025	$647
October 29, 2025	$647

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

Our current authorized regulatory capital structure is 57.5% debt to 42.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, discounts, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At December 31, 2025, our regulatory capitalization was 56.3% debt to 43.7% equity and as a result we had $717 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On February 11, 2026, our board of directors declared, and we paid, a cash distribution of $286 million. During 2025, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Dates	Payment Dates	Amounts
February 13, 2025	February 13, 2025	$177
April 30, 2025	May 1, 2025	$177
July 29, 2025	July 29, 2025	$219
October 28, 2025	October 28, 2025	$219

AOCI

The following table presents the changes to AOCI for the years ended December 31, 2025, 2024 and 2023 net of tax:

	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at December 31, 2022	$(34)	$(128)	$(162)
OCI before reclassifications	(3)	(19)	(22)
Amounts reclassified from AOCI (a)	3	1	4
Net OCI	-	(18)	(18)
Balance at December 31, 2023	(34)	(146)	(180)
OCI before reclassifications	(10)	-	(10)
Amounts reclassified from AOCI (a)	3	3	6
Net OCI	(7)	3	(4)
Balance at December 31, 2024	(41)	(143)	(184)
OCI before reclassifications	(54)	2	(52)
Amounts reclassified from AOCI (a)	4	4	8
Net OCI	(50)	6	(44)
Balance at December 31, 2025	$(91)	$(137)	$(228)

___________

(a)The amounts reclassified from “Derivative Hedges” affect “Interest expense and related charges” line on our Statements of Consolidated Income. The amounts reclassified from “Pension and OPEB Plans” affect “Operation and maintenance” and “Other (income) and deductions – net” lines on our Statements of Consolidated Income.

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

We are authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings related to recoverable service. Amounts deferred are ultimately subject to regulatory approval. At December 31, 2025 and 2024, we had recorded net regulatory assets totaling $247 million and $242 million, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

We have also assumed primary responsibility for pension benefits of a closed group of retired and terminated vested plan participants not related to our regulated utility business (non-recoverable service) in a 2012 transaction. Any retirement costs associated with non-recoverable service are not recoverable through rates.

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Code, and are subject to the provisions of ERISA. Employees do not contribute to either plan. These pension plans provide benefits to participants under one of two formulas: (i) a Cash

Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. The weighted-average interest crediting rate assumption for the Cash Balance Formula was 3.75% for 2025. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

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

At December 31, 2025, the pension plans’ projected benefit obligation included a net actuarial loss of $86 million attributable primarily to a decrease in discount rates due to changes in the corporate bond markets, actuarial assumption updates to reflect recent demographic experience and current market conditions and plan experience different than expected.

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

At December 31, 2025, the OPEB Plans’ projected benefit obligation included a net actuarial gain of $2 million attributable primarily to updates to health care assumptions, partially offset by losses attributable to a decrease in discount rates due to changes in the corporate bond markets and plan experience different than expected.

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

The fair value method is used to determine the market-related value of the assets held in the trust for purposes of calculating OPEB cost.

Detailed Information Regarding Pension and OPEB Benefits

The following pension plans and OPEB Plans information is based on December 31, 2025, 2024 and 2023 measurement dates:

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Assumptions Used to Determine Net Periodic Pension and OPEB Costs:
Discount rate	5.46%	4.77%	4.94%	5.65%	4.99%	5.19%
Expected return on plan assets	6.28%	5.83%	6.04%	7.11%	6.72%	6.94%
Rate of compensation increase	5.57%	5.65%	5.34%	N/A	N/A	N/A

Components of Net Pension and OPEB Costs:
Service cost	$23	$25	$23	$2	$2	$2
Interest cost (a)	129	120	123	34	31	33
Expected return on assets (a)	(120)	(115)	(125)	(6)	(7)	(7)
Amortization of net loss (gain) (a)	7	4	1	(8)	(7)	(33)
Net pension and OPEB costs	39	34	22	22	19	(5)
Net adjustments (b)	(14)	(10)	6	(13)	(10)	21
Net pension and OPEB costs recognized as operation and maintenance expense or other deductions	$25	$24	$28	$9	$9	$16

Other Changes in Plan Assets and Benefit Obligations Recognized as Regulatory Assets or in Other Comprehensive Income:
Net (gain) loss	$28	$(12)	$27	$(8)	$(15)	$(11)
Amortization of net (loss) gain	(7)	(4)	(1)	8	7	33
Total recognized as regulatory assets or other comprehensive income	21	(16)	26	-	(8)	22
Total recognized in net periodic pension and OPEB costs and as regulatory assets or other comprehensive income	$46	$8	$54	$9	$1	$38

____________

(a)The components of net costs other than service cost component are recorded in “Other deductions and (income) – net” in Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, regulatory asset or regulatory liability.

	Pension Plans			OPEB Plans
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	5.30%	5.46%	4.77%	5.43%	5.65%	4.99%
Rate of compensation increase	5.70%	5.57%	5.65%	N/A	N/A	N/A

	Pension Plans		OPEB Plans
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
Change in PBO for Pension Plans/APBO for OPEB Plans:
PBO/APBO at beginning of year	$2,460	$2,615	$627	$654
Service cost	23	25	2	2
Interest cost	129	120	34	31
Participant contributions	-	-	20	20
Actuarial (gain) loss	86	(134)	(2)	(15)
Benefits paid	(167)	(166)	(60)	(65)
PBO/APBO at end of year	$2,531	$2,460	$621	$627
ABO at end of year	$2,421	$2,360	N/A	N/A

Change in Plan Assets:
Fair value of assets at beginning of year	$1,739	$1,822	$101	$116
Actual return (loss) on assets	179	(7)	12	7
Employer contributions	192	90	25	23
Participant contributions	-	-	20	20
Benefits paid	(167)	(166)	(60)	(65)
Fair value of assets at end of year	$1,943	$1,739	$98	$101

Funded Status:
Projected benefit obligation at end of year	$(2,531)	$(2,460)	$(621)	$(627)
Fair value of assets at end of year	1,943	1,739	98	101
Funded status at end of year	$(588)	$(721)	$(523)	$(526)

	Pension Plans		OPEB Plans
	At December 31,		At December 31,
	2025	2024	2025	2024
Amounts Recognized in the Balance Sheet Consist of:
Assets:
Other noncurrent assets	$48	$29	$-	$-
Regulatory assets	359	331	-	-
Total assets recognized	$407	$360	$-	$-
Liabilities:
Other current liabilities	$(6)	$(6)	$(11)	$(13)
Other noncurrent liabilities	(630)	(744)	(512)	(513)
Regulatory liabilities	-	-	(167)	(165)
Total liabilities recognized	$(636)	$(750)	$(690)	$(691)
Accumulated other comprehensive net loss (income)	$136	$144	$-	$(1)

The following table provides information regarding the assumed health care cost trend rates.

	Years Ended December 31,
	2025	2024	2023
Assumed Health Care Cost Trend Rates – Not Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	8.00%	7.40%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2034	2033

Assumed Health Care Cost Trend Rates – Medicare Eligible:
Health care cost trend rate assumed for next year	8.90%	10.10%	8.80%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2034	2033

The following table provides information regarding pension plans with PBO and ABO in excess of the fair value of plan assets.

	At December 31,
	2025	2024
Pension Plans with PBO and ABO in Excess of Plan Assets (a):
PBO	$2,531	$2,460
ABO	$2,421	$2,360
Fair value of plan assets	$1,943	$1,739

_________

(a)PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan are included. Oncor’s obligations with respect to the Vistra Retirement Plan are overfunded. As of December 31, 2025, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $130 million, $130 million and $165 million, respectively. As of December 31, 2024, PBO, ABO and the plan assets relating to Oncor’s obligations with respect to the Vistra Retirement Plan were $130 million, $129 million and $159 million, respectively.

The following table provides information regarding OPEB Plans with APBO in excess of the fair value of plan assets.

	At December 31,
	2025	2024
OPEB Plans with APBO in Excess of Plan Assets:
APBO	$621	$627
Fair value of plan assets	$98	$101

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

The Oncor Retirement Plan’s investments are managed in two pools: one pool associated with the regulated utility service portion of plan obligations related to Oncor’s regulated utility business, and a second pool associated with the service portion of plan obligations not related to Oncor’s regulated utility business. Each pool is invested in a broadly diversified portfolio as shown below. The second pool represents 27% of total investments at December 31, 2025.

The target asset allocation ranges of the pension plans’ investments by asset category are as follows:

	Target Allocation Ranges
Asset Category	Regulated Utility Service Pool	Non-Regulated Service Pool
International equities	4% - 12%	1% - 7%
U.S. equities	14% - 22%	6% - 12%
Real assets	7% - 17%	0% - 3%
Credit strategies	0% - 10%	0% - 3%
Private credit	0% - 10%	0%
Private equity	0% - 10%	0%
Hedge funds	0% - 10%	0%
Fixed income	38% - 48%	81% - 89%

Our investment objective for the OPEB Plans primarily follows the objectives of the pension plans discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2025 provided below are consistent with the asset allocation targets.

Fair Value Measurement of Pension Plans’ Assets

At December 31, 2025 and 2024, pension plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Asset Category
Fixed income securities (a)	$-	$31	$-	$31
Total assets in the fair value hierarchy	$-	$31	$-	$31
Total assets measured at NAV (b)				1,912
Total fair value of plan assets				$1,943

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$-	$54	$-	$54
Equity securities:
U.S.	28	1	-	29
International	58	-	-	58
Fixed income securities:
Corporate bonds (c)	-	524	-	524
Other (a)	-	31	-	31
Total assets in the fair value hierarchy	$86	$610	$-	$696
Total assets measured at NAV (b)				1,043
Total fair value of plan assets				$1,739

_____________

(a)Consists primarily of government bonds, emerging market debt, bank loans and fixed income derivative instruments.

(b)Fair value was measured using the NAV per share as a practical expedient as the investments did not have a readily determinable fair value and are not required to be classified in the fair value hierarchy. The NAV fair value amounts presented here are intended to permit a reconciliation to the total fair value of plan assets.

(c)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

Fair Value Measurement of OPEB Plans’ Assets

At December 31, 2025 and 2024, the OPEB Plans’ assets measured at fair value on a recurring basis consisted of the following:

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$11	$-	$-	$11
Equity securities:
U.S.	9	-	-	9
International	7	-	-	7
Fixed income securities:
Other (a)	10	-	-	10
Total assets in the fair value hierarchy	$37	$-	$-	$37
Total assets measured at NAV (b)				61
Total fair value of plan assets				$98

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Asset Category
Interest-bearing cash	$9	$1	$-	$10
Equity securities:
U.S.	11	-	-	11
International	11	-	-	11
Fixed income securities:
Corporate bonds (c)	-	25	-	25
Other (a)	9	2	-	11
Total assets in the fair value hierarchy	$40	$28	$-	$68
Total assets measured at NAV (b)				33
Total fair value of plan assets				$101

_____________

(a)Consists primarily of diversified bond mutual funds and government bonds.

(b)Fair value was measured using the NAV per share as a practical expedient as the investments did not have a readily determinable fair value and are not required to be classified in the fair value hierarchy. The NAV fair value amounts presented here are intended to permit a reconciliation to the total fair value of plan assets.

(c)Substantially all corporate bonds are rated investment grade by Fitch, Moody’s or S&P.

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

Pension Plans
Asset Class	Expected Long-Term Rate of Return
International equity securities	6.29%
U.S. equity securities	6.58%
Real assets	8.05%
Credit strategies	6.90%
Private Equity	9.90%
Hedge Funds	6.90%
Private Debt	6.80%
Fixed income securities	6.04%
Weighted average (a)	6.75%

_____________

(a)The 2026 expected long-term rate of return for the nonregulated portion of the Oncor Retirement Plan is 5.82%, and for Oncor’s obligations with respect to the Vistra Retirement Plan is 6.64%.

OPEB Plans
Asset Class	Expected Long-Term Rate of Return
401(h) accounts	7.09%
Life insurance VEBA	6.54%
Union VEBA	6.54%
Non-union VEBA	3.80%
Shared retiree VEBA	3.80%
Weighted average	6.75%

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

Assumed Discount Rate

For the Oncor Retirement Plan at December 31, 2025, we selected the assumed discount rate using the Aon AA-AAA Bond Universe yield curve, which is based on corporate bond yields and at December 31, 2025 consisted of 1,343 corporate bonds with an average rating of AA and AAA using Moody’s, S&P and Fitch ratings. For Oncor’s obligations with respect to the Vistra Retirement Plan and the OPEB Plans at December 31, 2025, we selected the assumed discount rate using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2025 consisted of 542 corporate bonds with an average rating of AA using Moody’s, S&P and Fitch ratings.

Future Pension Plans and OPEB Plans Cash Contributions

Based on applicable minimum funding requirements and the latest actuarial projections, our future funding for the pension plans and the OPEB Plans, is expected to total $101 million and $21 million, respectively, in 2026 and approximately $489 million and $160 million, respectively, in the five-year period 2026 to 2030. We may also elect to make additional discretionary contributions based on market and/or business conditions.

Future Benefit Payments

Estimated future benefit payments to participants are as follows:

	2026	2027	2028	2029	2030	2031-35
Pension plans	$190	$192	$195	$195	$194	$936
OPEB Plans	$44	$45	$46	$47	$48	$237

Thrift Plan

Our employees are eligible to participate in a qualified savings plan, the Oncor Thrift Plan, which is a participant-directed defined contribution plan subject to the provisions of ERISA and intended to qualify under Section 401(a) of the Code, and to meet the requirements of Code Sections 401(k) and 401(m). Under the plan, employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, a portion of their regular salary or wages as permitted under law. Employer matching contributions are made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Oncor Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Oncor Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Our contributions to the Oncor Thrift Plan totaled $36 million, $32 million and $29 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At December 31,
	2025			2024
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(38)	$(10)	$(48)	$(24)	$(6)	$(30)
Texas margin tax payable	31	-	31	29	-	29
Net payable (receivable)	$(7)	$(10)	$(17)	$5	$(6)	$(1)

Cash payments made to our members related to income taxes consisted of the following:

	Years Ended December 31,
	2025			2024			2023
	STH	Texas Transm.	Total	STH	Texas Transm.	Total	STH	Texas Transm.	Total
Federal income taxes	$-	$-	$-	$36	$9	$45	$87	$22	$109
Texas margin taxes	31	-	31	29	-	29	28	-	28
Total payments (net of refunds) (a)	$31	$-	$31	$65	$9	$74	$115	$22	$137

___________

(a)Refunds are less than $1 million for both federal income taxes and Texas margin taxes.

•Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT, Inc., we entered into an operation agreement with Sharyland under which we provide certain operations services to Sharyland at cost with no markup or profit. Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $17 million, $17 million and $16 million in the years ended December 31, 2025, 2024 and 2023, respectively. We provided certain operation services to Sharyland in the amount of $771,000, $586,000 and $659,000 in the years ended December 31, 2025, 2024 and 2023, respectively.

•We paid Sempra $112,000, $108,000 and $105,000 for the years ended December 31, 2025, 2024 and 2023, respectively, for tax consulting and related services.

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

Interest Rate Derivatives

We use interest rate swaps, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At December 31, 2025, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

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

Interest Rate Hedge Transactions

In the first quarter of 2025, we entered into interest rate swap transactions hedging the variability of benchmark bond rates used to determine the interest rates on 10-year and 30-year senior secured notes. The hedges were terminated in March 2025 upon the issuance of our 2035 Notes and 2055 Notes and a $15 million ($12 million net of tax) net fair value loss was realized and recorded in OCI. The AOCI will be reclassified into net income as an increase in interest expense over the life of the 2035 Notes and 2055 Notes, respectively.

In April 2025, we began entering into interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2028. As of December 31, 2025, all such derivative instruments remained outstanding in 2025, we recorded a $5 million ($4 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI.

	Aggregate Notional Amounts	Range of Locked Fixed Rates	Range of Estimated Settlement Years
Interest rate swaps	$3,015	3.39% - 4.29%	2026 ~ 2028

There were approximately $6 million in net losses recorded in AOCI at December 31, 2025 related to the interest rate swaps to be reclassified into net income as an increase to interest expense within the next 12 months.

Foreign Currency Derivatives

We are exposed to foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments, such as the Euro Notes and CAD Notes. We have and may continue to utilize cross-currency swaps to help mitigate the exposure related to foreign currency denominated debt that we have issued or may issue in the future. Our existing cross-currency swaps exchange our euro-denominated and Canadian dollar-denominated principal payments due at maturity under the Euro Notes and CAD Notes, into U.S. dollar-denominated notional amounts and swap euro-denominated and Canadian dollar-denominated fixed interest rates for U.S. dollar-denominated fixed interest rates, respectively. We currently designate our cross-currency swaps as fair value hedges. In accounting for fair value hedges, the derivative contract is recorded on the balance sheet at fair value. We have elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of our foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of OCI. The fair value loss/gain on cross-currency swaps attributable to foreign currency exchange rates are recognized in the income statement to offset the remeasurement gain/loss on the foreign currency denominated debt attributable to foreign currency exchange rates, resulting in no impact on earnings attributable to changes in the foreign currency exchange rate.

Foreign Currency Exchange Rate Hedge Transactions

In May 2024 and June 2025, we entered into multiple cross-currency swaps, designated as fair value hedges, that effectively converted our euro-denominated fixed rate payment obligations under our Euro Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In September 2025, we entered into multiple cross-currency swaps, also designated as fair value hedges, that effectively converted our Canadian dollar-denominated fixed rate payment obligations under our CAD Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In 2025, we recorded a $31 million net fair value loss of the cross-currency swaps. The amount attributable to excluded components was a $58 million ($46 million net of tax) loss and was recorded in OCI at December 31, 2025.

At December 31, 2025, the following foreign currency derivative contracts designated as fair value hedges of the Euro Notes and CAD Notes were outstanding:

							Years Ended December 31,
							2025	2024
	Notional Amounts (a)	Pay Rates (b)	Receive Amounts		Receive Rates	Maturities	Fair Value Gain (Loss)
Cross-currency swaps executed in May 2024	$542	5.3710%		€500	3.500%	2031	$53	$(21)
Cross-currency swaps executed in June 2025	$805	5.4405%		€700	3.625%	2034	$(19)	$-
Cross-currency swaps executed in September 2025	$361	5.0220%	C$	500	4.200%	2035	$(3)	$-

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

Financial Statement Presentation

Derivative Contract Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of December 31, 2025 and 2024:

		At December 31,
		2025	2024
	Balance Sheet Locations	Fair Value of Derivative Assets (Liabilities)
Interest rate swaps	Prepayments and other current assets	$7	$-
	Other noncurrent assets	$6	$-
	Operating lease and other current liabilities	$(7)	$-

Cross-currency swaps	Other noncurrent assets	$29	$-
	Other noncurrent obligations	$(20)	$(21)

The table below provides the related income statement impacts of derivative contracts at December 31, 2025, 2024 and 2023:

		Years Ended December 31,
	Income Statement Location	2025	2024	2023
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	Other (income) and deductions – net (a)	$89	$(24)	$-

____________

(a)The fair value gain/loss on cross-currency swaps attributable to changes in the foreign currency exchange rate were recorded in the same income statement location and offset the loss/gain due to remeasurement of the Euro Notes and CAD Notes, resulting in no impact on earnings attributable to changes in the foreign currency exchange rates. The fair value gain/loss on cross-currency swaps attributable to excluded components were recognized as a component of OCI.

Fair Value Measurements

The fair value of our interest rate swap and cross-currency swap derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. Additionally, the fair values of derivatives designated in hedging relationships include valuation adjustments to appropriately incorporate nonperformance risk for us and/or the respective counterparties. At December 31, 2025, the fair values of derivatives designated in hedging relationships include net $4 million credit valuation adjustments.

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

__

	Years Ended December 31,
	2025	2024	2023
Segment operating revenues (a)	$6,778	$6,082	$5,586
Less:
Wholesale transmission service	1,475	1,394	1,291
Base operation and maintenance, and administrative expenses (b)	1,088	1,012	973
SRP operation and maintenance, and administrative expenses	169	1	-
Regulatory asset/liability amortization and cost of service accruals (c)	313	309	258
Depreciation and amortization	1,184	1,060	978
Property taxes	271	253	241
Gross receipts and franchise taxes	299	295	293
Other (income) and deductions (d)	(76)	(41)	(12)
Provision in lieu of income taxes	228	206	177
Interest expense and related charges - net (e)	757	625	523
Segment expenses	5,708	5,114	4,722
Segment net income	$1,070	$968	$864

_________

(a)Revenues from REP subsidiaries of our two largest customers, collectively represented 25% and 21%, respectively, of our total operating revenues for the year ended December 31, 2025, and 25% and 23%, respectively, of our total operating revenues for each of the years ended December 31, 2024 and December 31, 2023. No other customer represented more than 10% of our total operating revenues during such periods.

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

13. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Years Ended December 31,
	2025	2024	2023
Professional fees	$8	$6	$8
Recoverable Pension and OPEB – non-service costs	20	17	32
Non-recoverable pension and OPEB	1	(1)	(3)
Gains on sales of non-utility property	-	(1)	(9)
AFUDC – equity income	(98)	(60)	(50)
Interest and investment (income) loss – net	(31)	(28)	(13)
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	89	(24)	-
Loss (gain) due to remeasurement of foreign currency denominated notes	(89)	24	-
Other	1	4	4
Total other (income) and deductions – net	$(99)	$(63)	$(31)

Interest Expense and Related Charges

	Years Ended December 31,
	2025	2024	2023
Interest	$846	$683	$552
Amortization of discount, premium and debt issuance costs	9	14	13
Less AFUDC – capitalized interest portion	(67)	(44)	(29)
Total interest expense and related charges	$788	$653	$536

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At December 31,
	2025	2024
Accounts receivable	$1,070	$987
Allowance for uncollectible accounts	(22)	(17)
Accounts receivable – net	$1,048	$970

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 23% and 19%, respectively, of our accounts receivable balance at December 31, 2025 and 22% and 19%, respectively, of our accounts receivable balance at December 31, 2024. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At December 31,
	2025	2024
Insurance prepayments	$28	$27
Local franchise tax prepayments	84	79
Other	28	18
Prepayments and other current assets	$140	$124

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At December 31,
	2025	2024
Assets related to employee benefit plans (a)	$192	$172
Non-utility property – land	10	10
Other	1	1
Total investments and other property	$203	$183

____________

(a)The majority of these assets, which are held in rabbi trusts, represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. At December 31, 2025 and 2024, the face amount of these policies totaled $218 million and $205 million, respectively, and the net cash surrender values (determined using a Level 2 valuation technique) totaled $134 million and $121 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

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

	At December 31,
	2025	2024
Assets:
Cash and cash equivalents	$6	$5
Advances to affiliate	-	4
REP Accounts receivable – net	677	622
Income tax receivable	3	5
Unamortized AR Facility costs	-	1
Total assets	$686	$637

Liabilities:
Accrued interest	$1	$-
Long-term borrowings – net	325	-
Total Liabilities	$326	$-

Property, Plant and Equipment – Net

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/	At December 31,
	Average Life of Depreciable Plant at December 31, 2025	2025	2024
Assets in service:
Distribution	2.7% / 36.5 years	$23,148	$20,880
Transmission	2.4% / 42.1 years	19,032	16,599
Other assets (a)	8.8% / 11.4 years	2,566	2,238
Total		44,746	39,717
Less accumulated depreciation		10,135	9,723
Net of accumulated depreciation		34,611	29,994
Construction work in progress		3,142	1,704
Held for future use		81	71
Property, plant and equipment – net		$37,834	$31,769

_________

(a)Includes intangible capitalized software and general property, plant and equipment.

Depreciation expense as a percent of average depreciable property approximated 2.6% for each of the years ended December 31, 2025 and 2024.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At December 31, 2025			At December 31, 2024
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$935	$140	$795	$705	$134	$571
Capitalized software and other	1,507	444	1,063	1,311	450	861
Total	$2,442	$584	$1,858	$2,016	$584	$1,432

Aggregate amortization expense for intangible assets totaled $137 million, $114 million and $97 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the weighted average remaining useful lives of capitalized land easements and software were 85 years and 7 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Years	Amortization Expenses
2026	$172
2027	$172
2028	$172
2029	$172
2030	$172

Goodwill totaling $4.740 billion was reported on our balance sheet at both December 31, 2025 and 2024. See Note 1 regarding goodwill impairment assessment and testing.

Other Noncurrent Assets

Other noncurrent assets reported on our balance sheet consisted of the following:

	At December 31,
	2025	2024
Fair value of derivative noncurrent assets	$29	$-
Prepayments – noncurrent	12	8
Other	18	23
Total other noncurrent assets	$59	$31

Other Noncurrent Obligations

Other noncurrent obligations reported on our balance sheet consisted of the following:

	At December 31,
	2025	2024
Investment tax credits	$2	$2
Customer advances for construction – noncurrent	608	199
Litigation claim obligations	3	3
Fair value of derivative liabilities	14	21
Other	84	77
Total other noncurrent obligations	$711	$302

Supplemental Cash Flow Information

	Years Ended December 31,
	2025	2024	2023
Cash payments related to:
Interest	$771	$632	$519
Less capitalized interest	(67)	(44)	(29)
Total interest payments (net of amounts capitalized)	$704	$588	$490

Amount in lieu of income taxes (Note 10) (a):
Federal	$-	$45	$109
State	31	29	28
Total payments in lieu of income taxes	$31	$74	$137

Noncash financing activities:
Debt extinguished through legal defeasance (Note 6)	$9	$-	$-

Noncash investing activities:
Construction expenditures financed through accounts payable (b)	$926	$422	$319
Land swap	$-	$10	$-

_______________

(a) See Note 10 for income tax related detail.

(b) Represents end-of-period accruals.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

The management of Oncor Electric Delivery Company LLC performed an evaluation as of December 31, 2025 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2025, Oncor Electric Delivery Company LLC’s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Oncor Electric Delivery Company LLC has issued an attestation report on Oncor Electric Delivery Company LLC’s internal control over financial reporting.

/s/ E. ALLEN NYE, JR.	/s/ DON J. CLEVENGER
E. Allen Nye, Jr., Chief Executive	Don J. Clevenger, Executive Vice President
and Chief Financial Officer

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oncor Electric Delivery Company LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oncor Electric Delivery Company LLC and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report, dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2026

Item 9B.OTHER INFORMATION

(a)During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

(b)Amendment to $2B Credit Facility

On February 20, 2026, we entered into an amendment to the $2B Credit Facility to, among other things, extend the maturity date by one year and to remove the SOFR Adjustment. The $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2031. For more information regarding the terms of the $2B Credit Facility, see Note 5 to Financial Statements. The foregoing description of the amendment to the $2B Credit Facility is qualified in its entirety by reference to the complete terms of the amendment, which is attached hereto as Exhibit 10(l) and incorporated by reference herein.

Amendment to $1B Credit Facility

On February 20, 2026, we entered into an amendment to the $1B Credit Facility to, among other things, extend the maturity date by one year and to remove the SOFR Adjustment. The $1B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2029. For more information regarding the terms of the $1B Credit Facility, see Note 6 to Financial Statements. The foregoing description of the amendment to the $1B Credit Facility is qualified in its entirety by reference to the complete terms of the amendment, which is attached hereto as Exhibit 10(o) and incorporated by reference herein.

Contract for Services

Effective February 23, 2026, we entered into a Contract for Services with James A. Greer, who retired as our Executive Vice President and Chief Operating Officer, a position he held through December 31, 2025. Pursuant to the agreement, Mr. Greer will serve as an independent consultant and advisor to Oncor’s executive management team. As compensation for his services, Mr. Greer will receive a quarterly retainer of $50,000, payable following each calendar quarter during the term of the agreement. The agreement expires on December 31, 2026, unless otherwise terminated in accordance with the terms of the agreement or extended by mutual agreement of the parties. Either party may terminate the agreement upon five business days written notice to the other party, except in the event of certain terminations of the agreement by us that result in the termination being effective on the day of such notice.

Long-Term Incentive Plan Awards Amendments

Upon recommendation of our Organization and Compensation Committee (O&C Committee) and approval by our board of directors, we previously adopted an Amended and Restated Oncor Long-Term Incentive Plan (the Long-Term Incentive Plan), which is described in greater detail in “Item 11. Executive Compensation—Compensation Elements—Long-Term Incentive Plan.” Participants in this plan include our executive officers as well as other key employees.

Pursuant to the terms of the Long-Term Incentive Plan, the O&C Committee, as the plan administrator, has the authority to amend any outstanding award granted under the plan in whole or in part, provided, however, that no such amendment may, without the consent of the applicable participants, adversely affect any material right or material obligation under such outstanding award.

In February 2026, subject to receipt of the consent from each of our executive officers in the case of their outstanding awards, the O&C Committee approved changes to outstanding awards for performance periods 2024-2026 and 2025-2027, as well as new awards for each performance period beginning on or after January 1, 2026. The amendments include (a) increasing the maximum positive adjusted net income growth adder from 21.0% to 36.0%, (b) lowering the maximum negative adjusted net income growth adder from -18.0% to -33.0%, (c) and increasing the final funding percentage limit from 200% to 250%. The amendments were effective as of February 24, 2026, upon the receipt of all consents from our executive officers, including our named executive officers. Other than as described herein, the material terms of the Long-Term Incentive Plan and the awards under such plan remain the same as disclosed in “Item 11. Executive Compensation—Compensation Elements—Long-Term Incentive Plan.”

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names, ages, and information about our current directors (as of February 26, 2026), as furnished by the directors themselves, are set forth below:

Name	Age	Business Experience and Qualifications
Mark S. Berg (1)	67

Mark S. Berg has served as a member of our board of directors since March 2025. Mr. Berg is a senior energy industry executive with extensive commercial and operational experience. During his 20-year career with Pioneer Natural Resources (Pioneer), an NYSE-listed independent oil and gas exploration and production company, first as executive vice president & general counsel from 2005 to 2014 and then as executive vice president, corporate operations from 2014 until its merger with ExxonMobil in 2024, he played a key role in transforming the company into a major U.S. shale resource developer. He led the negotiating team for the $65 billion merger with ExxonMobil as well as multiple multibillion-dollar mergers, global divestitures, and cross-border joint ventures. Prior to joining Pioneer, Mr. Berg served from 2002 to 2004 as senior vice president, general counsel & secretary of Hanover Compressor Company, an NYSE-listed company specializing in natural gas compression and processing, where he instituted disciplined internal controls, resolved an SEC investigation, and settled securities class action litigation. From 1997 to 2002 he served as executive vice president & general counsel of American General Corporation, a Fortune 200 diversified financial services company, and oversaw its $27 billion merger with AIG. From 1990 through 1997 he served as a partner at the law firm Vinson & Elkins LLP, where he focused on M&A and international project development. Mr. Berg currently serves on the board of directors of Oncor Holdings, ProPetro Holding Corp. (NYSE: PUMP), a Permian-based oilfield services company, and is chairman of the board of directors of Crystal Clearwater Resources, a wastewater solutions technology company. Mr. Berg also serves as the founding vice chairman of the Permian Strategic Partnership, a coalition of Permian Basin energy companies and higher education institutions focused on supporting public education, healthcare, road safety and workforce development in the Permian Basin region.

We believe Mr. Berg’s extensive leadership, business, and negotiation experience are important to Oncor in his role as a member of our board of directors. In addition, Mr. Berg brings a wealth of knowledge from the energy sector and valuable insight into the growth in the Permian Basin.

Justin C. Bird (1)(2)(4)	55

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

Mr. Bird was appointed by Sempra (through Oncor Holdings) as a member of our board of directors pursuant to Sempra’s indirect right under the LLC Agreement to designate two directors. We believe Mr. Bird’s extensive financial and management experience qualifies him to serve on our board of directors. In addition, his extensive knowledge and experience in utility and energy matters brings great value to our board of directors and our company.

Debra Hunter Johnson (2)	65

Debra Hunter Johnson has served as a member of our board of directors since March 2025. Ms. Johnson is the founder, and, since its founding in 2007, has served as the chief executive officer and principal consultant of Reciprocity Consulting Group, a consulting company that provides data-driven strategies to enhance leadership, productivity and teamwork. From 1990 to 2007, Ms. Johnson served in various roles at American Airlines, including vice president of global human resources, associate general counsel, and senior attorney. Prior to working at American Airlines, Ms. Johnson was a staff attorney at Chrysler Motors Corporation from 1988 to 1990 and associate attorney from 1985 to 1987 at the law firm of Patterson, Phifer & Phillips, P.C. Ms. Johnson also currently serves on the board of directors of Oncor Holdings, the UT Southwestern Medical Center’s President’s Advisory Board, and the board of directors of various non-profit organizations.

We believe Ms. Johnson’s extensive skills and experience in the business, legal, and consulting sectors are important to Oncor in her role as a member of our board of directors. In addition, Ms. Johnson brings a strong data-driven background to our board of directors, as well as valuable insights in the economic development across Oncor’s North Texas service territory.

Margaret S. C. Keliher (1)	71

Margaret S. C. Keliher has served as a member of our board of directors since March 2023. Ms. Keliher has practiced law with a primary focus on litigation through a sole proprietorship since 2008. From January 2018 until March 2023, Ms. Keliher also served as the executive director of the Dallas Breakfast Group, a non-profit organization whose mission is to increase participation by Dallas-area business executives and civic leaders in local elections and local affairs. Prior to that role, Ms. Keliher served as executive director of the non-profit Texas Business for Clean Air Foundation from 2007 to 2012 and as a lobbyist at the law firm of Locke Lord from 2007 until 2008. From 2002 to 2006, she served as Dallas County Judge, the first female elected to that office, and in that role served as the presiding officer of the Dallas County Commissioners Court and head of emergency management for the county. From 1999 to 2002, she served as Judge of the 44th Civil District Court of Texas. From 1992 to 1998, Ms. Keliher was an associate at the law firm of Jones Day. Ms. Keliher has also worked as a Dallas County District Attorney from 1990 to 1992, as the chief financial officer of Vanro Properties Corp., a real estate development company based in North Texas, from 1985 to 1987, and as a manager at Deloitte & Touche from 1977 to 1985. Ms. Keliher currently serves on the boards of directors of Oncor Holdings and various non-profit and civic organizations, including as a member of the board of directors of the Trinity River Authority of Texas, which she was appointed to serve on in 2022 by the Governor of Texas.

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

Timothy A. Mack (1)(3)(4)	73

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

Jeffrey W. Martin (3)	64

Jeffrey W. Martin has served as a member of our board of directors since March 2018. Mr. Martin has served as chief executive officer and a member of the board of directors of Sempra (NYSE: SRE) since May 2018, has served as chairman of Sempra since December 2018, and also has served as president of Sempra since March 2020. Mr. Martin served as executive vice president and chief financial officer of Sempra from January 2017 to April 2018. Mr. Martin served at San Diego Gas & Electric Company (SDGE), an indirect subsidiary of Sempra, as chief executive officer and as a director beginning in January 2014. In addition to those roles at SDGE, Mr. Martin was appointed as SDGE’s president in October 2015 and as its chairman in November 2015, serving in each of these offices through December 2016. From 2010 to 2013, Mr. Martin served as chief executive officer and president of Sempra U.S. Gas & Power (USGP), a previous business unit of Sempra, and USGP’s predecessor organization, Sempra Generation. Earlier he served as the vice president of investor relations for Sempra. Prior to joining Sempra in December 2004, Mr. Martin was chief financial officer of NewEnergy, Inc. He also formerly served as corporate counsel at UniSource Energy Corporation and was an attorney at the law firm of Snell & Wilmer, LLP. Mr. Martin currently serves on the board of directors of Oncor Holdings and the American Petroleum Institute. He previously served on the boards of directors of Southern California Gas Company, an indirect subsidiary of Sempra, the Edison Electric Institute, Business Roundtable, California Chamber of Commerce, San Diego Regional Chamber of Commerce, and National Association of Manufacturers and the board of trustees of the University of San Diego.

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

Helen M. Newell (1)(4)	57

Helen M. Newell has served as a member of our board of directors since July 2019. Ms. Newell has served as managing director – infrastructure for GIC Special Investments Pte Ltd (GICSI) focused on asset management in the Americas since June 2022. Prior to serving in this role, Ms. Newell served as a senior vice president – infrastructure for GICSI from October 2018 until June 2022. Before joining GICSI, Ms. Newell held various roles at Rio Tinto PLC and Rio Tinto Limited, a global diversified mining company listed on the London Stock Exchange and Australian Securities Exchange, serving as global head of risk from 2014 until 2018 and vice president – infrastructure from 2011 until 2014. Prior to joining Rio Tinto, Ms. Newell worked for several Australian listed transportation and infrastructure companies. Ms. Newell began her career in management consulting, working on various transportation and telecommunications projects in Australia, Asia and North America. In her role with GICSI, Ms. Newell has also been appointed to the board of directors of various companies in which GICSI invests, including Direct ChassisLink, Inc., Duquesne Light Company, and Genesee & Wyoming Inc. and related holdings companies.

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

E. Allen Nye, Jr.	58

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

Alice L. Rodriguez (2)(4)	61

Alice L. Rodriguez has served as a member of our board of directors since March 2021. Ms. Rodriguez is co-owner of Kendall Milagro Inc., a home building and real estate investment business. Ms. Rodriguez retired from JPMorgan Chase & Co. (JPMorgan) effective September 2022 after 35 years with JPMorgan and its predecessors. From April 2022 until September 2022, Ms. Rodriguez served in a senior advisor role with JPMorgan after previously serving as head of the community impact organization and managing director of JPMorgan from August 2020 until April 2022, where she focused on JPMorgan’s community engagement initiatives and localization strategy. From July 2017 to August 2020, she served as managing director and head of JPMorgan’s community and business development organization. From 2015 to July 2017, she served as managing director and as a consumer banking and wealth management executive, responsible for consumer and wealth business in the greater Texas metro markets. From 2012 to 2015, she served as executive vice president and business banking executive for the California region. Ms. Rodriguez currently serves on the board of directors of Oncor Holdings and Huntington Bancshares Incorporated (Nasdaq: HBAN). Ms. Rodriguez previously served on the board of directors of Cadence Bank (NYSE: CADE), a regional banking franchise that was acquired by Huntington Bancshares Incorporated, from January 2025 to February 2026. Ms. Rodriguez is also the past chair of the United States Hispanic Chamber of Commerce, the chair of DreamSpring, and serves on the boards of various non-profit organizations.

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

Luis J. Saenz (2)(3)	58

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

Robert S. Shapard (4)	70

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

W. Kelvin Walker (3)	63

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

Steven J. Zucchet (2)(3)(4)	60

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

(1)	Member of Audit Committee.
(2)	Member of Governance and Sustainability Committee.
(3)	Member of O&C Committee.
(4)	Member of Finance Committee.

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

Our LLC Agreement provides that seven of our directors will be Disinterested Directors under the standards set forth in our LLC Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a discussion of our Disinterested Director definition. We have determined that Messrs. Berg, Mack, Saenz and Walker and Mses. Johnson, Keliher and Rodriguez are Disinterested Directors. Disinterested Directors are designated at the direction of the nominating committee of Oncor Holdings’ board of directors subject to the approval by a majority of the Disinterested Directors of Oncor Holdings’ board of directors. The nominating committee of Oncor Holdings is required to consist solely of Disinterested Directors. The Sempra Order and our LLC Agreement provide that the Disinterested Directors of Oncor at the time of Sempra’s indirect acquisition of Oncor Holdings, who are referred to as initial Disinterested Directors, would serve, if willing and able, for a term of three years (subject to continuing to meet the Disinterested Director requirements). Beginning in March 2021, two of our initial Disinterested Directors were required to roll off our board of directors. This process of having two initial Disinterested Directors roll off our board of directors continued in March 2023 and March 2025, with the final remaining initial Disinterested Director (Mr. Mack) slated to roll off our board of directors in March 2027.

Our LLC Agreement provides that each Disinterested Director, other than the initial Disinterested Directors, will be appointed for a four-year term, which is able to be renewed for only one additional term of four years, and will be appointed consistent with a mandatory retirement age of 75. In connection with the requirements of our LLC Agreement, each of Ms. Keliher’s and Mr. Saenz’s initial four-year term expires in March 2027 and each of Ms. Johnson’s and Mr. Berg’s initial four-year term expires in March 2029. Additionally, each of Ms. Rodriguez’s and Mr. Walker’s second four-year term expires in March 2029. To the extent any Disinterested Director is removed, retires or is otherwise unable to or unwilling to serve, a replacement new Disinterested Director will be chosen by the nominating committee of Oncor Holdings subject to approval by a majority vote of the Disinterested Directors of Oncor Holdings’ board of directors. Any change to the size, composition, structure or rights of our board of directors must first be approved by the PUCT.

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

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Audit Committee is composed of Messrs. Berg, Bird, and Mack, and Mses. Keliher and Newell. Our board of directors has determined that Ms. Keliher is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and that Messrs. Berg and Mack and Ms. Keliher are Disinterested Directors under the standards set forth in our LLC Agreement and independent directors for purposes of

NYSE independence standards. Ms. Newell is a member director designated by Texas Transmission. Mr. Bird is a member director designated by Sempra (through Oncor Holdings).

Executive Officers

The names, ages, and information about our current executive officers (as of February 26, 2026), as furnished by the executive officers themselves, are set forth below:

Name	Age	Positions and Offices Presently Held	Business Experience (Preceding Five Years)
E. Allen Nye, Jr.	58	Chief Executive and Director	See “—Directors—E. Allen Nye, Jr.” for Mr. Nye’s biographical information.

Joel S. Austin	61	Senior Vice President and Chief Digital Officer

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

Ellen E. Buck	45	Senior Vice President and Chief Operating Officer

Ellen E. Buck has served as our Senior Vice President and Chief Operating Officer since January 2026. In her role, Ms. Buck oversees all distribution and transmission planning, engineering, construction, maintenance, system operations, and supply chain activities at Oncor. From 2017 until December 2025, she served as our Vice President of Business and Operations Services. Ms. Buck has served in various other leadership and engineering roles at Oncor since joining the company in 2005, including as Senior Director of Business and Operations Services, Director of Transmission Engineering, Director of Transmission Operations, and multiple program and engineering management positions. Prior to joining Oncor, Ms. Buck was a transmission engineer at Georgia Transmission Corporation. Ms. Buck is a registered Professional Engineer in the State of Texas.

Walter Mark Carpenter	73	Senior Vice President, T&D Operations

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

Don J. Clevenger	55	Executive Vice President and Chief Financial Officer

Don J. Clevenger has served as our Executive Vice President since January 2026 and Chief Financial Officer since March 2018. From March 2018 to December 2025, he also held the title of Senior Vice President. From January 2013 until March 2018, he served as our Senior Vice President, Strategic Planning. From February 2010 through December 2012, he served as our Senior Vice President, External Affairs and before that, served as our Vice President, External Affairs from June 2008 until February 2010. Mr. Clevenger also served as our Vice President, Legal and Corporate Secretary from December 2007 to June 2008. Between November 2005 and December 2007, Mr. Clevenger held a leadership position in our company with various legal and regulatory responsibilities. Prior to his transfer to Oncor in November 2005, he was Senior Counsel of the Business Services unit of TXU Corp., an Oncor affiliate at that time, since April 2004. Mr. Clevenger was a partner in the law firm of Hunton & Williams LLP (now known as Hunton Andrews Kurth LLP) before he joined TXU Corp.

Deborah L. Dennis	71	Senior Vice President, Chief Customer Officer and Chief HR Officer

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

Angela Y. Guillory	54	Senior Vice President, Human Resources & Corporate Affairs

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

Daniel Hall	49	Senior Vice President, Distribution

Daniel Hall has served as our Senior Vice President, Distribution since January 2026. In his role as Senior Vice President, Distribution, Mr. Hall is responsible for overseeing our distribution operations and construction, distribution engineering, as well as our health and safety department. From March 2020 to December 2025, Mr. Hall served as our Vice President of Measurement and Billing. Mr. Hall has served in various other leadership positions at Oncor and its predecessors and affiliates since joining as an engineer associate in 2000.

Matthew C. Henry	56	Senior Vice President, General Counsel & Secretary

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

Malia Hodges	48	Senior Vice President and Chief Information Officer

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

K. Erin McClure	49	Senior Vice President, Financial Planning

Erin McClure has served as our Senior Vice President, Financial Planning since February 2026. In his role as Senior Vice President, Financial Planning, Mr. McClure is responsible for overseeing financial planning matters, including preparation of financial projections, monitoring financial performance, and supporting Oncor’s various strategic and financial initiatives. From March 2018 to February 2026, Mr. McClure served as our Vice President, Financial Planning. Mr. McClure has served in various corporate finance and treasury leadership positions across Oncor and its predecessors since joining as a financial analyst associate in 1999.

Wes Speed	57	Senior Vice President, Transmission

Wes Speed has served as our Senior Vice President, Transmission since January 2026. In his role as Senior Vice President, Transmission, Mr. Speed is responsible for the design, project management, construction, and field operations of Oncor’s transmission lines and substations. From February 2010 to December 2025, Mr. Speed served as Vice President, Transmission Operations at Oncor, overseeing some of the largest transmission expansion programs in Oncor’s history. Prior to that, Mr. Speed held various additional transmission and engineering positions at Oncor and its predecessors since joining as an intern in 1987.

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

Item 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this Compensation Discussion and Analysis, we describe our executive compensation philosophy and the elements of our executive compensation program. We also discuss how the executive officers named in the Summary Compensation Table (our Named Executive Officers) were compensated in 2025. In 2025, our Named Executive Officers, as well as their titles as of December 31, 2025, were:

Name	Title
E. Allen Nye, Jr.	Chief Executive (CEO)
Don J. Clevenger	Senior Vice President and Chief Financial Officer (1)
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer
James A. Greer	Executive Vice President and Chief Operating Officer (2)
Matthew C. Henry	Senior Vice President, General Counsel and Secretary

________

(1)Mr. Clevenger was promoted to Executive Vice President and Chief Financial Officer by our board of directors effective January 1, 2026.

(2)Mr. Greer has retired from Oncor, with his last date of employment being December 31, 2025.

Role of the Organization and Compensation Committee

Our board of directors has designated an Organization and Compensation Committee of the board of directors (O&C Committee) to establish, administer, and assess our executive compensation policies, which include participation in various employee benefit programs. The O&C Committee met five times in 2025.

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

At least annually, the O&C Committee conducts reviews of the level of individual compensation elements as well as total direct compensation (base salary, annual incentives and long-term incentives) for our executive officers. The O&C Committee conducted such compensation reviews in the fourth quarter of 2025. In determining the total direct compensation of our executive officers, the O&C Committee considers the performance and responsibilities of the executives and the competitive market analysis of executive compensation provided by a compensation consultant engaged by the O&C Committee. The O&C Committee evaluates the CEO’s performance and obtains the input of the CEO on the performance of executive officers other than the CEO. The CEO assesses the performance of each executive in light of the executive’s business unit and function and presents a performance evaluation and total direct compensation recommendation for each of these individuals to the O&C Committee. The CEO also reviews and considers the competitive market analysis in making his recommendations to the O&C Committee. The O&C Committee then determines the total direct compensation, including base salary, annual incentive awards and long-term incentive awards, for each of our executive officers as it deems appropriate.

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

Meridian’s process to identify potential peers for Oncor’s peer group included evaluating companies based on: (i) company type and company structure, (ii) companies similar to Oncor based on revenues, assets, operating income, complexity of operations, and number of employees, (iii) industry type (specifically electric, gas, or multi-utilities), and (iv) other operational considerations, including the mix of regulated versus unregulated operations, number of customers, number of states serviced and capital expenditures. Meridian concluded that the 2023 peer group remained balanced in providing a size-appropriate and regulated utility industry perspective and no changes to the peer group were necessary for 2024. Oncor’s size, based on trailing 12-month revenues at the time, was in the 51st percentile of the 2024 peer group. Meridian provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation at each of the 2024 peer group companies (to the extent such data was available). The peer group remained at 17 companies for 2024:

Alliant Energy	Consolidated Edison, Inc.	OGE Energy Corp.
Ameren Corp.	Entergy Corporation	Pinnacle West Capital
Atmos Energy Corporation	Evergy Inc.	Portland General Electric
Avangrid Inc.	Eversource Energy	PPL Corporation
CenterPoint Energy, Inc.	IdaCorp, Inc.	Puget Sound Energy
CMS Energy Corp.	ITC Holdings Corp.

The Meridian 2024 competitive market analysis compared the compensation elements for each of our executives to the 25th, 50th and 75th percentiles of the 2024 peer group comparison and the 2024 survey data, to the extent available, with respect to base salary, target annual incentives, target total cash compensation (base salary and target annual incentives), long-term incentives and target total direct compensation (base salary, target annual incentives and long-term incentives). The Meridian 2024 competitive market analysis also compared Oncor’s compensation that is considered “at-risk” (annual incentives and long-term incentives) to market data provided by Meridian.

The O&C Committee reviewed and considered the 2024 competitive market analysis, along with individual performance and responsibilities, when determining total direct compensation, as well as each element of total direct compensation. For each executive, the O&C Committee considered total direct compensation, including target payouts under annual and long-term incentive awards, at the 25th, 50th and 75th percentiles of the 2024 survey data and the 2024 peer group comparison, to the extent available, for that executive’s position. The 2024 peer group comparison was the primary source considered by the O&C Committee in its review of compensation for Messrs. Nye, Clevenger and Henry, and the 2024 survey data was the primary source considered by the O&C Committee in its review of compensation for Ms. Dennis and Mr. Greer due to the small sample size of reported data for chief operating officer and chief human resource officer roles by our 2024 peer group.

After consideration of the Meridian studies and each executive’s individual performance and responsibilities, in October 2024 the O&C Committee increased the base salaries of all Named Executive Officers effective November 25, 2024.

October 2025 Competitive Market Analysis

In the fourth quarter of 2025, the O&C Committee assessed total direct compensation of our executives using a competitive market analysis prepared by Meridian. The 2025 competitive market analysis included (i) a review of publicly-available market data from a custom group of peer utilities (2025 peer group comparison), (ii) a review of 2025 survey data from a nationally recognized data provider based on a group of 25 publicly-traded and primarily regulated utilities with median revenues of $8.0 billion, (iii) for executives other than Messrs. Nye, Clevenger, Greer, and Henry, a review of 2025 survey data from the same nationally recognized data provider based on organizations from all industries with annual revenues between $3 billion and $10 billion, and (iv) to the extent available for each, a review of each of our executives’ total direct compensation against similarly situated executives within the 2025 peer group comparison and each survey group.

Meridian’s process to identify potential peers for Oncor’s peer group included evaluating companies based on: (i) company type and company structure, (ii) companies similar to Oncor based on revenues, assets, operating income, complexity of operations, and number of employees, (iii) industry type (specifically electric, gas, or multi-utilities), and (iv) other operational considerations, including the mix of regulated versus unregulated operations, number of customers, number of states serviced and capital expenditures. Meridian recommended removing three companies (Avangrid, Inc., IdaCorp, Inc., and ITC Holdings Corp.) that were included in our 2024 peer group from the 2025 peer group. In addition, Meridian recommended adding three additional companies to the 2025 peer group (DTE Energy Company, Edison International, and PSEG Incorporated). Meridian made these recommendations with the intention of re-balancing the 2025 peer group to reflect our projected 2025 size and in anticipation of our future growth. Oncor’s size, based on projected 2025 revenues, was in the 47th percentile of the 2025 peer group. Meridian provided information on base salary, target annual incentives, target total cash compensation, long-term incentives and target total direct compensation at each of the 2025 peer group companies (to the extent such data was available). Following such changes, the peer group remained at 17 companies for 2025:

Alliant Energy	DTE Energy Company	Pinnacle West Capital
Ameren Corp.	Edison International	Portland General Electric
Atmos Energy Corporation	Entergy Corporation	PPL Corporation
CenterPoint Energy, Inc.	Evergy Inc.	PSEG Incorporated
CMS Energy Corp.	Eversource Energy	Puget Sound Energy
Consolidated Edison, Inc.	OGE Energy Corp.

The Meridian 2025 competitive market analysis compared the compensation elements for each of our executives to the 25th, 50th and 75th percentiles of the 2025 peer group comparison and the 2025 survey data, to the extent available, with respect to base salary, target annual incentives, target total cash compensation (base salary and target annual incentives), long-term incentives and target total direct compensation (base salary, target annual incentives and long-term incentives). The Meridian 2025 competitive market analysis also compared Oncor’s compensation that is considered “at-risk” (annual incentives and long-term incentives) to market data provided by Meridian.

The O&C Committee reviewed and considered the 2025 competitive market analysis, along with individual performance and responsibilities, when determining total direct compensation, as well as each element of total direct compensation. For each executive, the O&C Committee considered total direct compensation, including target payouts under annual and long-term incentive awards, at the 25th, 50th and 75th percentiles of the 2025 survey data and the 2025 peer group comparison, to the extent available, for that executive’s position. The 2025 peer group comparison was the primary source considered by the O&C Committee in its review of compensation for Messrs. Nye, Clevenger and Henry, and the 2025 survey data was the primary source considered by the O&C Committee in its review of compensation for Ms. Dennis and Mr. Greer due to the small sample size of reported data for chief operating officer and chief human resource officer roles by our 2025 peer group.

After consideration of the Meridian studies and each executive’s individual performance and responsibilities, in October 2025 the O&C Committee increased (i) the base salaries of Ms. Dennis and Messrs. Nye, Clevenger and Henry effective November 24, 2025, (ii) the annual award target incentive percentage of Mr. Nye for periods beginning on or after January 1, 2026, and (iii) the long-term award target incentive percentages of Ms. Dennis and Messrs. Nye, Clevenger and Henry for new awards granted on or after January 1, 2026. The target incentive changes did not impact awards previously granted or awards earned in 2025, including awards payable in 2026. The O&C Committee did not make any changes to the total direct compensation of Mr. Greer as a result of his announcement of his intent to retire.

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

As part of its review of total direct compensation for our executive officers, the O&C Committee annually reviews and determines executive officers’ base salaries as it deems appropriate. The review includes the O&C Committee’s review of the most recent competitive market analysis conducted by the O&C Committee’s compensation consultant. Our CEO also reviews this analysis, along with the performance and level of responsibility of each executive officer, and makes recommendations to the O&C Committee regarding any salary changes for those individuals. The O&C Committee may also approve salary increases as a result of an executive’s performance, promotion or a significant change in an executive’s responsibilities.

The 2025 competitive market analysis prepared by Meridian indicated that the base salaries of Ms. Dennis and Messrs. Nye, Greer and Clevenger were near the 50th percentile of the 2025 peer group comparison and/or the 2025 survey data. The 2025 competitive market analysis indicated that Mr. Henry’s base salary was near the 75th percentile of the peer group comparison. However, the O&C Committee recognized Mr. Henry’s position as general counsel includes responsibilities in addition to the traditional duties associated with the general counsel role, including oversight of regulatory, external affairs, risk, sustainability, and corporate security matters. After considering the results of the 2025 competitive market analysis and individual performance and responsibilities, the O&C Committee increased the base salary of Ms. Dennis and Messrs. Nye, Clevenger and Henry, effective November 24, 2025, as described below.

Annual Base Salary for Named Executive Officers

The annual base salaries of our Named Executive Officers at December 31, 2025 were as follows:

Name	Title as of December 31, 2025	At December 31, 2025 (1)
E. Allen Nye, Jr.	Chief Executive	$1,293,900
Don J. Clevenger	Senior Vice President and Chief Financial Officer	$ 740,900
Deborah L. Dennis	Senior Vice President, Chief Customer Officer and Chief HR Officer	$ 547,900
James A. Greer	Executive Vice President and Chief Operating Officer	$ 724,870
Matthew C. Henry	Senior Vice President, General Counsel and Secretary	$ 736,300

____________

(1)Annual base salaries were increased effective November 24, 2025 as follows: Mr. Nye increased from $1,244,100 to $1,293,900; Mr. Clevenger increased from $712,400 to $740,900; Ms. Dennis increased from $526,800 to $547,900; and Mr. Henry increased from $707,950 to $736,300. Mr. Greer’s base salary was not increased as a result of his announcement of his intent to retire.

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

To calculate an executive officer’s actual award amount, the executive officer’s target award, which is set as a percentage of the executive officer’s annualized base salary, is multiplied by the EAIP final funding percentage and any individual performance modifier the O&C Committee elects to apply to an executive. The EAIP final funding percentage is calculated by taking the sum of each weighted EAIP operational metric funding percentage. The product of the funding percentage for each EAIP operational metric multiplied by the relative weighting of each metric and adjusted by any such metric’s modifier results in the weighted EAIP operational metric funding percentage for such metric. An individual performance modifier is based on reviews and evaluations of the executive officer’s performance by the CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) and may adjust an award upward or downward. The individual performance modifier is determined on a subjective basis. Factors used in determining individual performance modifiers may include, among others, new or unexpected responsibilities, company achievement of operational or other measures, company objectives, individual management and other goals, specific job objectives and competencies, the demonstration of team building and support attributes and general demeanor and behavior. The CEO and the O&C Committee (or solely the O&C Committee in the case of our CEO) do not assign these factors individual weights, but consider them together. Each executive officer’s individual performance modifier is set by the O&C Committee in its discretion. In February 2026, the O&C Committee approved individual performance modifiers for Messrs. Nye, Clevenger and Henry of 120%, 150%, and 158%, respectively, in recognition of each individual’s performance during 2025. The EAIP final funding percentage for awards under the plan cannot exceed 200%, subject to the application of any individual performance modifiers or as otherwise approved at the discretion of the O&C Committee consistent with the terms of the plan.

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

Executive Annual Incentives in 2025 (Payable in 2026)

The O&C Committee determines annual target award percentages for executives based on executive responsibilities and performance goals, an evaluation of the most recent competitive market analysis conducted by the O&C Committee’s compensation consultant, and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C Committee regarding target award percentages, our CEO assesses the performance of each executive against the goals of the executive’s business unit and function and reviews the most recent competitive market analysis. Executive Annual Incentive Plan target awards are set as a percentage of a participant’s annualized base salary, which target award is based on an EAIP final funding percentage of 100%. The annual incentive target award for each executive for 2025 plan year awards was based on the O&C Committee’s review of the executive’s responsibilities and consideration of the 50th percentile of the target total direct compensation of executives with similar responsibilities from the 2024 competitive market analysis. After consideration of the 2024 competitive market analysis and the executive’s responsibilities, no changes were made to the target annual incentives of our Named Executive Officers under the Executive Annual Incentive Plan for 2025 plan year awards.

For 2025, the O&C Committee established four EAIP operational metrics. The EAIP operational metrics the O&C Committee established for 2025 reflect its belief that annual incentives should be based on achievement of metrics that emphasize the safety of our employees, benefit our customers through providing a high degree of reliability, maintain efficiency in costs for the benefit of customer rates, ensure timely expansion and maintenance of our infrastructure, and are strategic to the company. The table below sets forth these EAIP operational metrics in further detail.

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

Safety and reliability metrics are measured based on company performance as compared generally to certain utility industry operating companies. Operational efficiency is measured based on operating within the annual O&M and SG&A budgets set by our board of directors, including approval by a majority of our Disinterested Directors, subject to all adjustments made by the O&C Committee and/or our board of directors. Infrastructure readiness is measured based on capital expenditure spend per three-year average kW peak in accordance with the annual capital expenditure budget approved by our board of directors, including approval by a majority of our Disinterested Directors, subject to all adjustments made by the O&C Committee and/or our board of directors. The O&C Committee set the safety and reliability achievement levels of threshold and superior as amounts to be calculated based on industry performance in order to better accomplish Oncor’s goal of being an industry leader in these areas, with a discretionary aspirational safety achievement level set to reflect a DART rate goal of zero that management would like the company to strive to achieve.

The attainment of certain threshold, target, and superior achievement levels, where applicable, results in a funding percentage for a specific EAIP operational metric ranging from 0% to 200%. Actual results at the target achievement level results in a funding percentage of 125% for the O&M and SG&A per customer metric and 100% for the capital expenditures per three-year average kW peak metric. The target achievement level is not applicable for the safety or reliability metric. If Oncor’s safety results meet an aspirational achievement level of a zero DART rate, then the O&C Committee, in its discretion, may increase the funding percentage for the safety metric up to a maximum of 225%. Calculating the funding percentage for a specific EAIP operational metric is determined by Oncor’s actual results for such metric. If the actual results are equal to or worse than the threshold achievement level, then the funding percentage for that EAIP operational metric will equal 0%. If the actual results are equal to or better than the superior achievement level, then the funding percentage for that EAIP operational metric will equal 200%, subject to the O&C Committee’s discretionary ability to increase the funding percentage to 225% for an aspirational achievement level of the safety metric, as described above. If the actual results for an EAIP operational metric are between two achievement levels, then the funding percentage for that specific EAIP operational metric will be determined by linear interpolation between the two specified achievement levels on a straight-line basis.

For 2025, the EAIP operational metric weighting, actual results and weighted EAIP operational metric funding percentages under the Executive Annual Incentive Plan were as follows:

Metric	Weighting	Threshold(1)	Target(2)	Superior(3)	Aspirational(4)	Actual Results	Weighted Funding Percentage(5)
Safety
DART(6)	30%	1.09	N/A	0.18	0.00	0.27	54.1%
Reliability (measured in minutes)
Non-storm SAIDI (minutes)(7)	30%	108.6	N/A	66.5	N/A	78.1	43.5%
Operational Efficiency – O&M Cost Per Customer (measured in $ per customer)
O&M and SG&A per Customer(8)	30%	259.54	247.18	≤ 242.24	N/A	250.66	26.9%
Infrastructure Readiness
Capital expenditures per three-year average kW peak	10%	92.00%, 108.00%	96.00%, 104.00%	98.00%, 102.00%	N/A	100.02	20.0%
		EAIP Final Funding Percentage					144.5%(9)

________________

(1)Actual results equal to or worse than the threshold achievement level results in a funding percentage of 0% for that specific metric.

(2)Actual results at the target achievement level results in a funding percentage of 125% for the O&M and SG&A per customer metric and 100% for the capital expenditures per three-year average kW peak metric. The target achievement level is not applicable for the safety or reliability metric.

(3)Actual results equal to or better than the superior achievement level results in a funding percentage of 200% for that specific metric.

(4)Actual DART rate results at the aspirational achievement level allows the O&C Committee, in its discretion, to increase the funding percentage for such metric up to a maximum of 225%.

(5)Weighted EAIP operational metric funding percentage is calculated using the achievement level and taking into account any applicable metric modifiers.

(6)DART threshold, superior and aspirational achievement levels were set by the O&C Committee in February 2025 as industry third quartile, industry top decile, and 0.00, respectively. In February 2026, the O&C Committee certified the threshold and superior achievement level amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry DART rates for 2020-2024.

(7)Non-storm SAIDI threshold and superior achievement levels were set by the O&C Committee in February 2025 as industry second quartile and the midpoint between industry top quartile and top decile, respectively. In February 2026, the O&C Committee certified the threshold and superior achievement level amounts, with the amounts being calculated based on a projected linear trend utilizing certain industry non-storm SAIDI performance for 2020-2024.

(8)In its calculations of this metric, the O&C Committee excluded from both the achievement levels and actual results regulatory mandated cost of service expenses, energy efficiency expenses, certain system resiliency plan costs, third-party network transmission fees (which are recovered through tariff adjustments), and excess costs of grid studies and services (which are recovered from requesting third parties). Furthermore, the O&C Committee excluded from the actual results certain compensation expenses driven by the establishment of the UTM, as well as a negotiated sales tax credit that was recorded in interest income.

(9)Numbers may not sum due to rounding.

The following table provides a summary of the 2025 targets and actual awards for each Named Executive Officer. All awards under the Executive Annual Incentive Plan are made in the form of lump sum cash payments to participants by March 15 of the year following the plan year to which the award relates.

2025 Annual Incentives (Payable in 2026) for Named Executive Officers

Name	Target Payout Opportunity (% of Base Salary)	Target Award ($ Value)	Actual Award ($)(1)	Actual Award (% of Target)
E. Allen Nye, Jr.	115%	1,435,120	2,488,499	173.4
Don J. Clevenger	80%	571,674	1,239,104	216.8
Deborah L. Dennis	70%	369,896	534,500	144.5
James A. Greer(2)	80%	579,896	837,950	144.5
Matthew C. Henry	70%	497,092	1,134,909	228.3

________________

(1)Actual awards for Messrs. Nye, Clevenger and Henry reflect the applicable target award multiplied by the EAIP final funding percentage of 144.5%, multiplied by individual performance modifiers of 120%, 150% and 158%, respectively. Actual awards for Ms. Dennis and Mr. Greer reflect the applicable target award multiplied by the EAIP final funding percentage of 144.5%.

(2)As a result of Mr. Greer being employed by Oncor through the last day of 2025, he is entitled to receive the entire payment of the award.

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

Long-Term Incentive Awards Granted in 2025 with a 2025 – 2027 Period (Payable in 2028)

The O&C Committee determines annual target long-term incentive awards for executives based on executive responsibilities and an evaluation of the most recent competitive market analysis conducted by the O&C Committee’s compensation consultant, and, with respect to executives other than our CEO, recommendations from our CEO. In making his recommendations to the O&C Committee regarding annual target long-term incentive awards, our CEO assesses the performance of each executive against the goals of the executive’s business unit and function and reviews the most recent competitive market analysis. Target long-term incentive awards are determined by the O&C Committee. An executive officer’s target long-term incentive award is used in calculating such officer’s actual long-term incentive award for the period based on the extent to which the LTIP metrics for that period were actually attained. The long-term incentive target payout for each executive for awards granted in 2025 was set with the goal that the target total direct compensation was near the 50th percentile of the target total direct compensation for executives with similar responsibilities among the 2024 competitive market analysis group. After consideration of the 2024 competitive market analysis and the executive’s responsibilities, no changes were made to the long-term incentive target percentages of our Named Executive Officers for awards granted in 2025.

For the period beginning January 1, 2025 and ending December 31, 2027, the O&C Committee set LTIP metrics consisting of: (i) a time-based metric measured using our weighted average cost of capital (WACC) set by the PUCT and in effect as of January 1 of each year in the period, (ii) a safety metric measured using a DART rate with a modifier for fatalities resulting from a safety violation, (iii) a reliability metric measured using non-storm SAIDI, (iv) an adjusted net income metric that measures our net income adjusted as approved by the O&C Committee, including for normal weather, the exclusion of non-cash actuarial items and items outside of the ordinary course of business, as well as any future board or O&C Committee adjustments (Adjusted Net Income) for each completed calendar year in the period against an Adjusted Net Income target for such year calculated using the net income projection in the most recent financial plan approved by the board for such year (such target being “Plan”), and (v) an Adjusted Net Income growth adder, which measures the growth rate of Adjusted Net Income for each year in the period and can potentially increase or decrease the LTIP final funding percentage based on that growth rate. Except as otherwise determined by the O&C Committee, to the extent the actual level of attainment for any LTIP metric is at a point between two achievement levels, the award amount attributable to such metric will be determined by linear interpolation between the two specified achievement levels on a straight-line basis.

Those metrics and their respective weighting are set forth in the following table:

Metric	Weighting	Achievement Levels

Time-Based
Oncor Authorized WACC	25%
Funding Percentage(1)		Grows at an annual rate, based on our authorized WACC

Safety(2)		Threshold		Superior
DART Rate (average rate)	25%	Industry 3rd Quartile		Industry Top Decile
Funding Percentage(3)		0%		200%

Reliability(2)		Threshold		Superior
Non-storm SAIDI (minutes)	25%	Industry 2nd Quartile		Midpoint between Industry Top Quartile and Top Decile
Funding Percentage		0%		200%

Adjusted Net Income		Threshold	Target	Superior
2025	8⅓%	95% of Plan	Plan	105% of Plan
2026	8⅓%	95% of Plan	Plan	105% of Plan
2027	8⅓%	95% of Plan	Plan	105% of Plan
Funding Percentage		0%	100%	200%

Adjusted Net Income Growth Adder	Actual % (+/-)	Positive or negative adder, based on Adjusted Net Income Growth; each year’s adder limited to -33% to +36%(4)

__________

(1)The rate applicable for each year in the period will equal our PUCT-authorized WACC as of January 1 of that year. The funding percentage for the metric will be calculated as (1 + 2025 Rate) x (1 + 2026 Rate) x (1 + 2027 Rate). Our WACC at each of January 1, 2025 and January 1, 2026 was 6.65%.

(2)For the years 2025 and 2026 in the period, annual industry performance will be determined by the O&C Committee using actual industry performance data for each respective year. For 2027, annual industry performance will be calculated based on a projected linear trend utilizing industry data for 2022-2026.

(3)If our DART Rate meets the aspirational level of 0.00, then the O&C Committee, in its discretion, may increase the funding percentage for the safety metric beyond 200%, up to a maximum of 225%.

(4)The awards covering the 2025-2027 performance period were originally granted with limits of -18% to +21%. In February 2026, the O&C Committee approved amendments that widened the upper limit to +36% and the lower limit to -33%. This amendment impacted awards outstanding for the 2024-2026 performance period and the 2025-2027 performance period.

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

The Adjusted Net Income growth rate for each year in the period will be determined by dividing the actual Adjusted Net Income for that year against the Adjusted Net Income for the immediately prior year. That growth rate will then be used to determine an adder for each year in accordance with the following table, and the Adjusted Net Income growth adder percentage for the period will be calculated as ((1 + 2025 adder) x (1 + 2026 adder) x (1 + 2027 adder)) – 1. The chart and discussion below reflect the Adjusted Net Income growth adder as amended by the O&C Committee in February 2026 and applies to awards outstanding for the 2024-2026 performance period and the 2025-2027 performance period.

Adjusted Net Income Growth Rate	Adder for Each Year
Less than 0.00% (capped at -8.00%)	-9.00% minus 0.03% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is below 0.00% for that year, down to a maximum negative adder for any year of -33.00%
0.00% to 2.99%	-3.00% minus 0.02% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is below 3.00% for that year
3.00% to 5.99%	0.00% minus 0.01% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is below 6.00% for that year
6.00%	No adder
6.01% to 8.00%	0.00% plus 0.01% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is above 6.00% for that year
8.01% to 10.00%	+2.00% plus 0.02% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is above 8.00% for that year
More than 10.00% (capped at 20.00%)	+6.00% plus 0.03% for each 1 basis point (0.01%) that actual Adjusted Net Income growth is above 10.00% for that year, up to a maximum positive adder for any year of +36.00%

The weighted funding percentages for each of the time-based, safety, reliability and Adjusted Net Income metrics as well as the actual percentage determined for the Adjusted Net Income growth adder will then be aggregated to determine an LTIP final funding percentage, provided that the O&C Committee has stipulated that (i) the LTIP final funding percentage cannot exceed 250% (which maximum percentage was increased from 200% to 250% in connection with the February 2026 amendments and applies to awards outstanding for the 2024-2026 performance period and the 2025-2027 performance period) and (ii) a negative Adjusted Net Income growth adder cannot reduce the LTIP final funding percentage to an amount below the time-based metric weighted funding percentage. The LTIP final funding percentage will then be multiplied by a participant’s target long-term incentive award to determine a final award amount.

The following table provides a summary of the target awards granted to each Named Executive Officer in the first quarter of 2025. All awards under the Long-Term Incentive Plan are to be made in the form of lump sum cash payments to participants on or before April 1 of the year following the last year of the period over which attainment is measured in relation to the applicable metrics. For target awards granted in 2025, awards are payable on or before April 1, 2028.

2025 Target Long-Term Incentive Award Grants (Payable in 2028) for Named Executive Officers

Name	Target Award ($ Value)
E. Allen Nye, Jr.	5,287,425
Don J. Clevenger	1,424,800
Deborah L. Dennis	579,480
James A. Greer(1)	1,449,740
Matthew C. Henry	1,238,913

__________

(1)Amount reflects the full amount of the target award. Mr. Greer has retired from Oncor with his last date of employment being December 31, 2025. As a result of Mr. Greer’s retirement, in 2028 he will be entitled to receive a prorated amount based on the number of days he was an employee for the 2025-2027 performance period.

Long-Term Incentive Awards Granted in 2023 with a 2023 – 2025 Period (Payable in 2026)

The O&C Committee determined that the LTIP metrics used for the Long-Term Incentive Plan awards granted in 2023 for the period beginning on January 1, 2023 and ending on December 31, 2025 consist of: (1) the aggregate weighted operational LTIP metric percentage consisting of (a) a safety metric based on the number of employee injuries using a DART rate with a modifier for fatalities as a result of a safety violation, and (b) a reliability metric measured by non-storm SAIDI, added to (2) an adjusted net income growth metric measuring the actual percentage of net income growth (weather normalized and excluding non-cash actuarial items and items outside of the ordinary course of business as approved by the O&C Committee) during the period, using the adjusted net income for the 2022 fiscal year as the baseline value and the adjusted net income for the 2025 fiscal year as the ending value.

In February 2026, the O&C Committee certified the LTIP metric amounts and the level of attainment of each LTIP metric established for long-term incentive awards granted in 2023 with a period that ended on December 31, 2025 as follows:

2023 - 2025 Period (awards granted in 2023, payable in 2026)
Weighting	Performance Metric	LTIP Metric(3)	Actual	Weighted Achievement Percentage(4)
45%	Safety – measured by DART; (average rate)(1)	Threshold:	0.76	0.30	72.9%
		Superior:	0.40
		Aspirational:	0.00
45%	Reliability - measured by non-storm SAIDI (minutes)(2)	Threshold:	288.9	222.8	55.4%
		Superior:	198.5

Plus:
Actual %	Adjusted Net Income Growth Adder – Growth Rate ‘22-‘25(5)
		2022 Baseline:	$844.3 million	1,078.4	27.7%

LTIP Final Funding Percentage				150.0%(6)

__________

(1)DART threshold, superior, and aspirational achievement levels were set by the O&C Committee in April 2023 as industry average, industry top quartile, and 0.00, respectively. For the years 2023 and 2024, industry performance for the LTIP metric was determined using actual industry results for each respective year. For 2025, industry performance for the LTIP metric was calculated based on a projected linear trend utilizing industry rates for 2020-2024. In February 2026, the O&C Committee certified the threshold and superior achievement level amounts.

(2)Non-storm SAIDI threshold and superior achievement levels were set by the O&C Committee in April 2023 as the Oncor service area 2023-2025 PUCT reliability standard in accordance with 16 Texas Administrative Code § 25.52 and the midpoint between the cumulative annual industry non-storm SAIDI top quartile performance and the annual cumulative industry non-storm SAIDI top decile performance for each of 2023-2025, respectively. For the years 2023 and 2024, industry performance for the LTIP metric was determined using actual industry results for each respective year. For 2025, industry performance for the LTIP metric was calculated based on a projected linear trend utilizing industry rates for 2020-2024. In February 2026, the O&C Committee certified the superior achievement level amount.

(3)The achievement of threshold, superior and/or aspirational levels, where applicable, results in funding for a specific LTIP metric of 50%, 150% and 200%, respectively.

(4)Weighted LTIP operational metric funding percentage is calculated using the achievement level and taking into account any applicable metric modifiers.

(5)For purposes of the adjusted net income growth adder, the 2022 baseline set by the O&C Committee was our 2022 net income adjusted for weather, and excludes certain pension and OPEB costs, accelerated O&M spend, special project costs and the tax effect of certain adjusted items. The 2025 adjusted net income approved by the O&C Committee was adjusted for weather, a rate case expense write off, certain pension and OPEB costs, and the tax effect of certain adjusted items.

(6)The LTIP final funding percentage for the period was 156.1%. Under the long-term incentive plan that was in effect at the time the awards were granted, the LTIP final funding percentage could not exceed 150%. As a result, the LTIP final funding percentage for the 2023-2025 period was 150%.

2023 - 2025 Period Long-Term Incentive Awards (Payable in 2026) for Named Executive Officers in Office at December 31, 2025

Name	Actual Award ($ Value)
E. Allen Nye, Jr.	6,183,000
Don J. Clevenger	1,809,300
Deborah L. Dennis	742,560
James A. Greer(1)	1,842,600
Matthew C. Henry	1,437,408

________________

(1)As a result of Mr. Greer being employed by Oncor through the last day of the 2023-2025 performance period, he is entitled to receive the entire payment of the award.

In accordance with the terms of the plan, these amounts will be paid to the Named Executive Officers prior to April 1, 2026.

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

Refer to the narrative that follows the Nonqualified Deferred Compensation – 2025 table below for a more detailed description of the Oncor Salary Deferral Program.

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

Retiree Health Care

Employees hired by Oncor (or a predecessor) prior to January 1, 2002 who were at least age 35 and had at least 10 years of service as of January 1, 2002 are generally entitled to receive an employer-paid subsidy for retiree health care coverage upon their retirement from Oncor. As such, Mr. Greer is receiving as a result of his retirement from Oncor, and Ms. Dennis will be entitled to receive upon her retirement from Oncor, a subsidy from Oncor for retiree health care coverage. Messrs. Nye, Clevenger, and Henry were hired after January 1, 2002 and are not eligible for the employer subsidy.

Perquisites and Other Benefits

Perquisites provided to our executive officers are intended to serve as part of a competitive total compensation program and to enhance our executives’ ability to conduct company business. Perquisites do not include personal use of company property or services for which we are reimbursed for the incremental cost to the company of personal use. In addition, Oncor offers its executive officers the ability to participate in benefit plans for medical, dental and vision insurance, group term life insurance and accidental death and disability insurance, as well as certain other health and welfare benefits, which are generally made available to all employees at the company. We also provide automatic medical contributions of up to $500 for any employee who participates in an Oncor medical plan option, as well as wellness incentives for employees and their spouses completing certain health and wellness-related activities and challenges, up to an aggregate amount of $2,300 in 2025. These contributions and wellness incentives are made available to all employees at the company and as a result are not included in the Summary Compensation Table.

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

Security: We prioritize the safety and security of our executive team and continuity of leadership. We take actions to analyze and mitigate security risks that our leadership team may face, including by providing certain corporate and personal security to our executive leadership team as deemed necessary based on internal and external security assessments. In addition to security assessments, we periodically provide cyber and digital protection, internal and external security personnel, and residential security upgrades. Additionally, we have a company car and a security personnel driver for use by our executive team for business related transportation needs. To the extent there is personal use of the transportation services, we may pay the incremental costs associated with such use. We believe that these costs are appropriate and necessary in light of the current threats and safety concerns and challenges affecting our leadership team.

Travel: We may pay personal travel expenses for executives when we believe necessary for the health, safety and welfare of the executive. These expenses could include non-commercial aircraft flights when we deem there to be a heightened safety or security risk and/or to enhance an executive’s ability to conduct Oncor business. The incremental cost to Oncor of non-commercial flights consists of actual invoiced incremental costs for each flight pursuant to Oncor’s contracts with non-commercial aircraft providers minus any amounts reimbursed or reimbursable by the executive or a third party. From time to time an executive’s spouse and/or children may accompany the executive on a business trip. To the extent the spouse’s travel results in an incremental cost to the company, we may pay the incremental costs for the executive’s spouse to travel with the executive, if their presence contributes to the business purpose. However, any incremental costs incurred by Oncor with respect to expenses for an executive’s children to accompany the executive must be fully reimbursed by the executive.

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

Compensatory Agreements and Discretionary Bonuses

The O&C Committee has from time-to-time approved retention and performance bonus agreements for certain executives. No such agreements were in effect during 2025. In addition to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, the O&C Committee also has the ability to award discretionary bonuses to executives in its discretion to recognize individual achievements. No such discretionary bonuses were awarded to our Named Executive Officers with respect to performance for the year ended December 31, 2025.

Individual Named Executive Officer Compensation

CEO Compensation

E. Allen Nye, Jr.

The following is a summary of Mr. Nye’s individual compensation for 2025. Mr. Nye is our CEO.

Base Salary: Mr. Nye’s base salary was increased effective November 24, 2025 from $1,244,100 to $1,293,900 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data—October 2025 Competitive Market Analysis.”

Annual Incentives: The O&C Committee awarded Mr. Nye $2,488,499 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2025, reflecting the result of Oncor’s overall performance as well as Mr. Nye’s individual performance for the year 2025. Mr. Nye’s annual incentive also reflects an individual performance modifier of 120%. The O&C Committee evaluated his overall leadership of the company, particularly his oversight of the company during a period of extreme growth. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below.

Long-Term Incentives: In 2025, Mr. Nye was granted a Long-Term Incentive Plan target award of $5,287,425 for the period of January 1, 2025 through December 31, 2027. Actual awards will be based on the Company’s achievement of approved LTIP metrics and are payable on or before April 1, 2028. In February 2026, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2023 for the period from January 1, 2023 – December 31, 2025. Mr. Nye’s Long-Term Incentive Plan award for the 2023-2025 period is $6,183,000 and will be paid on or before April 1, 2026. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below for additional information on the Long-Term Incentive Plan and target awards.

Compensation of Other Named Executive Officers

Don J. Clevenger

The following is a summary of Mr. Clevenger’s individual compensation for 2025. Effective as of January 1, 2026, Mr. Clevenger is our Executive Vice President and Chief Financial Officer.

Base Salary: Mr. Clevenger’s base salary was increased effective November 24, 2025 from $712,400 to $740,900 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2025 Competitive Market Analysis.”

Annual Incentive: The O&C Committee awarded Mr. Clevenger $1,239,104 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2025, reflecting the result of Oncor’s overall performance as well as Mr. Clevenger’s individual performance for the year 2025. Mr. Clevenger’s annual incentive also reflects an individual performance modifier of 150%. The O&C Committee and our CEO evaluated his leadership overseeing the overall financial performance and financial strategy of the company. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below.

Long-Term Incentives: In 2025, Mr. Clevenger was granted a Long-Term Incentive Plan target award of $1,424,800 for the period of January 1, 2025 through December 31, 2027. Actual awards will be based on the Company’s achievement of approved LTIP metrics and are payable on or before April 1, 2028. In February 2026, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2023 for the period from January 1, 2023 – December 31, 2025. Mr. Clevenger’s Long-Term Incentive Plan award for the 2023-2025 period is $1,809,300 and will be paid on or before April 1, 2026. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below for additional information on the Long-Term Incentive Plan and target awards.

Deborah L. Dennis

The following is a summary of Ms. Dennis’ individual compensation for 2025. Ms. Dennis is our Senior Vice President, Chief Customer Officer and Chief HR Officer.

Base Salary: Ms. Dennis’ base salary was increased effective November 24, 2025 from $526,800 to $547,900 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2025 Competitive Market Analysis.”

Annual Incentive: The O&C Committee awarded Ms. Dennis $534,500 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2025, reflecting the result of Oncor’s overall performance as well as Ms. Dennis’ individual performance for the year 2025. The O&C Committee and our CEO evaluated her performance in overseeing the company’s employee and labor matters and her oversight of the company’s stakeholder communications. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below.

Long-Term Incentives: In 2025, Ms. Dennis was granted a Long-Term Incentive Plan target award of $579,480 for the period of January 1, 2025 through December 31, 2027. Actual awards will be based on the Company’s achievement of approved LTIP metrics and are payable on or before April 1, 2028. In February 2026, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2023 for the period from January 1, 2023 – December 31, 2025. Ms. Dennis’ Long-Term Incentive Plan award for the 2023-2025 period is $742,560 and will be paid on or before April 1, 2026. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below for additional information on the Long-Term Incentive Plan and target awards.

James A. Greer

The following is a summary of Mr. Greer’s individual compensation for 2025. Mr. Greer retired as our Executive Vice President and Chief Operating Officer, with his last date of employment being December 31, 2025.

Base Salary: Mr. Greer’s base salary was $724,870 for the 2025 fiscal year.

Annual Incentive: The O&C Committee awarded Mr. Greer $837,950 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2025, reflecting the result of Oncor’s overall performance as well as Mr. Greer’s individual performance for the year 2025. The O&C Committee and our CEO evaluated his leadership overseeing the complex operations of Oncor’s entire transmission and distribution system. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below.

Long-Term Incentives: In 2025, Mr. Greer was granted a Long-Term Incentive Plan target award of $1,449,740 for the period of January 1, 2025 through December 31, 2027. Actual awards will be based on the company’s achievement of approved LTIP metrics and are payable on or before April 1, 2028. As a result of Mr. Greer’s retirement, in 2028 he will be entitled to receive a prorated amount based on the number of days he was an employee for the 2025-2027 performance period. In February 2026, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2023 for the period from January 1, 2023 – December 31, 2025. Mr. Greer’s Long-Term Incentive Plan award for the 2023-2025 period is $1,842,600 and will be paid on or before April 1, 2026. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below for additional information on the Long-Term Incentive Plan and target awards.

Matthew C. Henry

The following is a summary of Mr. Henry’s individual compensation for 2025. Mr. Henry is our Senior Vice President, General Counsel and Secretary.

Base Salary: Mr. Henry’s base salary was increased effective November 24, 2025 from $707,950 to $736,300 as a result of the O&C Committee’s annual review of executive compensation discussed above under “—Overview—Compensation Benchmarking and Market Data— October 2025 Competitive Market Analysis.”

Annual Incentive: The O&C Committee awarded Mr. Henry $1,134,909 pursuant to the Executive Annual Incentive Plan for the plan year ending December 31, 2025, reflecting the result of Oncor’s overall performance as well as Mr. Henry’s individual performance for the year 2025. Mr. Henry’s annual incentive also reflects an individual performance modifier of 158%. The O&C Committee and our CEO evaluated his management of the company’s legal, regulatory, external affairs, and corporate security matters. For more detailed information on the calculation of Executive Annual Incentive Awards, see “—Compensation Elements—Executive Annual Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below.

Long-Term Incentives: In 2025, Mr. Henry was granted a Long-Term Incentive Plan target award of $1,238,913 for the period of January 1, 2025 through December 31, 2027. Actual awards will be based on Oncor’s achievement of approved LTIP metrics and are payable on or before April 1, 2028. In February 2026, the O&C Committee certified the results of LTIP metrics for Long-Term Incentive Plan awards granted in 2023 for the period from January 1, 2023 – December 31, 2025. Mr. Henry’s Long-Term Incentive Plan award for the 2023-2025 period is $1,437,408 and will be paid on or before April 1, 2026. See “—Compensation Elements—Long-Term Incentive Plan” above and the Grants of Plan-Based Awards – 2025 table below for additional information on the Long-Term Incentive Plan and target awards.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Mack, Martin, Saenz, Walker and Zucchet each served as members of our O&C Committee during 2025. Two of our O&C Committee members, Mr. Martin and Mr. Zucchet, are not classified as Disinterested Directors under the standards set forth in the LLC Agreement. Mr. Martin is the chairman, chief executive officer and president of Sempra, and was designated to serve on our board of directors by Sempra (through Oncor Holdings). Mr. Zucchet is employed by OMERS Infrastructure Management Inc., an affiliate of Texas Transmission, and serves as an officer and director of Texas Transmission’s parent company. Mr. Zucchet was designated to serve on our board of directors by Texas Transmission. No member of the O&C Committee is or has ever been one of our officers or employees.

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

COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the aggregate compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2025, 2024 and 2023 in which they served as a Named Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
E. Allen Nye, Jr.
Chief Executive	2025	1,247,931	-	8,671,499	320,628	230,877	10,470,935
	2024	1,205,238	-	7,568,688	174,568	162,515	9,111,009
	2023	1,149,750	-	6,508,978	230,435	151,458	8,040,621
Don J. Clevenger
Senior Vice President & Chief Financial Officer	2025	714,592	-	3,048,404	200,256	133,799	4,097,051
	2024	687,108	-	2,395,382	73,436	103,095	3,259,021
	2023	654,750	-	1,955,818	140,073	99,618	2,850,259
Deborah L. Dennis
Senior Vice President, Chief Customer Officer & Chief HR Officer	2025	528,423	-	1,277,060	791,938	90,248	2,687,669
	2024	510,369	-	1,148,085	266,993	87,462	2,012,909
	2023	478,750	-	1,022,663	624,989	81,821	2,208,223
James A. Greer
Executive Vice President & Chief Operating Officer	2025	724,870	-	2,680,550	1,050,903	94,505	4,550,828
	2024	699,144	-	2,437,972	-	91,452	3,228,568
	2023	666,750	-	2,086,548	772,151	90,768	3,616,217
Matthew C. Henry
Senior Vice President, General Counsel & Secretary	2025	710,131	-	2,572,317	110,529	88,135	3,481,112
	2024	685,842	-	1,957,264	61,407	88,206	2,792,719
	2023	653,750	-	1,742,178	78,443	80,807	2,555,178

______________

(1)Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in the respective year and represent amounts related to awards for such years pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan, as described in “—Compensation Elements—Executive Annual Incentive Plan,” “—Compensation Elements—Long-Term Incentive Plan,” and the Grants of Plan-Based Awards –

2025 table below. Awards under the Executive Annual Incentive Plan for any given year are paid in March of the following year. Awards under the Long-Term Incentive Plan are paid on or before April 1 following a 36-month period. Long-Term Incentive Plan amounts in this column for 2025 represent awards to be paid in 2026 that were earned by the executive for the 2023-2025 period. The below table reflects the amounts paid with respect to each plan’s period ending on December 31, 2025.

Name	Executive Annual Incentive Plan ($)	Long-Term Incentive Plan ($)
E. Allen Nye, Jr.(a)	2,488,499	6,183,000
Don J. Clevenger(a)	1,239,104	1,809,300
Deborah L. Dennis	534,500	742,560
James A. Greer(b)	837,950	1,842,600
Matthew C. Henry(a)	1,134,909	1,437,408

______________

(a)Actual Executive Annual Incentive Plan awards for Messrs. Nye, Clevenger and Henry reflect the applicable target award multiplied by the EAIP final funding percentage of 144.5%, multiplied by their respective individual performance modifiers of 120%, 150% and 158%. Actual Executive Annual Incentive Plan awards for Ms. Dennis and Mr. Greer reflect the applicable target award multiplied by the EAIP final funding percentage of 144.5%.

(b)Mr. Greer has retired from the company, with his last date of employment being December 31, 2025. As a result of Mr. Greer’s retirement, he will be entitled to receive a prorated amount of his LTIP target award for the 2024-2026 performance period and the 2025-2027 performance period based on the number of days he was an employee for the respective performance periods. The amounts will be paid following completion of the respective performance periods. For more information see “—Potential Payments upon Termination or Change in Control—Mr. Greer.”

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

(3)Amounts reported as “All Other Compensation” for 2025 are attributable to the executive’s receipt of certain compensation as described in the following table:

2025 All Other Compensation Components for Named Executive Officers

Name	Oncor Thrift Plan Company Match ($)(a)	Oncor Salary Deferral Program Company Match ($)(b)	Perquisites ($)(c)	Total ($)
E. Allen Nye, Jr.	21,031	99,834	110,012	230,877
Don J. Clevenger	21,000	57,167	55,632	133,799
Deborah L. Dennis	15,609	42,274	32,365	90,248
James A. Greer	16,102	57,990	20,413	94,505
Matthew C. Henry	21,000	56,811	10,324	88,135

______________

(a)Amounts represent company matching amounts under the Oncor Thrift Plan. For a more detailed description of the Oncor Thrift Plan, see “—Compensation Elements—Deferred Compensation and Retirement Plans—Oncor Thrift Plan.”

(b)Amounts represent company matching amounts under the Oncor Salary Deferral Program. Refer to the narrative that follows the Nonqualified Deferred Compensation – 2025 table below for a more detailed description of the Oncor Salary Deferral Program.

(c)Amounts reported under this column represent the aggregate amount of incremental cost to Oncor for the perquisites received by each Named Executive Officer, minus any reimbursed amounts. These incremental costs consist of (i) executive physicals and related health tests for each of Messrs. Nye, Clevenger and Greer, (ii) financial planning services for each of Messrs. Nye and Greer and Ms. Dennis, (iii) country club/luncheon club dues for Messrs. Nye, Clevenger and Henry and Ms. Dennis, (iv) entertainment tickets and parking passes for each of Messrs. Clevenger and Henry and Ms. Dennis, (v) security-related services for Mr. Nye (in the amount of $69,166), including identity protection related services, security personnel, security risk assessments, and residential security, and (vi) security-related services for Mr. Clevenger, including security risk assessments. We consider costs for security-related services to be business expenses rather than personal benefits because they mitigate risk to the company by supporting the security, health, and safety of our executives; however, current disclosure regulations require certain security expenses to be reported as personal benefits. For a summary discussion of the perquisites offered to our executive officers, see “—Compensation Elements—Perquisites and Other Benefits.”

Grants of Plan-Based Awards – 2025

The following table sets forth information regarding grants of plan-based awards to Named Executive Officers under our Executive Annual Incentive Plan and Long-Term Incentive Plan during the fiscal year ended December 31, 2025. For a narrative description of material factors necessary for an understanding of the information disclosed in the table and the accompanying footnotes, see “—Compensation Elements—Executive Annual Incentive Plan” and “—Compensation Elements—Long-Term Incentive Plan.”

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
E. Allen Nye, Jr.
Executive Annual Incentive Plan (1)	-	1,435,120	2,870,241
Long-Term Incentive Plan (2)	1,321,856	5,287,425	13,218,563
Don J. Clevenger
Executive Annual Incentive Plan (1)	-	571,674	1,143,348
Long-Term Incentive Plan (2)	356,200	1,424,800	3,562,000
Deborah L. Dennis
Executive Annual Incentive Plan (1)	-	369,896	739,792
Long-Term Incentive Plan (2)	144,870	579,480	1,448,700
James A. Greer
Executive Annual Incentive Plan (1)	-	579,896	1,159,792
Long-Term Incentive Plan (2)	362,435	1,449,740	3,624,350
Matthew C. Henry
Executive Annual Incentive Plan (1)	-	497,092	994,183
Long-Term Incentive Plan (2)	309,728	1,238,913	3,097,283

________________

(1)The amounts reported reflect the threshold, target, and maximum amounts available under the Executive Annual Incentive Plan. The O&C Committee set operational and other metrics for the plan and individual target amounts in February 2025 and final award payout amounts were determined by the O&C Committee in February 2026. The actual awards for the 2025 plan year will be paid in March 2026 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Threshold payout amounts for the Executive Annual Incentive Plan reflect the minimum EAIP final funding percentage of 0% multiplied by the target award. Maximum payout amounts for the Executive Annual Incentive Plan reflect an EAIP final funding percentage of 200% multiplied by the target award. In February 2026, the O&C Committee approved individual performance modifiers for Messrs. Nye, Clevenger and Henry of 120%, 150%, and 158%, respectively, in recognition of each individual’s performance during 2025. The Executive Annual Incentive Plan provides that the EAIP final funding percentage for awards under the plan cannot exceed 200%, subject to the application of any individual performance modifiers or as otherwise approved at the discretion of the O&C Committee consistent with the terms of the plan.

(2)The amounts reported reflect the threshold, target, and maximum amounts available for award grants made in 2025 under the Long-Term Incentive Plan. Target amounts for each Named Executive Officer were determined by the O&C Committee in February 2025 and any final awards will be payable on or before April 1, 2028 based on achievement of LTIP metrics for the 2025-2027 period, as discussed in more detail above under “—Compensation Elements—Long-Term Incentive Plan.” Under the Long-Term Incentive Plan, maximum payout amounts are limited to 250% of the target award. Actual awards for the 2023-2025 period will be paid on or before April 1, 2026 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” Under the Long-Term Incentive Plan, threshold payout amounts will effectively be the actual results of the weighted time-based LTIP operational metric.

Pension Benefits

The following table sets forth information regarding Oncor’s participation in the retirement plans that provide for benefits in connection with, or following, the retirement of our Named Executive Officers for the fiscal year ended December 31, 2025:

Name	Plan Name	Number of Years Accredited Service(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(2)
E. Allen Nye, Jr.	Oncor Retirement Plan	14.00	261,344	-
	Supplemental Retirement Plan	14.00	1,173,940
Don J. Clevenger	Oncor Retirement Plan	20.67	385,530	-
	Supplemental Retirement Plan	20.67	573,357
Deborah L. Dennis	Oncor Retirement Plan	46.08	4,804,669	-
	Supplemental Retirement Plan	46.08	2,180,462	-
James A. Greer	Oncor Retirement Plan	40.50	2,914,742	-
	Supplemental Retirement Plan	40.50	6,841,791	-
Matthew C. Henry	Oncor Retirement Plan	6.75	126,213	-
	Supplemental Retirement Plan	6.75	286,226

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

(2)While no payments were made to the Named Executive Officers under the Supplemental Retirement Plan in 2025, distributions were made from Messrs. Nye, Clevenger and Henry’s accounts in December 2025 to pay required Federal Insurance Contributions Act (FICA) taxes with respect to the participant’s respective accrued benefit in the cash balance component of the plan. Those FICA taxes were paid directly to the taxing authorities through payroll withholding and thus are not reported here.

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

Annual retirement benefits under the traditional defined benefit component, which applied during 2025 to Ms. Dennis and Mr. Greer, are computed as follows: for each year of accredited service up to a total of 40 years, a participant receives 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Messrs. Nye, Clevenger, and Henry, a hypothetical account is established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service), plus interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the Oncor Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code.

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

The table set forth above illustrates the present value on December 31, 2025 of each Named Executive Officer’s Oncor Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on his or her years of service and remuneration through December 31, 2025. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004 are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been and may continue to be modified to address the applicable requirements under Section 409A of the Code and related guidance.

The present value of accumulated benefits for the traditional defined benefit component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated based on the executive’s annuity payable at the earliest age that unreduced benefits are available under either plan (generally age 62). Unmarried executives are assumed to elect a single life annuity. For married executives, it is assumed that 55% will elect a 100% joint and survivor annuity and 45% will elect a single life annuity. Post-retirement mortality was based on the Pri-2012 amounts weighted mortality table projected generationally from 2012 with scale MP-2021. A discount rate of 5.30% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefits for the cash balance component of the Oncor Retirement Plan and the Supplemental Retirement Plan was calculated as the value of the executive’s cash balance account projected to age 65 at an assumed growth rate of 4.50% and then discounted back to December 31, 2025, at 5.30%. For married executives, it is assumed that 90% will elect a lump sum, 5% will elect a joint and survivor annuity and 5% will elect a single life annuity. Post-retirement mortality for annuity recipients was based on the Pri-2012 amounts-weighted mortality table projected generationally from 2012 with scale MP-2021. No pre-retirement mortality or turnover assumptions were applied.

The present values of accumulated benefits for the Supplemental Retirement Plan as of December 31, 2025 for Messrs. Nye, Clevenger and Henry were offset by permissible distributions made on December 30, 2025 to taxing authorities to satisfy FICA taxes.

Early retirement benefits under the Oncor Retirement Plan are available to our employees covered in the traditional defined benefit component upon their attainment of age 55 and achievement of 15 years of accredited service. Early retirement results in a retirement benefit payment reduction of 4% for each full year (and 0.333% for each additional full calendar month) between the date the participant retires and the date the participant would reach age 62. Mr. Greer was eligible for normal retirement and full benefits upon his retirement from Oncor. As Ms. Dennis has achieved age 65, she is eligible for normal retirement and full retirement benefits. Participants in the cash balance component of the Oncor Retirement Plan can receive their benefit upon retirement or upon separation of service with the company.

Benefits under the Supplemental Retirement Plan are tied to a participant’s coverage under the Oncor Retirement Plan. For participants in the cash balance program of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable upon the later of (i) a fully vested participant’s separation from service or (ii) the date a fully vested participant would have achieved ten years of accredited service if the participant had remained in continuous employment and not experienced a separation of service. For participants in the traditional defined benefit component of the Oncor Retirement Plan, Supplemental Retirement Plan benefits are generally payable in an annuity on the later of (i) the first day of the second month after a participant’s separation from service or (ii) the earliest date the participant would be eligible to commence benefits under the Oncor Retirement Plan. However, for either traditional defined benefit component or cash balance component participants, Supplemental Retirement Plan benefits are payable as soon as reasonably practical and within 90 days following a separation of service if the lump sum present value of the participant’s total vested benefit amount is less than the dollar amount under the applicable provision of the Code ($23,500 in 2025). Benefits under the Supplemental Retirement Plan are only available to our executive officers and other specified key employees.

Nonqualified Deferred Compensation – 2025

The following table sets forth information regarding the deferral of components of our Named Executive Officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2025:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
E. Allen Nye, Jr.
Oncor Salary Deferral Program	99,834	99,834	306,501	(225,319)	1,943,433
Don J. Clevenger
Oncor Salary Deferral Program	57,167	57,167	169,625	(135,532)	1,035,101
Deborah L. Dennis
Oncor Salary Deferral Program	42,274	42,274	295,992	-	2,373,291
James A. Greer
Oncor Salary Deferral Program	57,990	57,990	139,103	(165,037)	1,125,124
Matthew C. Henry
Oncor Salary Deferral Program	56,811	56,811	151,039	(78,872)	984,804

_______________

(1)Amounts in this column represent salary deferrals pursuant to the Salary Deferral Program and are included in the “Salary” amounts in the Summary Compensation Table above.

(2)Amounts in this column represent company-matching awards pursuant to the Salary Deferral Program and are included in the “All Other Compensation” amounts in the Summary Compensation Table above.

(3)$188,399, $107,348, $79,130, $109,272 and $107,168 represent company match awards for 2023 and 2024 for Mr. Nye, Mr. Clevenger, Ms. Dennis, Mr. Greer, and Mr. Henry, respectively, which are included as compensation in the Summary Compensation Table in the applicable year earned.

Oncor Salary Deferral Program

Under the Oncor Salary Deferral Program, each employee of Oncor, who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Oncor Salary Deferral Program ($161,820 for the program year beginning January 1, 2025) may elect to defer up to 50% of annual base salary and/or up to 85% of any bonus or incentive award. This deferral (including any vested matching contributions, as described below) may be made for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof, at the election of the employee. Oncor makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of base salary deferred under the Oncor Salary Deferral Program. Oncor does not match deferred bonus or incentive awards. Matching contributions vest at the earliest of seven years after the deferral date, termination without cause, retirement at the age of 62 or later, death, disability or termination for good reason following a change in control of Oncor. The definitions of “cause,” “change in control,” and “good reason” are substantially consistent with the same definitions in the Change in Control Policy, see “—Potential Payments upon Termination or Change in Control—Change in Control Policy.” Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Oncor Salary Deferral Program selected by each participant.

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

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to Oncor’s Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of termination of employment including, as applicable, due to retirement, voluntary, for cause, death, disability, without cause, or termination after a change in control of Oncor for good reason or without cause. The amounts shown below for our current Named Executive Officers, other than Mr. Greer, assume that such a termination of employment and/or change in control occurred on December 31, 2025. As Mr. Greer retired from Oncor with his last date of employment being December 31, 2025, his table reflects amounts paid or payable to him with respect to his retirement.

In 2025, all of our executive officers were eligible to receive benefits under the terms of the Change in Control Policy and the Severance Plan, as more fully described following the tables below. In addition to the provisions of those plans, the Oncor Salary Deferral Program provides that all company-matching awards will become automatically vested in the event of a termination without cause, death, disability, retirement at the age of 62 or later, or termination for good reason following a change in control. The amounts listed in the tables below regarding the Oncor Salary Deferral Program only represent the immediate vesting of company matching contributions resulting from termination without cause, death, disability, retirement at the age of 62 or later or a termination for good reason following the occurrence of a change in control. Contributions made to such plan by each Named Executive Officer are disclosed in the Nonqualified Deferred Compensation – 2025 table above. For a more detailed discussion of the Oncor Salary Deferral Program, see the Nonqualified Deferred Compensation – 2025 table and the narrative following such table.

Messrs. Nye, Clevenger and Henry participate in the cash balance component of the Oncor Retirement Plan and as a result can elect to receive their Oncor Retirement Plan benefits as a lump sum upon separation of service with the company. In addition, since Messrs. Nye and Clevenger are fully vested and achieved ten years of accredited service, each would receive their Supplemental Retirement Plan benefits as a lump sum upon such separation of service. Ms. Dennis and Mr. Greer participate in the traditional defined benefit component of the Oncor Retirement Plan. Mr. Greer’s retirement benefits will not be subject to any payment reduction as he was eligible to retire at his retirement date as a result of meeting the age and service requirements. Ms. Dennis is eligible to retire upon termination of employment as a result of meeting the age and service requirements without her retirement benefits being subject to any payment reduction.

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

1. Mr. Nye

Potential Payments to Mr. Nye Upon Termination ($)

Benefit	Voluntary	For Cause	Death or Disability	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	-	6,893,161	9,622,182
Executive Annual Incentive Plan(2)	2,488,499	-	2,488,499	2,488,499	2,488,499
Oncor Salary Deferral Program(3)	-	-	971,717	971,717	971,717
Long-Term Incentive Plan(4)	6,183,000	-	11,352,695(5)	6,183,000	11,352,695
Health & Welfare
− Medical/COBRA	-	-	-	78,124	78,124
− Dental/COBRA	-	-	-	4,949	4,949
Outplacement Assistance	-	-	-	40,000	40,000
Totals	$8,671,499	$-	$14,812,911	$16,659,450	$24,558,166

________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2025, would entitle the participant to the full year award.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)A termination of employment for any reason other than cause on December 31, 2025 would entitle the participant to the full award for the 2023-2025 period.

(5)The amount reflected includes a prorated amount of Mr. Nye’s LTIP target award for the outstanding periods 2024-2026 ($3,407,220) and 2025-2027 ($1,762,475) and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death or disability, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

2. Mr. Clevenger

Potential Payments to Mr. Clevenger Upon Termination ($)

Benefit	Retirement, Death or Disability	For Cause	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	1,312,574	4,509,395
Executive Annual Incentive Plan(2)	1,239,104	-	1,239,104	1,239,104
Oncor Salary Deferral Program(3)	-	-	-	-
Long-Term Incentive Plan(4)	3,197,983(5)	-	1,809,300	3,197,983
Health & Welfare
− Medical/COBRA	-	-	52,082	52,082
− Dental/COBRA	-	-	3,299	3,299
Outplacement Assistance	-	-	25,000	25,000
Totals	$4,437,087	$-	$4,441,359	$9,026,863

_________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2025, would entitle the participant to the full year award.

(3)Mr. Clevenger is fully vested in the Oncor Salary Deferral Program as a result of his eligibility to retire under the Oncor Retirement Plan upon termination of employment, and therefore no additional vesting would occur as a result of any termination of his employment.

(4)A termination of employment for any reason other than cause on December 31, 2025 would entitle the participant to the full award for the 2023-2025 period.

(5)Under the Long-Term Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Mr. Clevenger has met these requirements, a termination of his employment other than for death or disability would be treated as a retirement under the plan. The amount reflected includes a prorated amount of his LTIP target award for the outstanding periods 2024-2026 ($913,750) and 2025-2027 ($474,933) and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death, disability or retirement, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

3. Ms. Dennis

Potential Payments to Ms. Dennis Upon Termination ($)

Benefit	Retirement, Death or Disability	For Cause	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	1,274,921	2,205,488
Executive Annual Incentive Plan(2)	534,500	-	534,500	534,500
Oncor Salary Deferral Program(3)	-	-	-	-
Long-Term Incentive Plan(4)	1,309,157(5)	-	742,560	1,309,157
Health & Welfare
− Medical/COBRA	-	-	35,506	26,629
− Dental/COBRA	-	-	2,143	1,607
Outplacement Assistance	-	-	25,000	25,000
Totals	$1,843,657	$-	$2,614,630	$4,102,381

_________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the severance plan for non-executive employees which amount is greater than the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2025, would entitle the participant to the full year award.

(3)Ms. Dennis is fully vested in the Oncor Salary Deferral Program as a result of her eligibility to retire under the Oncor Retirement Plan upon termination of employment, and therefore no additional vesting would occur as a result of any termination of her employment.

(4)A termination of employment for any reason other than cause on December 31, 2025 would entitle the participant to the full award for the 2023-2025 period.

(5)Under the Long-Term Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. As Ms. Dennis has met these requirements, a termination of her employment other than for death or disability would be treated as a retirement under the plan. The amount reflected includes a prorated amount of her LTIP target award for the outstanding periods 2024-2026 ($373,437) and 2025-2027 ($193,160) and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death, disability or retirement, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

4. Mr. Greer

Potential Payments to Mr. Greer Upon Termination ($)

(Reflects Amounts Paid or Payable with Respect to his Retirement)

Benefit	Retirement(1)

Cash Severance	-
Executive Annual Incentive Plan	837,950
Oncor Salary Deferral Program(2)	-
Long-Term Incentive Plan(3)	3,255,604
Health & Welfare
− Medical/COBRA	-
− Dental/COBRA	-
Outplacement Assistance	-
Totals	$4,093,554

_________________

(1)Mr. Greer retired from Oncor with his last date of employment being December 31, 2025. Amounts reported reflect amounts to be received or that were earned by Mr. Greer following his retirement pursuant to the Executive Annual Incentive Plan and the Long-Term Incentive Plan.

(2)Mr. Greer was fully vested in the Oncor Salary Deferral Program as a result of his eligibility to retire under the Oncor Retirement Plan upon termination of employment, and therefore no additional vesting occurred as a result of any termination of his employment.

(3)Under the Long-Term Incentive Plan, retirement is defined as termination of employment upon attaining at least age 55 and completing at least 15 years of accredited service. Mr. Greer met these requirements at the time of his retirement. The amount reflected includes a prorated amount of his LTIP target award for the outstanding periods 2024-2026 ($929,757) and 2025-2027 ($483,247) and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon retirement, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

5. Mr. Henry

Potential Payments to Mr. Henry Upon Termination ($)

Benefit	Voluntary	For Cause	Death or Disability	Without Cause	Without Cause or For Good Reason in Connection with Change in Control

Cash Severance(1)	-	-	-	1,233,392	4,197,266
Executive Annual Incentive Plan(2)	1,134,909	-	1,134,909	1,134,909	1,134,909
Oncor Salary Deferral Program(3)	-	-	492,402	492,402	492,402
Long-Term Incentive Plan(4)	1,437,408	-	2,648,743	1,437,408	2,648,743
Health & Welfare
− Medical/COBRA	-	-	-	32,502	32,502
− Dental/COBRA	-	-	-	1,847	1,847
Outplacement Assistance	-	-	-	25,000	25,000
Totals	$2,572,317	$-	$4,276,054	$4,357,460	$8,532,669

_________________

(1)The amount under the “Without Cause” heading reflects the amount payable pursuant to the Severance Plan. The amount under the “Without Cause or For Good Reason in Connection with Change in Control” reflects the amount payable pursuant to the Change in Control Policy.

(2)A termination of employment for any reason other than cause on December 31, 2025, would entitle the participant to the full year award.

(3)Amounts reported reflect the immediate vesting of unvested company matching contributions resulting from the occurrence of termination without cause, death, disability or termination for good reason following a change in control.

(4)A termination of employment for any reason other than cause on December 31, 2025 would entitle the participant to the full award for the 2023-2025 period.

(5)The amount reflected includes a prorated amount of Mr. Henry’s LTIP target award for the outstanding periods 2024-2026 ($798,364) and 2025-2027 ($412,971) and does not take into account any potential increases from target as a result of LTIP metrics achieved, which upon death or disability, the participant is entitled to after completion of the respective LTIP award performance period. For more information, see “—Long-Term Incentive Plan.”

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

Oncor Salary Deferral Program

For information concerning vesting upon a change of control and termination for good reason, see the narrative that follows the Nonqualified Deferred Compensation – 2025 table.

CEO Pay Ratio for Fiscal Year 2025

Pay Ratio

Our CEO to median employee pay ratio has been calculated in accordance with the rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is calculated in a manner consistent with Item 402(u) of Regulation S-K. Mr. Nye’s annual total compensation for 2025, as shown in the Summary Compensation Table above, was $10,470,935.

The median Oncor employee’s annual total compensation in 2025 (other than Mr. Nye) was $203,593, calculated using the same methodology as used in the calculation of Mr. Nye’s annual total compensation in the Summary Compensation Table, consisting of base salary, bonus, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings, and all other compensation (for the median employee, all other compensation consisted of the Oncor Thrift Plan company match). As a result, the ratio of Mr. Nye’s annual total compensation in 2025 to the median annual total compensation of all Oncor employees (other than Mr. Nye) in 2025 was 51:1, when calculated in a manner consistent with Item 402(u) of Regulation S-K.

Identification of Median Employee

We identified a median employee in 2024. For purposes of determining the median Oncor employee, we evaluated all employees, other than Mr. Nye, employed by Oncor as of November 1, 2024 and calculated each such employee’s total cash compensation through November 1, 2024 using each employee’s (i) base pay received through November 1, 2024 and (ii) cash compensation received through November 1, 2024 in the form of incentive compensation, bonuses, and any other cash payments (including, without limitation, any overtime adjustments, overtime meals, taxable reimbursable expenses, holiday pay, and salary deferral program payouts). We did not make any material assumptions, adjustments, or estimates with respect to total cash compensation. The total compensation of each employee other than Mr. Nye was then ranked lowest to highest to determine the median employee. As a result of having an even-numbered employee population we used reasonable judgment to select the median employee that was best suited to serve as the median employee. We do not reasonably believe that there has been a change in the median employee’s compensation arrangement since the time the median employee was identified that would significantly affect the pay ratio disclosure and as such we are using the same median employee identified in 2024.

Annual Total Compensation

After identifying the median employee based on total cash compensation, as described above, we calculated annual total compensation for such employee using the same methodology we use for our Named Executive Officers as set forth in the Summary Compensation Table above.

Risk Assessment of Compensation Policies and Practices

The O&C Committee reviews the compensation policies and practices applicable to Oncor’s employees (both executive and non-executive) annually during the first quarter of the year in order to determine whether such compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Oncor. In February 2026, the O&C Committee concluded that current compensatory policies and practices do not create risks that are reasonably likely to have a material adverse effect on Oncor. In arriving at this conclusion, the O&C Committee discussed with management the various compensation policies and practices of the company and the compensation payable pursuant to each, and evaluated whether the compensation payable under each plan or policy could result in (i) incenting employees to take risks that could result in a material adverse effect to Oncor, or (ii) payments by the company significant enough to cause a material adverse effect to Oncor.

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

The table below sets forth information regarding the aggregate compensation paid to the members of our board of directors during the fiscal year ended December 31, 2025, other than E. Allen Nye, Jr., whose compensation from Oncor is discussed in “—Compensation Discussion and Analysis” and “—Compensation Tables.” Mr. Nye did not receive any compensation for his service on our board of directors.

Name	Total Fees Earned or Paid in Cash ($)
Mark S. Berg(1)	210,000
Justin C. Bird(2)	—
Debra Hunter Johnson(3)	210,000
Robert A. Estrada(4)	73,750
Printice L. Gary(5)	73,750
Margaret S.C. Keliher(6)	293,750
Timothy A. Mack(7)	298,750
Jeffrey W. Martin(8)	—
Helen M. Newell(9)	—
Alice L. Rodriguez(10)	293,750
Luis J. Saenz(11)	278,750
Robert S. Shapard(12)	391,250
W. Kelvin Walker(13)	278,750
Steven J. Zucchet(14)	—

_______________

(1)Mr. Berg’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for each of the second and third quarters of 2025 (of which $4,125 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $72,500 for the last quarter of 2025 (of which $4,350 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(2)Mr. Bird is a member director who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in January 2024. As a member director, Mr. Bird does not receive any compensation from Oncor for serving as a member of our board of directors.

(3)Ms. Johnson’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for each of the second and third quarters of 2025 (of which $4,125 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $72,500 for the last quarter of 2025 (of which $4,350 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(4)Mr. Estrada’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for the first quarter of 2025 for serving as a member of our board of directors and (ii) $5,000 for the first quarter of 2025 for serving as chair of the Audit Committee of our board of directors. Mr. Estrada resigned from our board of directors effective March 8, 2025 in connection with our LLC Agreement requirement that two Disinterested Directors roll off our board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance-Director Appointments” for more information. Mr. Estrada’s “Total Fees Earned or Paid in Cash” does not reflect $10,000 contributed by Oncor in 2025 after Mr. Estrada retired from our board of directors to Southwestern Medical Foundation, a non-profit organization. The contribution was made by Oncor in honor of Mr. Estrada in appreciation of his service on our board of directors.

(5)Mr. Gary’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for the first quarter of 2025 (of which $4,125 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $5,000 for the first quarter of 2025 for serving as chair of the Governance and Sustainability Committee of our board of directors. Mr. Gary resigned from our board of directors effective March 8, 2025 in connection with our LLC Agreement requirement that two Disinterested Directors roll off our board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance-Director Appointments” for more information. Mr. Gary’s “Total Fees Earned or Paid in Cash” does not reflect $10,000 contributed by Oncor in 2025 after Mr. Gary retired from our board of directors to Alpha Epsilon Boule Education Foundation, a non-profit organization. The contribution was made by Oncor in honor of Mr. Gary in appreciation of his service on our board of directors.

(6)Ms. Keliher’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for each of the first three quarters of 2025 (of which $4,125 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $72,500 for the last quarter of 2025 (of which $4,350 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $5,000 for the second, third and fourth quarters of 2025 for serving as chair of the Audit Committee of our board of directors.

(7)Mr. Mack’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for the first quarter of 2025 (of which $4,125 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $68,750 for each of the second and third quarters of 2025 for serving as a member of our board of directors, (iii) 72,500 for the last quarter of 2025 for serving as a member of our board of directors, and (iv) $5,000 for each quarter of 2025 for serving as chair of the O&C Committee of our board of directors.

(8)Mr. Martin is a member director who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018. As a member director, Mr. Martin does not receive any compensation from Oncor for serving as a member of our board of directors.

(9)Ms. Newell is a member director who was designated to serve on our board of directors by Texas Transmission in July 2019. As a member director, Ms. Newell does not receive any compensation from Oncor for serving as a member of our board of directors.

(10)Ms. Rodriguez’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for each of the first three quarters of 2025 (of which $4,125 was attributable each quarter to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $72,500 for the last quarter of 2025 (of which $4,350 was attributable to her service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, and (iii) $5,000 for the second, third and fourth quarters of 2025 for serving as chair of the Governance and Sustainability Committee of our board of directors.

(11)Mr. Saenz’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for each of the first three quarters of 2025 (of which $4,125 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $72,500 for the last quarter of 2025 (of which $4,350 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(12)Mr. Shapard’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for each of the first three quarters of 2025 (of which $4,125 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (ii) $72,500 for the last quarter of 2025 (of which $4,350 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors, (iii) $25,000 for each of the first three quarters of 2025 (of which $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings) for serving as non-executive Chairman of our board of directors, and (iv) $37,500 for the last quarter of 2025 (of which $2,250 was attributable to his service as non-executive Chairman of the board of directors of Oncor Holdings) for serving as non-executive Chairman of our board of directors. Mr. Shapard, who retired as Oncor’s CEO in 2018, receives certain payments from Oncor attributable to his prior service as an employee under the Oncor Salary Deferral Program as well as certain healthcare premium reimbursements pursuant to our previous executive change in control policy. As these payments are attributable solely to his previous employment as an officer and are not related to his service as a director, these amounts are not included in this table as director compensation.

(13)Mr. Walker’s “Total Fees Earned or Paid in Cash” column reflects the following fees, paid quarterly in arrears: (i) $68,750 for each of the first three quarters of 2025 (of which $4,125 was attributable each quarter to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors and (ii) $72,500 for the last quarter of 2025 (of which $4,350 was attributable to his service as a member of the board of directors of Oncor Holdings) for serving as a member of our board of directors.

(14)Mr. Zucchet is a member director who was designated to serve on our board of directors by Texas Transmission in November 2008. As a member director, Mr. Zucchet does not receive any compensation from Oncor for serving as a member of our board of directors.

The O&C Committee determines director compensation for the Disinterested Directors on our board of directors and our non-executive Chairman of the board of directors. All director fees are paid quarterly, in arrears. Each Disinterested Director and our non-executive Chairman receive a fee for serving on our board of directors. For the first three quarters of 2025 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $68,750, of which amount $4,125 for each of the directors who also served on the board of directors of Oncor Holdings during one or more of such first three quarters was attributable, based on the quarters served, to each such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. For the last quarter of 2025 in which they served on our board of directors, each Disinterested Director and our non-executive Chairman (Mr. Shapard) received a fee of $72,500, of which amount $4,350 for each of the directors who also served on the board of directors of Oncor Holdings in the last quarter of 2025 was attributable to each such director’s service as a member of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings. In addition, the chair of the Audit Committee (Mr. Estrada for the first quarter and Ms. Keliher for the second, third, and fourth quarters) received an additional $5,000 quarterly fee, the chair of the Governance & Sustainability Committee (Mr. Gary for the first quarter and Ms. Rodriquez for the second, third, and fourth quarters) received an additional $5,000 quarterly fee, and the chair of the O&C Committee (Mr. Mack) received an additional $5,000 quarterly fee in 2025 for the extra responsibilities associated with each such positions. The chair of the Finance Committee (Mr. Shapard) did not receive an additional quarterly fee for such position in 2025. For the first three quarters of 2025, our non-executive Chairman (Mr. Shapard) received an additional $25,000 quarterly fee for the additional duties associated with that position (of which amount $1,500 was attributable each quarter to his service as non-executive Chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings). For the last quarter of 2025 our non-executive chairman (Mr. Shapard) received an additional $37,500 quarterly fee for the additional duties associated with that position (of which amount $2,250 was attributable to his service as non-executive Chairman of the board of directors of Oncor Holdings and was paid by Oncor but reimbursed to Oncor by Oncor Holdings).

In October 2025, the O&C Committee reviewed Meridian’s competitive market analysis of the fees received by our Disinterested Directors, our non-executive Chairman, and our committee chairs using the same peer group used in the October 2025 analysis of executive compensation. See “—Overview—Compensation Benchmarking and Market Data—

October 2025 Competitive Market Analysis” for a description of this peer group. As a result of this review, the O&C Committee increased (i) the fee to be paid to the Disinterested Directors and our non-executive Chairman to $72,500 per quarter and (ii) the fee to be paid to our non-executive Chairman to $37,500 per quarter, each effective as of the quarter beginning October 1, 2025.

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

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2025, Oncor had no compensation plans in place that authorized the issuance of equity securities of Oncor.

Security Ownership of Equity Interests of Oncor by Certain Beneficial Owners and Management

The following table lists the number of limited liability company membership interests (LLC Units) of Oncor beneficially owned at February 26, 2026 by the holders of more than 5% of our LLC Units (based on information made available to Oncor), our current directors and the Named Executive Officers listed in “Item 11. Executive Compensation—Summary Compensation Table.” See also “Items 1. and 2. Business and Properties—Ownership Structure and Ring-Fencing Measures” and Note 1 to Financial Statements for a discussion of the various ring-fencing measures that have been taken to enhance the separateness between us and entities with direct or indirect ownership interests in us. As a result of these measures, holders of our LLC Units do not control us, and the ring-fencing measures limit their ability to direct our management, policies and operations.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sempra (a)	509,587,500	80.25%
Texas Transmission Investment LLC (b)	125,412,500	19.75%
Name of Director or Named Executive Officer
Mark S. Berg	―	―
Justin C. Bird (c)	―	―
Don J. Clevenger	―	―
Deborah L. Dennis	―	―
James A. Greer	―	―
Matthew C. Henry	―	―
Debra Hunter Johnson	―	―
Margaret S. C. Keliher	―	―
Timothy A. Mack	―	―
Jeffrey W. Martin (d)	―	―
Helen M. Newell (e)	―	―
E. Allen Nye, Jr.	―	―
Alice L. Rodriguez	―	―
Luis J. Saenz	―	―
Robert S. Shapard	―	―
W. Kelvin Walker	―	―
Steven J. Zucchet (f)	―	―
All current directors and executive officers as a group (24 persons)	―	―

(a)

Reflects 509,587,500 LLC Units of Oncor owned by Oncor Holdings. The sole member of Oncor Holdings is STIH. The sole member of STIH is STH. STH is wholly owned by Sempra. The address of Oncor Holdings is 1616 Woodall Rodgers Freeway, Dallas, TX 75202 and the address of each of Sempra, STIH and STH is 488 8th Avenue, San Diego, CA 92101.

(b)

Texas Transmission beneficially owns 125,412,500 LLC Units of Oncor. The sole member of Texas Transmission is Texas Transmission Finco LLC (TTHC Finco), whose sole member is Texas Transmission Holdings Corporation (TTHC). The address of each of Texas Transmission, TTHC Finco, and TTHC is 1100 North Market Street, 4th Floor, Wilmington, DE 19890. BPC Transmission Trust (BPC Transmission) and Borealis Power Holdings Inc. (Borealis Power) may be deemed, as a result of their ownership of 50.5% of the shares of Class A Common Stock of TTHC (Class A Shares) and 50.5% of the shares of Class B Common Stock of TTHC (Class B Shares), respectively, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that BPC Transmission and Borealis Power, when acting together with Cheyne Walk Investment Pte Ltd (Cheyne Walk), may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. OMERS Administration Corporation (OAC), acting through its infrastructure entity, BPC Penco Corporation (BPC Penco) and BPC Penco’s entity, BPC Health Corporation, beneficially owns BPC Transmission and, therefore, OAC may also be deemed to have beneficial ownership of such LLC Units. Borealis Power and Borealis Infrastructure Health Management Inc. (the trustee of BPC Transmission) are wholly owned by Borealis Infrastructure Corporation and Borealis Management Trust owns 70% of the voting shares of Borealis Infrastructure Corporation. The trustee of Borealis Management Trust is Borealis Infrastructure Holdings Corporation and, therefore, Borealis Infrastructure Holdings Corporation may also be deemed to have beneficial ownership of such LLC Units. The address of OAC is 900-100 Adelaide Street West, Toronto, Ontario, Canada M5H OE2. The address of Borealis Infrastructure Holdings Corporation is 333 Bay Street, Suite 2400, Toronto, Ontario, Canada M5H 2T6. Cheyne Walk may be deemed, as a result of its ownership of 49.5% of each of the Class A Shares and the Class B Shares of TTHC, and certain provisions of TTHC’s Second Amended and Restated Shareholders Agreement (which provide that Cheyne Walk, when acting together with BPC Transmission and Borealis Power, may direct TTHC in certain matters), to have beneficial ownership of the 125,412,500 LLC Units owned by Texas Transmission. Cheyne Walk shares the power to vote and the power to dispose of 49.5% of each of the Class A Shares and the Class B Shares of TTHC with GIC Special Investments Pte Ltd (GICSI) and GIC Private Limited (GICPL), both of which are private limited companies incorporated in Singapore. GICSI is wholly owned by GICPL, and is the private equity and infrastructure investment arm of GICPL. GICPL is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of the LLC Units held by Texas Transmission. The address of each of Cheyne Walk, GICSI and GICPL is 168 Robinson Road, #37-01, Capital Tower, Singapore 068912.

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

Related Party Transactions

Operation Agreement With Sharyland

Pursuant to the PUCT order in Docket No. 48929 relating to Oncor’s 2019 acquisition of InfraREIT, Inc., we entered into an operation agreement with Sharyland pursuant to which we provide certain operation services to them at cost with no markup or profit. We provided Sharyland with approximately $771,000 worth of services pursuant to this agreement in 2025. Sempra holds an indirect 50% interest in Sharyland Holdings, L.P., the parent of Sharyland.

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

At December 31, 2025, we had $17 million net receivable from members under the agreement. It consisted of a current federal income taxes receivable totaling $48 million ($38 million receivable from Sempra and $10 million receivable from Texas Transmission), partially offset by Texas margin tax payable to Sempra totaling $31 million.

We made in lieu of income tax payments of $31 million in Texas margin tax-related payments to Sempra in the year ended December 31, 2025.

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

Contract for Services with James A. Greer

Effective February 23, 2026, we entered into a Contract for Services with James A. Greer, who retired as our Executive Vice President and Chief Operating Officer, a position he held through December 31, 2025. For additional information regarding the Contract for Services, see “Item 9B. Other Information.”

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

Our board of directors considers which of its members qualify as Disinterested Directors annually, in part by reviewing relevant relationships with organizations with which our directors are affiliated. Our board of directors has determined that each of Messrs. Berg, Mack, Saenz and Walker and Mses. Johnson, Keliher and Rodriguez qualify as both independent directors under the NYSE independence standards and as Disinterested Directors under the standards in our LLC Agreement.

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

Our board of directors has designated an Audit Committee, Finance Committee, Governance and Sustainability Committee and O&C Committee to exercise certain powers and authorities of the board of the directors. Members of these committees are not required by our LLC Agreement or board of directors to meet any independence standards. Mr. Shapard, who serves on our board of directors as an Oncor Officer Director, has served as chair of the Finance Committee since its inception in February 2025. Mr. Zucchet, who was designated to serve on our board of directors by Texas Transmission in November 2008, has served on the O&C Committee since May 2010, the Governance and Sustainability

Committee since February 2011, and the Finance Committee since February 2025. Ms. Newell, who was designated to serve on our board of directors by Texas Transmission in July 2019, has served on the Audit Committee since such date and the Finance Committee since February 2025. Mr. Martin, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in March 2018, has served on the O&C Committee since April 2020. Mr. Bird, who was designated to serve on our board of directors by Sempra (through Oncor Holdings) in January 2024, has served on the Audit Committee and the Governance and Sustainability Committee since January 2024 and the Finance Committee since February 2025. None of Messrs. Bird, Martin, Shapard or Zucchet or Ms. Newell qualifies as independent under the NYSE independence standards or as a Disinterested Director for purposes of our LLC Agreement.

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

Our Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2025 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were pre-approved by our Audit Committee.

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

	Years Ended December 31,
	2025	2024
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$3,900,500	$3,786,500
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards. (a)	113,500	32,500
Tax Fees. Fees for tax compliance, tax planning and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	-	-
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, and litigation and base rate review proceeding assistance.	-	-
Total	$4,014,000	$3,819,000

________________

(a)For the years ended December 31, 2025 and December 31, 2024, the amounts represent fees paid in each year in connection with the audit of Oncor’s employee political action committees. For the year ended December 31, 2025, the amount also includes fees paid in connection with the independent auditor’s report issued by Deloitte & Touche with Oncor’s eligible green projects spend report relating to the 3.50% Senior Secured Notes due 2031. For the years ended December 31, 2025 and December 31, 2024, the amounts exclude approximately $13,000 in fees for each year related to the annual audit of the Oncor Cares Foundation, a 501(c)(3) foundation established by Oncor in 2020 (Oncor Cares Foundation). Oncor Cares Foundation’s audit fees are billed by Deloitte & Touche to the Oncor Cares Foundation and paid by Oncor as a charitable contribution to the Oncor Cares Foundation.

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

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(b)	001-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated as of October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(c)	333-100240 Form 10-Q (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(d)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated as of May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Secured Notes due 2032.
4(e)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated as of December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.
4(f)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York, as Trustee.
4(g)	333-100240 Form 10-Q (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated as of May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.
4(h)	333-100240 Form 8-K (filed September 9, 2008)	4.1	—

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

4(y)	333-100240 Form 8-K (filed November 13, 2023)	4.1	—	Officer's Certificate, dated November 13, 2023, establishing the terms of Oncor Electric Delivery Company LLC's 5.65% Senior Secured Notes due 2033.

4(z)	333-100240 Form 8-K (filed May 21, 2024)	4.1	—	Officer’s Certificate, dated May 21, 2024, establishing the term of Oncor Electric Delivery Company LLC’s 3.50% Senior Secured Notes due 2031.
4(aa)	333-100240 Form 8-K (filed June 21, 2024)	4.1	—	Officer’s Certificate, dated June 21, 2024, establishing the terms of Oncor Electric Delivery Company LLC’s 5.55% Senior Secured Notes due 2054.
4(ab)	333-100240 Form 8-K (filed November 15, 2024)	4.1	—	Officer’s Certificate, dated November 13, 2024, establishing the terms of Oncor Electric Delivery Company LLC’s 4.65% Senior Secured Notes due 2029.
4(ac)	333-100240 Form 8-K (filed January 16, 2025)	4.1	—	Officer’s Certificate, dated January 14, 2025, providing for Oncor Electric Delivery Company LLC’s additional 4.65% Senior Secured Notes due 2029.
4(ad)	333-100240 Form 8-K (filed March 21, 2025)	4.1	—

Officer’s Certificate, dated March 20, 2025, establishing the terms of Oncor Electric Delivery Company LLC’s 4.50% Senior Secured Notes due 2027, 5.35% Senior Secured Notes due 2035 and 5.80% Senior Secured Notes due 2055.

4(ae)	333-100240 Form 8-K (filed June 23, 2025)	4.1	—	Officer’s Certificate, dated June 16, 2025, establishing the terms of Oncor Electric Delivery Company LLC’s 3.625% Senior Secured Notes due 2034.
4(af)	333-100240 Form 8-K (filed September 29, 2025)	4.1	—	Officer’s Certificate, dated September 26, 2025, establishing the terms of Oncor Electric Delivery Company LLC’s 4.20% Senior Secured Notes due 2035.
4(ag)	333-100240 Form 10-Q (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated as of May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.
4(ah)	333-100240 Form 10-K (filed March 3, 2009)	4(n)	—

First Amendment to Deed of Trust, dated as of March 2, 2009, between Oncor Electric Delivery Company LLC, as Grantor, and The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(ai)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon (formerly The Bank of New York), as Collateral Agent.

4(aj)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—

Third Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of November 10, 2011, between Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York Mellon Trust Company, N.A. (as successor to the Bank of New York Mellon, formerly The Bank of New York), as Collateral Agent.

4(ak)	333-100240 Form 10-Q (filed November 6, 2008)	4(c)	—

Investor Rights Agreement, dated as of November 5, 2008, among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(al)	333-100240 Form 10-Q (filed November 6, 2008)	4(d)	—

Registration Rights Agreement, dated as of November 5, 2008, among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Energy Future Holdings Corp. and Texas Transmission Investment LLC.

4(am)	333-100240 Form 8-K (filed January 16, 2025)	4.2	—

Registration Rights Agreement, dated January 14, 2025, among Oncor Electric Delivery Company LLC and the initial purchaser of Oncor Electric Delivery Company LLC’s additional 4.65% Senior Secured Notes due 2029.

4(an)	333-100240 Form 8-K (filed March 21, 2025)	4.2	—

Registration Rights Agreement, dated March 20, 2025, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC’s 4.50% Senior Secured Notes due 2027, 5.35% Senior Secured Notes due 2035, and 5.80% Senior Secured Notes due 2055.

10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 8-K/A (filed October 7, 2013)	10.1	—	Form of Director and Officer Indemnification Agreement.
10(b)	333-100240 Form 10-Q (filed August 1, 2014)	10(a)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Severance Plan and Summary Plan Description.
10(c)	333-100240 Form 10-Q (filed May 8, 2025)	10(d)	—	Oncor Electric Delivery Company LLC Supplemental Retirement Plan, as amended and restated effective as of January 1, 2025.
10(d)	333-100240 Form 10-K (filed February 25, 2022)	10(g)	—	Oncor Electric Delivery Company LLC Amended and Restated Executive Change in Control Policy.
10(e)	333-100240 Form 8-K (filed February 25, 2022)	10.1	—	Oncor Electric Delivery Company LLC Amended and Restated Salary Deferral Program.
10(f)	333-100240 Form 10-K (filed February 28, 2023)	10(j)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan effective as of December 31, 2022 through December 31, 2023.
10(g)	333-100240 Form 8-K (filed February 24, 2020)	10(b)	—	Oncor Electric Delivery Company LLC Form of Long-Term Incentive Plan Award Agreement for performance periods beginning on or after January 1, 2020through December 31, 2023.
10(h)	333-100240 Form 8-K (filed February 21, 2024)	10(b)	—	Oncor Electric Delivery Company LLC Tenth Amended and Restated Executive Annual Incentive Plan, effective as of January 1, 2024.
10(i)	333-100240 Form 8-K (filed February 21, 2024)	10(c)	—	Oncor Electric Delivery Company LLC Amended and Restated Long-Term Incentive Plan effective as of January 1, 2024.
10(j)			—	Contract for Services, effective as of February 23, 2026, between Oncor Electric Delivery Company LLC and James A. Greer.
Credit Agreements
10(k)	333-100240 Form 8-K (filed February 25, 2025)	10.1	—

Amended and Restated Revolving Credit Agreement, dated as of February 20, 2025, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as swingline lender, the fronting banks from time to time party thereto and the other financial institutions party thereto.

10(l)			—

First Amendment to Amended and Restated Revolving Credit Agreement, dated as of February 20, 2026, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Changes Bank, N.A., as administrative agent for the lenders and as swingline lender, the fronting banks from time to time party thereto and the other financial institutions party thereto.

10(m)	333-100240 Form 8-K (filed February 21, 2024)	10(a)	—

Revolving Credit Agreement, dated as of February 21, 2024, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

10(n)	333-100240 Form 8-K (filed February 25, 2025)	10.2	—

Revolving Credit Agreement, dated as of February 20, 2025, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders and as swingline lender and the other financial institutions party thereto.

10(o)			—

First Amendment to Revolving Credit Agreement, dated as of February 20, 2026, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders and as swingline lender and the other financial institutions party thereto.

10(p)	333-100240 Form 8-K (filed December 30, 2025	10.1	—

Term Loan Credit Agreement, dated as of December 23, 2025, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders.

	Other Material Contracts
10(q)	333-100240 Form 10-Q (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(r)	333-100240 Form 8-K (filed March 26, 2018)	10.1	—	Form of Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(s)	333-100240 Form 8-K (filed November 10, 2022)	10.1	—	Form of Amendment No. 1 to Commercial Paper Dealer Agreement between Oncor Electric Delivery Company LLC, as Issuer, and the Dealer.
10(t)	333-100240 Form 8-K (filed April 28, 2023)	10.1	—

Receivables Financing Agreement, dated as of April 28, 2023, among Oncor Receivables LLC, as borrower, the persons from time to time party thereto, as lenders and as group agents, MUFG Bank, LTD., as administrative agent, and Oncor Electric Delivery Company LLC, as initial servicer.

10(u)	333-100240 Form 8-K (filed April 30, 2024)	10.1	—

Amendment No. 1 to Receivables Financing Agreement, dated April 26, 2024, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents from time to time party thereto.

10(v)	333-100240 Form 8-K (filed May 8, 2025)	10.1	—

Amendment No. 2 to Receivables Financing Agreement, dated as of May 5, 2025, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents party thereto.

10(w)	333-100240 Form 8-K (filed April 28, 2023)	10.2	—	Purchase and Sale Agreement, dated as of April 28, 2023, among Oncor Electric Delivery Company LLC, as servicer, the originators from time to time party thereto, and Oncor Receivables LLC, as buyer.
10(x)	333-100240 Form 8-K (filed May 8, 2025)	10.2	—	Amendment No. 1 to Purchase and Sale Agreement, dated as of May 5, 2025, among Oncor Electric Delivery Company LLC and Oncor Receivables LLC.
10(y)	333-100240 Form 8-K (filed May 7, 2019)	10.2	—

Note Purchase Agreement, dated May 6, 2019, between Oncor Electric Delivery Company LLC and the purchasers listed therein for Oncor Electric Delivery Company LLC’s 3.86% Senior Secured Notes, Series A, due December 3, 2025 and 3.86% Senior Secured Notes, Series B, due January 14, 2026.

10(z)	333-100240 Form 8-K (filed March 29, 2023)	10.1	—

Note Purchase Agreement, dated as of March 29, 2023, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.50% Senior Secured Notes, Series C, due May 1, 2026, 5.34% Senior Secured Notes, Series D, due May 1, 2031 and 5.45% Senior Secured Notes, Series E, due May 1, 2036.

10(aa)	333-100240 Form 8-K (filed April 2, 2024)	10.1	—

Note Purchase Agreement, dated as of March 27, 2024, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.00% Senior Secured Notes, Series F, due May 1, 2029 and 5.49% Senior Secured Notes, Series G, due May 1, 2054.

10(ab)	333-100240 Form 8-K (filed February 4, 2025)	10.1	—

Note Purchase Agreement, dated as of January 30, 2025, between Oncor Electric Delivery Company LLC and the purchasers named therein for Oncor Electric Delivery Company LLC’s 5.15% Senior Secured Notes, Series H, due May 1, 2029 and 5.59% Senior Secured Notes, Series I, due May 1, 2034.

19	Insider Trading Policies and Procedures.
19(a)	333-100240 Form 10-K (filed February 25, 2025)	19(a)	—	Oncor Electric Delivery Company LLC’s Transactions in Company and Affiliate Securities Policy

21	Subsidiaries of the Registrant.
21(a)	333-100240 Form 10-K (filed February 25, 2025)	21(a)	—	Subsidiaries of Oncor Electric Delivery Company LLC.

31	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Don J. Clevenger, executive vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.
32(a)			—	Certification of E. Allen Nye Jr., chief executive of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Don J. Clevenger, executive vice president and chief financial officer of Oncor Electric Delivery Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Additional Exhibits.
99(a)	333-100240 Form 10-K (filed February 26, 2019)	99(c)	—	PUCT Final Order in Docket No. 47675, dated as of March 8, 2018.

101	Interactive Data File.
101.INS			—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH			—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB			—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

* Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

00
ONCOR ELECTRIC DELIVERY COMPANY LLC

Date: February 26, 2026
By /s/ E. ALLEN NYE, JR.
(E. Allen Nye, Jr., Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date
/s/	E. ALLEN NYE, JR.	Principal Executive	February 26, 2026
	(E. Allen Nye, Jr.)	Officer and Director

/s/	DON J. CLEVENGER	Principal Financial Officer	February 26, 2026
(Don J. Clevenger)

/s/	W. ALAN LEDBETTER	Principal Accounting Officer	February 26, 2026
(W. Alan Ledbetter)

/s/	ROBERT S. SHAPARD	Chairman of the Board	February 26, 2026
(Robert S. Shapard)

/s/	MARK S. BERG	Director	February 26, 2026
(Mark S. Berg)

/s/	JUSTIN C. BIRD	Director	February 26, 2026
(Justin C. Bird)

/s/	DEBRA HUNTER JOHNSON	Director	February 26, 2026
(Debra Hunter Johnson)

/s/	MARGARET S. C. KELIHER	Director	February 26, 2026
(Margaret S. C. Keliher)

/s/	TIMOTHY A. MACK	Director	February 26, 2026
(Timothy A. Mack)

/s/	J. WALKER MARTIN	Director	February 26, 2026
(J. Walker Martin)

/s/	HELEN M. NEWELL	Director	February 26, 2026
(Helen M. Newell)

/s/	ALICE L. RODRIGUEZ	Director	February 26, 2026
(Alice L. Rodriguez)

/s/	LUIS J. SAENZ	Director	February 26, 2026
(Luis J. Saenz)

/s/	W. KELVIN WALKER	Director	February 26, 2026
(W. Kelvin Walker)

/s/	STEVEN J. ZUCCHET	Director	February 26, 2026
(Steven J. Zucchet)

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Oncor Electric Delivery Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.