Form 10-Q
period 2026-03-31
ONCOR ELECTRIC DELIVERY CO LLC
filed 2026-05-07
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Yes ☐ No ☒

As of May 7, 2026, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

2025 Form 10-K	Oncor’s annual report on Form 10-K for the year ended December 31, 2025
2031 Euro Notes	Refers to the €500 million aggregate principal amount of euro-denominated senior secured notes due May 15, 2031, which were issued by Oncor in May 2024
2034 Euro Notes	Refers to the €700 million aggregate principal amount of euro-denominated senior secured notes due June 15, 2034, which were issued by Oncor in June 2025
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
AR Facility

Refers to the accounts receivable facility entered into by Oncor on April 28, 2023, providing for the contribution of certain accounts receivable and certain other related rights to Receivables LLC, which, in turn, obtains loans secured by the receivables from various third-party lenders, as amended, maturing on May 4, 2029

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

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
Euro Notes	Refers to the 2031 Euro Notes and the 2034 Euro Notes
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kV	Kilovolts
kW	kilowatt
kWh	Kilowatt-hours
LC&I	Large Commercial & Industrial
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)
NERC	North American Electric Reliability Corporation
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, which is the direct majority owner (80.25% equity interest) of Oncor and is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
OPEB Plans

Refers to plans sponsored by Oncor that offer certain postretirement health care and life insurance benefits to eligible current and former employees of Oncor and certain former affiliated companies and their eligible dependents

PBRP	Refers to the Permian Basin Reliability Plan developed by ERCOT and approved by the PUCT in 2025 in PUCT Docket No. 55718
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act, as amended
Receivables LLC	Oncor Receivables LLC, a bankruptcy-remote special purpose entity and a wholly-owned subsidiary of Oncor
REP	Retail electric provider
S&P	S&P Global Ratings, a division of S&P Global Inc. (a credit rating agency)
Sempra	Sempra, a California corporation
Sempra Order	Refers to the final order issued by the PUCT in 2018 in PUCT Docket No. 47675 approving Sempra’s indirect acquisition of Oncor Holdings
Sharyland	Sharyland Utilities, L.L.C.
SOFR	Refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
SOFR Adjustment	Refers to an adjustment of +0.10% to term SOFR
SRP	Refers to Oncor’s system resiliency plan to enhance the resiliency of its transmission and distribution system, which plan was approved by the PUCT in 2024 in PUCT Docket No. 56545
STEP	Refers to the Texas 765-kV Strategic Transmission Expansion Plan developed by ERCOT, which includes the PBRP, as well as additional transmission projects outside of the Permian Basin
STH	Sempra Texas Holdings Corp., a Texas corporation, which is wholly owned by Sempra and the direct parent of STIH
STIH	Sempra Texas Intermediate Holding Company LLC, a Delaware limited liability company, which is a wholly owned, indirect subsidiary of Sempra and the sole member of Oncor Holdings
Supplemental Retirement Plan	Refers to the Oncor Supplemental Retirement Plan, as amended
TCEQ	Texas Commission on Environmental Quality
TCOS	Transmission cost of service
TCRF	Transmission cost recovery factor
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(U.S. dollars in millions)
Operating revenues (Note 3)	$1,724	$1,548
Operating expenses:
Wholesale transmission service	381	353
Operation and maintenance	403	370
Depreciation and amortization	328	287
Provision in lieu of income taxes (Note 9)	46	39
Taxes other than amounts related to income taxes	160	147
Total operating expenses	1,318	1,196
Operating income	406	352
Other (income) and deductions – net (Note 12)	(33)	(13)
Non-operating benefit in lieu of income taxes	-	(1)
Interest expense and related charges (Note 12)	227	185
Net income	$212	$181

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31, 2026 and 2025
	Pre-Tax Amount	Income Tax (Expense) Benefit	Net-of-Tax Amount
	(U.S. dollars in millions)
2026
Net income	$258	$(46)	$212
Other comprehensive (loss) income:
Fair value hedges	(3)	1	(2)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(2)	1	(1)
Comprehensive income	$256	$(45)	$211

2025
Net income	$219	$(38)	$181
Other comprehensive (loss) income:
Cash flow hedges	(14)	3	(11)
Fair value hedges	(15)	3	(12)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(28)	6	(22)
Comprehensive income	$191	$(32)	$159

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$212	$181
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	369	328
Provision in lieu of deferred income taxes – net	38	30
Changes in operating assets and liabilities:
Accounts receivable	7	(2)
Inventories	(69)	(18)
Accounts payable – trade	42	(7)
Regulatory assets – recoverable SRP (Note 2)	(51)	(27)
Regulatory assets – recoverable UTM (Note 2)	(98)	-
Regulatory assets – self-insurance reserve costs incurred (Note 2)	(67)	(66)
Regulatory under/over recoveries – net (Note 2)	(3)	34
Customer deposits	202	(17)
Pension and OPEB Plans	(21)	(120)
Accrued interest	96	70
Other – assets	(1)	(28)
Other – liabilities	(119)	(164)
Cash provided by operating activities	537	194
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	1,600	2,300
Repayments of senior secured notes (Note 5)	(38)	(350)
Borrowings under term loan credit agreement	475	-
Repayments under term loan credit agreement	(775)	-
Borrowings under AR Facility (Note 5)	150	300
Repayments under AR Facility (Note 5)	(475)	(300)
Payment for senior secured notes extinguishment (Note 5)	-	(441)
Net change in short-term borrowings (Note 4)	-	(594)
Capital contributions from members (Note 7)	1,091	605
Distributions to members (Note 7)	(286)	(177)
Debt discount, premium, financing and reacquisition costs – net	(21)	(26)
Cash provided by financing activities	1,721	1,317
Cash flows – investing activities:
Capital expenditures	(2,051)	(1,356)
Other – net	20	13
Cash used in investing activities	(2,031)	(1,343)
Net change in cash, cash equivalents and restricted cash	227	168
Cash, cash equivalents and restricted cash – beginning balance	719	262
Cash, cash equivalents and restricted cash – ending balance	$946	$430

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2026	2025
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$107	$87
Restricted cash, current (Note 1)	11	11
Accounts receivable – net (Note 12)	1,048	1,048
Amounts receivable from members related to income taxes (Note 9)	5	48
Materials and supplies inventories – at average cost	760	690
Prepayments and other current assets (Note 12)	132	140
Total current assets	2,063	2,024
Restricted cash, noncurrent (Note 1)	828	621
Investments and other property (Note 12)	202	203
Property, plant and equipment – net (Note 12)	39,438	37,834
Goodwill (Notes 1 and 12)	4,740	4,740
Regulatory assets (Note 2)	2,220	2,049
Right-of-use operating lease assets	305	265
Other noncurrent assets (Note 12)	50	59
Total assets	$49,846	$47,795
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Accounts payable – trade	$1,339	$1,332
Amounts payable to members related to income taxes (Note 9)	39	31
Accrued taxes other than amounts related to income	126	296
Accrued interest	312	216
Long-term debt, current (Note 5)	305	-
Operating lease and other current liabilities (Note 6)	354	409
Total current liabilities	2,475	2,284
Long-term debt, noncurrent (Note 5)	19,633	19,043
Liability in lieu of deferred income taxes (Note 9)	2,902	2,841
Regulatory liabilities (Note 2)	2,986	3,034
Employee benefit plan obligations (Note 8)	1,237	1,275
Operating lease obligations	271	239
Other noncurrent obligations (Note 12)	958	711
Total liabilities	30,462	29,427
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at March 31, 2026 and December 31, 2025 – 635,000,000	19,613	18,596
Accumulated other comprehensive loss	(229)	(228)
Total membership interests	19,384	18,368
Total liabilities and membership interests	$49,846	$47,795

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

Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our 2025 Form 10-K. In the opinion of Oncor’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been made. All appropriate intercompany items and transactions have been eliminated in consolidation. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality and other factors.

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

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At March 31, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At March 31,	At December 31,
	2026	2025
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$107	$87
Restricted cash, current (a)	11	11
Restricted cash, noncurrent (a)	828	621
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$946	$719

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

Accounting Standards Updates (ASU)

ASU 2024-03 Disaggregation of Income Statement Expenses (ASC 220)

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. This ASU adds ASC 220-40 to require a footnote disclosure in tabular presentation about specific expenses by requiring disaggregation of each relevant expense caption on the face of the income statement, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may adopt the standard on either a prospective or retrospective basis. We intend to adopt the standard on January 1, 2027 on a prospective basis.

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

2. REGULATORY MATTERS

Regulatory Proceedings

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306)

In June 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in our service territory that have retained original jurisdiction over rates. In January 2026, we filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding.

The PUCT issued an order approving the terms of the rate case settlement on April 17, 2026, with the new rates implementing the terms of the order to take effect on June 1, 2026. The order provides for an annual revenue requirement of approximately $6.97 billion, representing an increase of $560 million, or 8.7%, over our adjusted annualized revenues provided in the rate application. Moreover, the order also provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized return on equity of 9.75%, and an authorized cost of debt of 4.94%. In addition, the order provides for (i) a self-insurance reserve with an annual accrual amount in rates of $200 million for storm costs and other self-insured losses, an increase from the $122 million self-insurance reserve annual accrual amount currently recovered in rates, as well as (ii) a five-year amortization period for applicable regulatory assets and liabilities, excluding rate case expenses, year-end 2024 deferred SRP costs, and excess accumulated deferred income taxes.

We are permitted to surcharge the difference between the new billing rates and our current rates for the period from January 1, 2026 to June 1, 2026, the effective date of the new rates. The order in the comprehensive base rate review requires that the surcharge be filed in a separate PUCT docket and recovered during 2026.

Capital Tracker Filings

PUCT rules allow for interim rate adjustments for capital trackers that allow utilities to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. We can request capital tracker interim rate adjustments each year through the filing of either (i) until 2035, a single UTM application (subject to meeting annual eligibility requirements) or (ii) up to two TCOS capital tracker applications to reflect changes in transmission-related capital investments and up to two DCRF capital tracker applications to reflect changes in distribution-related capital investments. The UTM allows qualifying electric utilities to (i) apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments, as an alternative to separate DCRF and TCOS capital tracker filings, and (ii) defer to a regulatory asset costs associated with UTM eligible capital investments. Qualifying electric utilities consist of utilities that (i) operate solely inside ERCOT, (ii) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of the PBRP, and (iii) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation.

UTM

On April 22, 2026, we filed our first UTM application with the PUCT (PUCT Docket No. 59249) to include in rates approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. The application requests an interim DCRF rate adjustment, an interim TCOS rate adjustment, and an interim TCRF rate adjustment. The UTM application is subject to PUCT review and approval.

In anticipation of filing our second UTM application in 2027, we recorded $98 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments not presently in rates and recognized a corresponding $98 million in other regulated revenues in the three months ended March 31, 2026. The regulatory asset deferrals related to UTM-eligible capital investments exclude a portion of the revenue requirement that has not yet been recognized. These additional amounts are expected to be included and recovered through future UTM applications. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the UTM.

As our pending UTM application requests recovery of costs related to eligible capital investments in 2025, we anticipate our next UTM application will include deferred costs related to those 2025 investments from January 1 2026 through the effective date of new rates established in Docket No. 59249. As a result, we continue to record regulatory assets and recognize corresponding revenues related to those investments.

SRP (PUCT Docket No. 56545)

In November 2024, the PUCT approved our SRP (PUCT Docket No. 56545), which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The SRP provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated SRP for a future period beginning with 2028 or (ii) included in any subsequent update to the SRP as part of that updated SRP’s first year of spend. We began implementing the approved plan in the fourth quarter of 2024, and are recognizing the recoverable distribution-related operation and maintenance expenses, depreciation expenses, debt carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim rate adjustments or base rate proceedings. For the three months ended March 31, 2026, and 2025, respectively, we recorded $51 million and $27 million in regulatory assets for distribution-related SRP costs and recognized a corresponding $51 million and $27 million in other regulated revenues related to the distribution-related SRP. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the SRP.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at March 31, 2026.

	Remaining Rate Recovery/Amortization Period in Effect
	At March 31, 2026	At March 31, 2026	At December 31, 2025
Regulatory assets:
Employee retirement liability (a)(b)(d)	To be determined	$189	$192
Employee retirement costs being amortized	2 years	24	32
Employee retirement costs incurred since the PUCT Docket No. 53601 comprehensive base rate review period (b)	To be determined	137	131
Self-insurance reserve (primarily storm recovery costs) being amortized	2 years	189	219
Self-insurance reserve costs incurred since the PUCT Docket No. 53601 comprehensive base rate review period (primarily storm related) (b)	To be determined	1,003	936
Debt reacquisition costs	Lives of related debt	2	3
Under-recovered advanced metering system costs being amortized	2 years	26	32
Recoverable SRP (c)	To be determined	234	183
Recoverable UTM (c)	To be determined	202	104
Energy efficiency program performance bonus (a)	Approximately 1 year	24	33
Wholesale distribution substation service costs being amortized	2 years	31	35
Wholesale distribution substation service costs incurred since the PUCT Docket No. 53601 comprehensive base rate review period (b)	To be determined	28	28
Expenses related to Coronavirus Disease 2019 (b)	Various	17	19
Recoverable deferred income taxes	Various	84	76
Uncollectible payments from REPs	Various	6	7
Other regulatory assets	Various	24	19
Total regulatory assets		2,220	2,049

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,614	1,623
Excess deferred taxes	Primarily over lives of related assets	1,166	1,182
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	76	96
Unamortized gain on reacquisition of debt and senior secured notes extinguishment	Lives of related debt	23	23
Employee retirement costs over-recovered being refunded	2 years	14	15
Employee retirement costs over-recovered since the PUCT Docket No. 53601 comprehensive base rate review period (b)	To be determined	92	93
Other regulatory liabilities	Various	1	2
Total regulatory liabilities		2,986	3,034
Net regulatory liabilities		$(766)	$(985)

____________

(a)Not earning a return in the regulatory rate-setting process.

(b)Recovery/refund is specifically approved by the PUCT or authorized by statute, subject to reasonableness review.

(c)The recovery/amortization period is not expected to exceed 18 months following approval of a UTM application by the PUCT, including distribution-related SRP recoverable costs.

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

Other Regulated Revenues

SRP Revenues

SRP revenues are recognized for the recoverable SRP distribution-related operation and maintenance expenses, depreciation expenses, debt carrying costs on unrecovered balances and related taxes that are eligible for future rate recovery. See Note 2 for additional information regarding the SRP.

UTM Revenues

UTM revenues are recognized for certain of the recoverable costs associated with eligible transmission and distribution capital investments and not currently in rates, including depreciation expenses, debt carrying costs on unrecovered balances and related taxes that are eligible for future rate recovery. See Note 2 for additional information regarding the UTM.

Alternative Revenue Program Revenues

(Energy Efficiency Program Performance Bonus Revenues)

The PUCT has implemented an incentive program allowing us to earn energy efficiency program performance bonuses by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related performance bonus revenues are considered alternative revenue program revenues under ASC 980. Annual performance bonuses are generally recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. No revenue related to an alternative revenue program was recorded in the three months ended March 31, 2026 and 2025.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended March 31,
	2026	2025
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)	$353	$375
LC&I (b)	344	332
Other (c)	31	30
Total distribution base revenues	728	737
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	280	253
Billed to REPs serving Oncor distribution customers, through TCRF	154	140
Total TCOS revenues	434	393
Other miscellaneous revenues	22	23
Total revenues from contracts with customers	1,184	1,153
Other regulated revenues
SRP revenues (d)	51	27
UTM revenues (e)	98	-
Total other regulated revenues	149	27
Total revenues contributing to earnings	1,333	1,180

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	381	353
EECRF and other revenues	10	15
Total revenues collected for pass-through expenses	391	368
Total operating revenues	$1,724	$1,548

__________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from LC&I customers are generally based either on actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

(d)Includes revenues recognized for recoverable costs associated with distribution-related SRP, including operation and maintenance expenses, depreciation expenses, debt carrying costs on unrecovered balances and related taxes.

(e)Includes revenues recognized for recoverable costs associated with UTM eligible transmission and distribution capital investments during 2025 and the three months ended March 31, 2026, including depreciation expenses, debt carrying costs on unrecovered balances and related taxes.

Customers

At March 31, 2026, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our wholesale transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally-owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 24% and 20%, respectively, of our total operating revenues for the three months ended

March 31, 2026, and 27% and 23%, respectively, of our total operating revenues for the three months ended March 31, 2025. No other customer represented more than 10% of our total operating revenues during such periods.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused borrowing capacity under the $2B Credit Facility and CP Program at March 31, 2026 and December 31, 2025:

	At March 31,	At December 31,
	2026	2025
$2B Credit Facility borrowing capacity	$2,000	$2,000
Less:
$2B Credit Facility outstanding borrowings	-	-
CP Notes outstanding	-	-
Total available unused short-term borrowing capacity	$2,000	$2,000

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

5. LONG-TERM DEBT

Our long-term debt instruments consist of U.S. dollar-denominated, euro-denominated and Canadian dollar-denominated fixed rate senior secured notes, variable rate senior secured debt under the AR Facility, and variable rate senior unsecured debt under the $1B Credit Facility, the $500M Credit Facility, and the Term Loan Credit Agreement.

The following table is a summary of our outstanding long-term debt at March 31, 2026 and December 31, 2025:

	At March 31,	At December 31,
	2026	2025
Fixed Rate Senior Secured Notes (a):
Total U.S. dollar-denominated fixed rate senior secured notes (b)	$17,283	$15,721
Euro-denominated fixed rate senior secured notes:
3.50% Senior Secured Notes due May 15, 2031 measured at issuance (c)	542	542
3.625% Senior Secured Notes due June 15, 2034 measured at issuance (d)	805	805
Euro Notes remeasurement adjustments (e)	39	62
Total euro-denominated fixed rate senior secured notes	1,386	1,409
Canadian dollar-denominated fixed rate senior secured notes:
4.20% Senior Secured Notes due October 1, 2035 measured at issuance (f)	361	361
CAD Notes remeasurement adjustments (g)	(2)	3
Total Canadian dollar-denominated fixed rate senior secured notes	359	364
Total fixed rate senior secured notes	19,028	17,494

Variable Rate Senior Secured Debt:
AR Facility due May 4, 2029 (h)	-	325
Variable Rate Senior Unsecured Debt:
$500M Credit Facility due February 21, 2027	480	480
Term Loan Credit Agreement due March 1, 2027	625	925
Total variable rate senior debt	1,105	1,730

Total long-term debt	20,133	19,224
Unamortized discount, premium and debt issuance costs	(195)	(181)
Total carrying amount of debt	19,938	19,043
Less long-term debt, current (i)	(305)	-
Total carrying amount of long-term debt, noncurrent	$19,633	$19,043

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

(e)The remeasurement of the Euro Notes at March 31, 2026, was calculated based on the exchange rate of €1.00 to $1.1553. The remeasurement at December 31, 2025 was calculated based on the exchange rate of €1.00 to $1.1739.

(f)In September 2025, we issued the CAD Notes. Our Canadian dollar-denominated fixed rate payment obligations under the CAD Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the CAD Notes that are due in Canadian dollars. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the CAD Notes at maturity will be $361 million, and the all-in U.S. dollar fixed rate coupon on the CAD Notes is 5.022%.

(g)The remeasurement of the CAD Notes at March 31, 2026, was calculated based on the exchange rate of C$1.00 to $0.7186. The remeasurement at December 31, 2025 was calculated based on the exchange rate of C$1.00 to $0.7287.

(h)On May 5, 2026, the AR Facility was amended to, among other things, extend the scheduled termination date to May 4, 2029 from April 28, 2028.

(i)At March 31, 2026, the aggregate principal amounts outstanding under (i) the 5.50% Senior Secured Notes, Series C, due May 1, 2026, (ii) the 4.50% Senior Secured Notes due March 20, 2027, (iii) the $500M Credit Facility, and (iv) the Term Loan Credit Agreement are due within the next 12 months. At March 31, 2026, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligations through the then-available capacity of the AR Facility and the $1B Credit Facility resulted in $1.5 billion of the debt balance being classified as long-term debt, noncurrent, and the remaining $305 million of the debt balance being classified as long-term debt, current.

At March 31, 2026 and December 31, 2025, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At March 31,	At December 31,
	2026	2025
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
3.86% Senior Secured Notes, Series B, due January 14, 2026	$-	$38
5.50% Senior Secured Notes, Series C, due May 1, 2026 (a)	200	200
4.50% Senior Secured Notes due March 20, 2027	500	500
4.30% Senior Secured Notes due May 15, 2028	600	600
3.70% Senior Secured Notes due November 15, 2028	650	650
5.75% Senior Secured Notes due March 15, 2029	318	318
5.00% Senior Secured Notes, Series F, due May 1, 2029	100	100
5.15% Senior Secured Notes, Series H, due May 1, 2029	250	250
4.65% Senior Secured Notes due November 1, 2029	650	650
2.75% Senior Secured Notes due May 15, 2030	700	700
4.50% Senior Secured Notes due March 15, 2031	750	-
5.34% Senior Secured Notes, Series D, due May 1, 2031	100	100
7.00% Senior Secured Notes due May 1, 2032	494	494
4.15% Senior Secured Notes due June 1, 2032	400	400
4.55% Senior Secured Notes due September 15, 2032	700	700
7.25% Senior Secured Notes due January 15, 2033	323	323
5.65% Senior Secured Notes due November 15, 2033	800	800
5.59% Senior Secured Notes, Series I, due May 1, 2034	150	150
5.35% Senior Secured Notes due April 1, 2035	650	650
5.45% Senior Secured Notes, Series E, due May 1, 2036	100	100
7.50% Senior Secured Notes due September 1, 2038	300	300
5.25% Senior Secured Notes due September 30, 2040	475	475
4.55% Senior Secured Notes due December 1, 2041	400	400
5.30% Senior Secured Notes due June 1, 2042	348	348
3.75% Senior Secured Notes due April 1, 2045	550	550
3.80% Senior Secured Notes due September 30, 2047	325	325
4.10% Senior Secured Notes due November 15, 2048	450	450
3.80% Senior Secured Notes due June 1, 2049	500	500
3.10% Senior Secured Notes due September 15, 2049	700	700
3.70% Senior Secured Notes due May 15, 2050	400	400
2.70% Senior Secured Notes due November 15, 2051	500	500
4.60% Senior Secured Notes due June 1, 2052	400	400
4.95% Senior Secured Notes due September 15, 2052	900	900
5.35% Senior Secured Notes due October 1, 2052	300	300
5.49% Senior Secured Notes, Series G, due May 1, 2054	50	50
5.55% Senior Secured Notes due June 15, 2054	750	750
5.80% Senior Secured Notes due April 1, 2055	650	650
5.90% Senior Secured Notes due March 15, 2056	850	-
Total U.S. dollar-denominated fixed rate senior secured notes	$17,283	$15,721

___________

(a)On May 1, 2026, we repaid in full at maturity the entire $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026.

Senior Secured Notes Activities

Senior Secured Notes Issuances

Issuance of Senior Secured Notes Under Indenture (2031 Notes/2056 Notes)

On March 17, 2026, we issued (i) $750 million aggregate principal amount of our 4.50% Senior Secured Notes due 2031 (2031 Notes), and (ii) $850 million aggregate principal amount of our 5.90% Senior Secured Notes due 2056 (2056 Notes, and together with the 2031 Notes, the Notes Issued March 2026). The Notes Issued March 2026 were issued under one of our existing indentures and are secured pursuant to the Deed of Trust.

The 2031 Notes and the 2056 Notes bear interest at the rate of 4.50% and 5.90% per annum, respectively. Interest on the 2031 Notes and the 2056 Notes accrued from March 17, 2026 and is payable semi-annually in arrears on March 15 and September 15 of each year, and at maturity, beginning on September 15, 2026. The 2031 Notes and the 2056 Notes mature on March 15, 2031 and March 15, 2056, respectively. At any time prior to February 15, 2031, in the case of the 2031 Notes and September 15, 2055, in the case of the 2056 Notes, we may redeem such notes in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. At any time on or after February 15, 2031, in the case of the 2031 Notes and September 15, 2055, in the case of the 2056 Notes, we may redeem such notes, in whole or in part, at 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to but excluding the date fixed for redemption.

Senior Secured Notes Repayment

On January 14, 2026, we repaid in full at maturity the $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026.

On May 1, 2026, we repaid in full at maturity the $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026.

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

Long-Term Revolving Facilities

Our long-term revolving borrowing capacity includes the borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility. The following table reflects available long-term borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility at March 31, 2026 and December 31, 2025:

	At March 31,	At December 31,
	2026	2025
Available unused borrowing capacity under AR Facility (a)	$500	$175
Available unused borrowing capacity under the $500M Credit Facility (b)	20	20
Available unused borrowing capacity under the $1B Credit Facility	1,000	1,000
Total available unused long-term borrowing capacity	$1,520	$1,195

___________

(a)On May 5, 2026, the AR Facility was amended to, among other things, increase the facility limit to $600 million from $500 million.

(b)All the borrowings under the $500M Credit Facility have a maturity date of February 21, 2027.

AR Facility

In April 2023, we and our bankruptcy-remote special purpose entity Receivables LLC, a wholly owned subsidiary of Oncor, established the AR Facility, a revolving accounts receivable securitization facility. Under the terms of the AR Facility, Oncor sells or contributes all of its existing and future accounts receivable from REPs and certain related rights to Receivables LLC as contemplated by the terms of the AR Facility. Receivables LLC then pledges those REP receivables and related rights to the lenders under the AR Facility as collateral for borrowings. Oncor serves as servicer of the AR Facility and receives a fee from Receivables LLC equal to 1.00% per annum of the aggregate unpaid balance of receivables as of the last day of each settlement period. On May 5, 2026, the AR Facility was amended to, among other things, extend the scheduled termination date to May 4, 2029 from April 28, 2028.

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

Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit or (ii) the amount calculated based on the outstanding balance of eligible receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations. On May 5, 2026, the AR Facility was amended to increase the facility limit to $600 million from $500 million. Borrowings under the AR Facility bear interest at the daily cost of asset-backed commercial paper issued by the conduit lenders to fund the loans, plus related dealer commissions and note issuance costs, or, if funded by the committed lenders, a rate per annum equal to SOFR calculated based on term SOFR for a one-month interest period. Receivables LLC also pays a used and unused fee in connection with the AR Facility.

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

The AR Facility will terminate at the earlier of (i) the scheduled termination date of May 4, 2029, (ii) the date on which the termination date is declared or deemed to have occurred upon the exercise of remedies by the administrative agent, or (iii) the date that is 30 days after notice of termination is provided by Receivables LLC. Subject to the consent of the administrative agent and the lenders, Receivables LLC may, 30 days prior to each anniversary date of the receivables financing agreement, extend the AR Facility in one-year increments subject to lender approvals.

The following table summarizes the borrowings and repayments under the AR Facility in the three months ended March 31, 2026:

Borrowing (Repayment) Amounts
Balance outstanding at December 31, 2025	$325
Borrowing on January 29, 2026	150
Repayment on March 17, 2026	(475)
Balance outstanding at March 31, 2026	$-

At March 31, 2026, the borrowing base for the AR Facility was $500 million and there were no borrowings outstanding under the AR Facility.

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

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at March 31, 2026. The remaining borrowing capacity was $20 million at March 31, 2026.

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

At March 31, 2026, there were no borrowings outstanding under the $1B Credit Facility.

Term Loan Credit Agreement

On December 23, 2025, we entered into an unsecured $1.4 billion Term Loan Credit Agreement that matures on March 1, 2027. On December 26, 2025, we borrowed $925 million aggregate principal amount, and on January 29, 2026, we borrowed the remaining $475 million aggregate principal amount under the Term Loan Credit Agreement. Following the borrowing in January 2026, no additional amounts remained available for borrowing under the Term Loan Credit Agreement. On March 17, 2026 and March 31, 2026, we repaid $500 million and $275 million, respectively, of the aggregate principal amount outstanding under the Term Loan Credit Agreement. Following the repayments, $625 million in borrowings were outstanding under the Term Loan Credit Agreement at March 31, 2026.

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

Fair Value of Long-Term Debt

At March 31, 2026 and December 31, 2025, the estimated fair value of our long-term debt (net of unamortized discount, premium, and debt issuance costs) totaled $18.826 billion and $18.176 billion, respectively, and the carrying amount totaled $19.938 billion and $19.043 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

6. COMMITMENTS AND CONTINGENCIES

Legal/Regulatory Proceedings

See Note 2 for information regarding certain regulatory proceedings. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial position, results of operations, or cash flows. See Notes 1 and 2 above and Note 7 to Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding our legal and regulatory proceedings.

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices and service centers. Our leases are accounted for as operating leases for GAAP purposes. At March 31, 2026, we also had $3 million in operating leases for temporary emergency electric energy facilities that are treated as finance leases solely for rate-making purposes as required by PURA. Operating lease costs that are not capitalized are generally recognized as operating expenses on a straight-line basis over the lease term. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2025 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of March 31, 2026, the Texas State Comptroller’s office was conducting one sales and use tax audit for the audit period covering January 2018 through December 2022. While the outcome of this ongoing audit is uncertain, based on our analysis, we do not expect that the ultimate resolution of this ongoing audit will have a material adverse effect on our financial position, results of operations, or cash flows.

Contractual Purchase Obligations

At March 31, 2026, we had contractual purchase obligations in the amount of $166 million under outsourcing agreements over the five-year period from 2026 through 2030.

7. MEMBERSHIP INTERESTS

Capital Contributions

We received cash capital contributions from our members of $760 million on April 29, 2026. In the three months ended March 31, 2026, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 12, 2026	$1,091

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

At March 31, 2026, our authorized regulatory capital structure was 57.5% debt to 42.5% equity. On April 17, 2026, the PUCT issued an order in our 2025 comprehensive base rate review (PUCT Docket No. 58306) that revises our regulatory capital structure to 56.5% debt to 43.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, discounts, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At March 31, 2026, our regulatory capitalization was 55.8% debt to 44.2% equity. Based on the regulatory capital structure of 57.5% debt to 42.5% equity we would have $1.053 billion available to distribute to our members, or $440 million based on the authorized regulatory capital structure of 56.5% debt to 43.5% equity recently approved in PUCT Docket No. 58306.

On April 28, 2026, our board of directors declared, and we paid, a cash distribution of $286 million. In the three months ended March 31, 2026, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 11, 2026	February 11, 2026	$286

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2026 and 2025, net of tax:

	Three Months Ended March 31, 2026 and 2025
	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2025	$18,596	$(228)	$18,368
Net income	212	-	212
Capital contributions	1,091	-	1,091
Distributions	(286)	-	(286)
Other comprehensive (loss) income	-	(1)	(1)
Balance at March 31, 2026	$19,613	$(229)	$19,384

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2024	$15,814	$(184)	$15,630
Net income	181	-	181
Capital contributions	605	-	605
Distributions	(177)	-	(177)
Other comprehensive (loss) income	-	(22)	(22)
Balance at March 31, 2025	$16,423	$(206)	$16,217

AOCI

The following table presents the changes to AOCI, net of tax, during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026 and 2025
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at December 31, 2025	$(91)	$(137)	$(228)
OCI before reclassifications	(3)	-	(3)
Amounts reclassified from AOCI (a)	1	1	2
Net OCI	(2)	1	(1)
Balance at March 31, 2026	$(93)	$(136)	$(229)

Balance at December 31, 2024	$(41)	$(143)	$(184)
OCI before reclassifications	(24)	-	(24)
Amounts reclassified from AOCI (a)	1	1	2
Net OCI	(23)	1	(22)
Balance at March 31, 2025	$(64)	$(142)	$(206)

___________

(a)The amounts reclassified from “Derivative Hedges” affect the “Interest expense and related charges” line item on our Condensed Statements of Consolidated Income. The amounts reclassified from “Pension and OPEB Plans” affect the “Operation and maintenance” and “Other (income) and deductions – net” line items on our Condensed Statements of Consolidated Income.

8. PENSION AND OPEB PLANS

Pension Plans

We sponsor the Oncor Retirement Plan and also have liabilities related to the Vistra Retirement Plan, both of which are qualified pension plans under Section 401(a) of the Internal Revenue Code of 1986, as amended, and are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Employees do not contribute to either plan. We also maintain a supplemental retirement plan for certain employees whose retirement benefits cannot be fully earned under the qualified retirement plans. See Note 9 to Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding pension plans.

OPEB Plans

We currently sponsor two OPEB Plans. One plan covers eligible current and future retirees whose services are 100% assigned to Oncor (or a predecessor regulated utility business). Effective January 1, 2018, we established a second plan to cover eligible retirees of Oncor and Vistra (or their predecessors or affiliates) whose employment services were assigned to both Oncor (or a predecessor regulated utility business) and the non-regulated business of Vistra. Vistra is solely responsible for its portion of the liability for retiree benefits related to those retirees. See Note 9 to Consolidated Financial Statements in our 2025 Form 10-K for additional information.

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three months ended March 31, 2026 and 2025, were comprised of the following:

	Three Months Ended March 31,
	2026	2025
Components of net pension costs:
Service cost	$7	$6
Interest cost (a)	32	32
Expected return on assets (a)	(29)	(30)
Amortization of net loss (a)	7	2
Net pension costs	17	10
Net adjustments (b)	(10)	(4)
Net pension costs recognized as operation and maintenance expense or other deductions	$7	$6

Components of net OPEB costs:
Service cost	$1	$1
Interest cost (a)	8	8
Expected return on assets (a)	(2)	(2)
Amortization of net loss (a)	(2)	(2)
Net OPEB costs	5	5
Net adjustments (b)	(3)	(3)
Net OPEB costs recognized as operation and maintenance expense or other deductions	$2	$2

___________

(a)The components of net costs other than the service cost component, are recorded in “Other (income) and deductions – net” in Condensed Statements of Consolidated Income.

(b)Net adjustments include amounts principally deferred as property, plant and equipment, regulatory assets or regulatory liabilities.

The discount rates reflected in net pension and OPEB costs in 2026 are 5.30%, 5.35% and 5.43% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively. The expected return on pension and

OPEB plan assets reflected in the 2026 cost amounts are 6.50%, 6.64% and 6.75% for the Oncor Retirement Plan, the Vistra Retirement Plan and the OPEB Plans, respectively.

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $33 million and $5 million, respectively, during the three months ended March 31, 2026. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $68 million and $20 million, respectively, during the remainder of 2026 and approximately $489 million and $160 million, respectively, in the five-year period from 2026 to 2030. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

9. RELATED-PARTY TRANSACTIONS

The following represents our significant related-party transactions and related matters.

•We are not a member of another entity’s consolidated tax group, but our owners’ federal income tax returns include their portion of our results. Under the terms of a tax sharing agreement among us, Oncor Holdings, Texas Transmission and STH, we are generally obligated to make payments to our owners, pro rata in accordance with their respective membership interests, in an aggregate amount that is substantially equal to the amount of federal income taxes that we would have been required to pay if we were filing our own corporate income tax return. STH will file a combined Texas margin tax return which includes our results and our share of Texas margin tax payments, which are accounted for as income taxes and calculated as if we were filing our own return. See discussion in Note 1 to Consolidated Financial Statements in our 2025 Form 10-K under “Provision in Lieu of Income Taxes.” Under the “in lieu of” tax concept, all in lieu of tax assets and tax liabilities represent amounts that will eventually be settled with our members. In the event such amounts are not paid under the tax sharing agreement, it is probable that these regulatory amounts will continue to be included in Oncor’s rate setting processes.

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At March 31, 2026			At December 31, 2025
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(4)	$(1)	$(5)	$(38)	$(10)	$(48)
Texas margin tax payable	39	-	39	31	-	31
Net payable (receivable)	$35	$(1)	$34	$(7)	$(10)	$(17)

Cash received from members related to income taxes in the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	STH	Texas Transmission	Total
Federal income taxes	$35	$8	$43
Total receipts	$35	$8	$43

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $5 million and $4 million during of the three months ended March 31, 2026 and 2025, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the three months ended March 31, 2026 and 2025.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected future debt financings. We use derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks.

Interest Rate Derivatives

We use interest rate swaps, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At March 31, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

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

In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to OCI. Amounts remain in AOCI and are reclassified into net income as the interest expense on the related debt affects net income.

The fair value of an interest rate derivative instrument is recognized on the balance sheet as a derivative asset or liability and changes in the fair value are recognized in net income if the criteria for cash flow hedge accounting are not met or if the instrument is not designated as a cash flow hedge.

Interest Rate Hedge Transactions

In April 2025, we began entering into a series of interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2029. In the three months ended March 31, 2026, a portion of such interest rate swaps were settled upon the issuance of our 2031 Notes and 2056 Notes and a $4 million ($3 million net of tax) net fair value loss was realized and recorded in OCI. The AOCI will be reclassified into net income as an increase in interest expense over the life of the 2031 Notes and the first ten years of the life of the 2056 Notes, respectively. In the three months ended March 31, 2026, we also recorded a $3 million ($2 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI.

The table below summarizes the outstanding interest rate swaps at March 31, 2026:

	Aggregate Notional Amounts	Range of Locked Fixed Rates	Range of Estimated Settlement Years
Interest rate swaps	$2,815	3.53% ~ 4.29%	2026 ~ 2029

There were approximately $7 million in net losses recorded in AOCI at March 31, 2026 related to the interest rate swaps, to be reclassified into net income as an increase to interest expense within the next 12 months.

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

In the three months ended March 31, 2026, we recorded a $30 million net fair value loss of the cross-currency swaps. The amount attributable to excluded components was a $3 million ($2 million net of tax) loss and was recorded in OCI in the three months ended March 31, 2026.

At March 31, 2026, the following foreign currency derivative contracts designated as fair value hedges of the Euro Notes and CAD Notes were outstanding:

							Fair Value Gain (Loss)
							Three Months Ended March 31,
	Notional Amounts (a)	Pay Rates (b)	Receive Amounts (a)		Receive Rates	Maturities	2026	2025
Cross-currency swaps executed in May 2024	$542	5.3710%		€500	3.500%	2031	$(9)	$9
Cross-currency swaps executed in June 2025	$805	5.4405%		€700	3.625%	2034	$(16)	$-
Cross-currency swaps executed in September 2025	$361	5.0220%	C$	500	4.200%	2035	$(5)	$-

___________

(a)Notional amounts reflect the aggregate amounts we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amounts in applicable foreign currency to the counterparties of the cross-currency swaps.

(b)Pay rates reflect the all-in U.S. dollar fixed rate coupons on the U.S. dollar notional amounts, as a result of the cross-currency swaps relating to the Euro Notes and CAD Notes.

Financial Statement Presentation

Derivative Contract Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of March 31, 2026 and December 31, 2025:

		Fair Value of Derivative Assets (Liabilities)
		At March 31,	At December 31,
	Balance Sheet Location	2026	2025
Interest rate swaps	Prepayments and other current assets	$5	$7
	Other noncurrent assets	$6	$6
	Operating lease and other current liabilities	$(1)	$(7)
	Other noncurrent obligations	$(3)	$-

Cross-currency swaps	Other noncurrent assets	$-	$29
	Other noncurrent obligations	$(20)	$(20)

The table below provides the related income statement impacts of derivative contracts for the three months ended March 31, 2026 and 2025, respectively:

		Three Months Ended March 31,
	Income Statement Location	2026	2025
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	Other (income) and deductions – net (a)	$28	$(23)

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

Fair Value Measurements

The fair value of our interest rate swap and cross-currency swap derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. Additionally, the fair values of derivatives designated in hedging relationships include valuation adjustments to appropriately incorporate nonperformance risk for us and/or the respective counterparties. At March 31, 2026, the fair values of derivatives designated in hedging relationships include net $8 million in credit valuation adjustments.

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

	Three Months Ended March 31,
	2026	2025
Segment operating revenues (a)	$1,724	$1,548
Less:
Wholesale transmission service	381	353
Base operation and maintenance, and administrative expenses (b)	300	278
SRP operation and maintenance, and administrative expenses	38	27
Regulatory asset/liability amortization and cost of service accruals (c)	75	75
Depreciation and amortization	328	287
Property taxes	80	70
Gross receipts and franchise taxes	71	70
Other (income) and deductions (d)	(25)	(12)
Provision in lieu of income taxes	46	38
Interest expense and related charges - net (e)	218	181
Segment expenses	1,512	1,367
Segment net income	$212	$181

_________

(a)Revenues from REP subsidiaries of our two largest customers collectively represented 24% and 20%, respectively, of our total operating revenues for the three months ended March 31, 2026, and 27% and 23%, respectively, of our total operating revenues for the three months ended March 31, 2025. No other customer represented more than 10% of our total operating revenues during such periods.

(b)Includes operation and maintenance expenses (excluding SRP operation and maintenance, and administrative expenses, regulatory asset/liability amortization and cost of service accruals), payroll taxes and other miscellaneous expenses.

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

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended March 31,
	2026	2025
Professional fees	$1	$3
Recoverable Pension and OPEB – non-service costs	4	5
Non-recoverable pension and OPEB	1	-
AFUDC – equity income	(30)	(17)
Interest and investment (Income) Loss – net	(9)	(4)
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	28	(23)
Loss (Gain) due to remeasurement of foreign currency denominated notes	(28)	23
Total other (income) and deductions – net	$(33)	$(13)

Interest Expense and Related Charges

	Three Months Ended March 31,
	2026	2025
Interest	$244	$193
Amortization of discount, premium and debt issuance costs	4	3
Less AFUDC – capitalized interest portion	(21)	(11)
Total interest expense and related charges	$227	$185

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2026	2025
Accounts receivable	$1,075	$1,070
Less allowance for uncollectible accounts	(27)	(22)
Accounts receivable – net	$1,048	$1,048

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 22% and 18%, respectively, of our accounts receivable balance at March 31, 2026 and 23% and 19%, respectively, of our accounts receivable balance at December 31, 2025. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2026	2025
Insurance prepayments	$11	$28
Local franchise tax prepayments	88	84
Other	33	28
Prepayments and other current assets	$132	$140

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2026	2025
Assets related to employee benefit plans	$191	$192
Non-utility property – land	10	10
Other	1	1
Total investments and other property	$202	$203

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

	At March 31,	At December 31,
	2026	2025
Assets
Cash and cash equivalents	$7	$6
REP Accounts receivable – net	656	677
Income tax receivable	4	3
Total assets	$667	$686

Liabilities
Accrued interest	$1	$1
Long-term borrowings – net	-	325
Total liabilities	$1	$326

Property, Plant and Equipment – Net

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At March 31, 2026	At March 31, 2026	At December 31, 2025
Assets in service:
Distribution	2.7% / 36.5 years	$23,729	$23,148
Transmission	2.4% / 42.1 years	19,177	19,032
Other assets (a)	8.9% / 11.3 years	2,688	2,566
Total		45,594	44,746
Less accumulated depreciation		10,326	10,135
Net of accumulated depreciation		35,268	34,611
Construction work in progress		4,089	3,142
Held for future use		81	81
Property, plant and equipment – net		$39,438	$37,834

_________

(a)Includes intangible capitalized software and general property, plant and equipment.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At March 31, 2026			At December 31, 2025
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$947	$142	$805	$935	$140	$795
Capitalized software and other	1,597	489	1,108	1,507	444	1,063
Total	$2,544	$631	$1,913	$2,442	$584	$1,858

Aggregate amortization expense for intangible assets totaled $44 million and $33 million for the three months ended March 31, 2026 and 2025, respectively.

Other Noncurrent Assets

Other noncurrent assets reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2026	2025
Fair value of derivative noncurrent assets	$18	$29
Prepayments – noncurrent	13	12
Other	19	18
Total other noncurrent assets	$50	$59

Other Noncurrent Obligations

Other noncurrent obligations reported on our balance sheet consisted of the following:

	At March 31,	At December 31,
	2026	2025
Investment tax credits	$1	$2
Customer advances for construction – noncurrent	810	608
Litigation claim obligations	15	3
Fair value of derivative liabilities	35	14
Other	97	84
Total other noncurrent obligations	$958	$711

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Cash receipts (payments) related to:
Interest payments	$(142)	$(122)
Less capitalized interest	21	11
Total interest (payments) (net of amounts capitalized)	$(121)	$(111)

Amount of receipts in lieu of income taxes (Note 9):
Federal	$43	$-
Total receipts in lieu of income taxes	$43	$-

Noncash financing activities:
Debt extinguished through legal defeasance	$-	$9

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$832	$424

____________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 compared to the same period in 2025 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2025 Form 10-K.

All dollar and foreign currency amounts in the following discussion are stated in U.S. dollars in millions and/or in millions of the applicable foreign currency unless otherwise indicated.

BUSINESS

We are a regulated electricity transmission and distribution company. We operate the largest transmission and distribution system in Texas based on the number of end-use customers and circuit miles of transmission and distribution lines, delivering electricity to more than 4.1 million homes and businesses, with a focus on safety, reliability, and affordability. Our transmission and distribution rates are regulated by the PUCT and certain cities, and in certain limited instances, by the FERC. We are not a seller of electricity, nor do we purchase electricity for resale.

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

Significant Activities and Events

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — On April 17, 2026, the PUCT issued an order in our comprehensive base rate review, with the new rates implementing the terms of the order to take effect June 1, 2026. The order approved the terms of the January 2026 unopposed, comprehensive settlement among the parties. In addition, we are permitted to surcharge the difference between the new billing rates and our current rates for the period from January 1, 2026 to June 1, 2026, the effective date of the new rates. The order in the comprehensive base rate review requires that the surcharge be filed in a separate PUCT docket and recovered during

2026. See Note 2 to Financial Statements and “—Regulation and Rates—Regulatory Matters” below for a discussion of the comprehensive base rate review.

UTM — In June 2025, legislation in Texas established the UTM, which allows qualifying electric utilities to apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments, as an alternative to separate DCRF and TCOS capital tracker filings. We filed our initial UTM application on April 22, 2026 in PUCT Docket No. 59249 for approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. See Notes 2 and 3 to Financial Statements for more information on the UTM and our recognition of revenues and recording of regulatory assets for the three months ended March 31, 2026, and “—Regulation and Rates—Regulatory Matters” below for a discussion of our UTM application.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended March 31,		%
	2026	2025	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	77.1	75.7	1.8
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.1	1.1	0.0
Customer Average Interruption Duration Index (CAIDI) (non-storm)	67.6	71.5	(5.5)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,124	4,065	1.5

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	73	28	45
Heating degree days	355	572	(217)

	Three Months Ended March 31,		%
	2026	2025	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	10,086	11,253	(10.4)
Commercial, industrial, small business and other	30,103	27,753	8.5
Total electric energy volumes	40,189	39,006	3.0

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

_

	Three Months Ended March 31,		$
	2026	2025	Change
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)	$353	$375	$(22)
LC&I (b)	344	332	12
Other (c)	31	30	1
Total distribution base revenues	728	737	(9)
Transmission base revenues (TCOS revenues)
Billed to third-party wholesale customers	280	253	27
Billed to REPs serving Oncor distribution customers, through TCRF	154	140	14
Total TCOS revenues	434	393	41
Other miscellaneous revenues	22	23	(1)
Total revenues from contracts with customers	1,184	1,153	31
Other regulated revenues
SRP revenues (d)	51	27	24
UTM revenues (e)	98	-	98
Total other regulated revenues	149	27	122
Total revenues contributing to earnings	1,333	1,180	153

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	381	353	28
EECRF and other revenues	10	15	(5)
Total revenues collected for pass-through expenses	391	368	23
Total operating revenues	$1,724	$1,548	$176

___________

(a)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(b)Depending on size and annual load factor, distribution base revenues from LC&I customers are generally based either on actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior 11 months.

(c)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

(d)Includes revenues recognized for recoverable costs associated with distribution-related SRP, including operation and maintenance expenses, depreciation expenses, debt carrying costs on unrecovered balances and related taxes.

(e)Includes revenues recognized for recoverable costs associated with UTM eligible transmission and distribution capital investments during 2025 and the three months ended March 31, 2026, including depreciation expenses, debt carrying costs on unrecovered balances and related taxes.

Financial Results — Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total operating revenues increased $176 million, or 11%, to $1.724 billion during the three months ended March 31, 2026.

Revenues contributing to earnings increased $153 million to $1.333 billion during the three months ended March 31, 2026. The net increase reflected the following components:

•A Decrease in Distribution Base Revenues — Distribution base revenues decreased $9 million to $728 million during the three months ended March 31, 2026. The decrease in distribution base revenues primarily reflects:

o$40 million decrease due to lower customer consumption, primarily attributable to milder weather,

partially offset by

o$23 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital, and

o$9 million increase due to customer growth.

Distribution base rates are set periodically in a comprehensive base rate review docket. Base rates implementing the final order in PUCT Docket No. 53601 went into effect in 2023. Pursuant to the order issued on April 17, 2026, in our most recent base rate review, PUCT Docket No. 58306, new base rates will take effect on June 1, 2026 and shortly after that date we plan to file a request to surcharge the difference between the new billing rates set in that docket and our current rates for the period from January 1, 2026 to June 1, 2026, the effective date of the new rates. We plan to begin recognizing the impacts of the PUCT order and the surcharge in the second quarter of 2026. See “—Regulation and Rates—Regulatory Matters” below for more information on the base rate review order and planned surcharge.

Distribution base rates may also be updated on an interim basis through interim DCRF rate updates, which we can request through either a UTM application or an interim DCRF rate adjustment application. See “—Regulation and Rates—Regulatory Matters” below for more information on our recently filed UTM application.

•An Increase in Transmission Base Revenues — TCOS revenues increased $41 million to $434 million during the three months ended March 31, 2026. The increase in TCOS revenues was due to updated interim TCOS rates implemented to reflect increases in invested capital.

TCOS revenues are collected from load serving entities benefiting from our transmission system, and the rates charged to those customers are adjusted based on the transmission billing units and other adjustments approved by the PUCT. We may request interim updates to our transmission base rates between comprehensive base rate reviews through a UTM application or interim TCOS rate adjustment application. See “—Regulation and Rates—Regulatory Matters” below for more information on our recently filed UTM application.

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $1 million to $22 million during the three months ended March 31, 2026.

•An Increase in Other Regulated Revenues — Other regulated revenues increased $122 million to $149 million during the three months ended March 31, 2026. The increase in other regulated revenues primarily reflects:

o$98 million in revenues recognized pursuant to the UTM, and

o$24 million in revenues recognized related to the SRP.

Revenues collected for pass-through expenses increased $23 million to $391 million during the three months ended March 31, 2026. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $28 million to $381 million during the three months ended March 31, 2026 due to higher third-party wholesale transmission service provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to wholesale transmission service third-party providers under their TCOS rates and the retail portion of our own TCOS rate described above. The UTM application we filed on April 22, 2026 requests an interim TCRF rate adjustment, and we currently anticipate continuing to request interim TCRF updates through our UTM applications. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in third-party wholesale transmission service expense.

•A Decrease in EECRF and Other Revenues — EECRF and other revenues decreased $5 million to $10 million during the three months ended March 31, 2026. The EECRF and other revenues were generally offset in operation and maintenance expense.

EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual performance bonuses earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual performance bonuses in other regulated revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year. Other revenues generally include amounts collected through the rate case expense rider, which is a reconcilable rate designed to recover rate case expenses approved in comprehensive rate base review proceedings.

See the EECRF Filings Table below for a listing of the EECRF filings impacting revenues in 2026 and 2025.

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

Wholesale transmission service expense increased $28 million to $381 million during the three months ended March 31, 2026. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $33 million to $403 million during the three months ended March 31, 2026. The increase was primarily due to $42 million in higher labor and contractor related costs, partially offset by $7 million in lower vegetation management expenses and $5 million in lower energy efficiency program expenses. We expect operation and maintenance expense to continue to increase due primarily to anticipated higher labor and contractor related costs.

The overall $33 million increase in operation and maintenance expense includes a $10 million increase in incremental SRP operation expenses during the three months ended March 31, 2026. We expect distribution-related SRP related operation expenses to ultimately be recovered in rates. For more information on our SRP, see Note 2 to Financial Statements.

Depreciation and amortization increased $41 million to $328 million during the three months ended March 31, 2026. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Provision in lieu of income taxes netted to $46 million during the three months ended March 31, 2026 compared to $38 million (including a $1 million benefit related to non-operating income) during the three months ended March 31, 2025.

The effective income tax rate was 17.8% and 17.4% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $13 million to $160 million for the three months ended March 31, 2026. The increase was primarily due to $10 million in higher property tax, a $1 million increase in local franchise taxes payable by us to municipalities, and a $1 million increase in payroll tax. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Other (income) and deductions – net was $20 million favorable for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The variance was primarily due to $13 million in higher AFUDC – equity income, $3 million in higher interest income related to customer deposits in escrow accounts, $2 million in higher professional fees, and a $2 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense.

Interest expense and related charges increased $42 million to $227 million during the three months ended March 31, 2026. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings.

Net income increased $31 million to $212 million during the three months ended March 31, 2026. The increase was driven by:

•overall higher revenues primarily attributable to:

oan increase in other regulated revenues recognized related to the UTM and the SRP,

oupdated interim rates to reflect increases in invested capital, and ocustomer growth,

partially offset by

olower customer consumption, primarily attributable to milder weather,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

OTHER COMPREHENSIVE (LOSS) INCOME

Cash Flow Hedges

In April 2025, we began entering into a series of interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2029. In the three months ended March 31, 2026, a portion of such interest rate swaps were utilized and settled upon the issuance of our 4.50% Senior Secured Notes due 2031 (2031 Notes), and our 5.90% Senior Secured Notes due 2056 (2056 Notes) and a $4 million ($3 million net of tax) net fair value loss was realized and recorded in OCI. The AOCI will be reclassified into net income as an increase in interest expense over the life of the 2031 Notes and the first ten years of the life of the 2056 Notes, respectively. In the three months ended March 31, 2026, we also recorded a $3 million ($2 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI.

There is approximately $7 million in net losses recorded in AOCI at March 31, 2026 related to the interest rate swaps, to be reclassified into net income as an increase to interest expense within the next 12 months.

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

In the three months ended March 31, 2026, we recorded a $30 million net fair value loss of the cross-currency swaps. The amount attributable to excluded components was a $3 million ($2 million net of tax) loss and was recorded in OCI in the three months ended March 31, 2026.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Operating Activities — The following items contributed to changes in sources (uses) of cash related to operating activities:

Three Months Ended March 31,
2026 compared to 2025
Higher customer deposits	$219
Lower contributions to pension plans and OPEB Plans	97
Higher receipts in lieu of federal income taxes	43
Higher interest payments	(20)
Change in regulatory under/over recoveries – net	(37)
Change in net income, adjusted for noncash items included in earnings	(42)
Other	83
$343

Depreciation and amortization expenses reported in operating activities in the condensed statements of consolidated cash flows was $41 million more than the amounts reported in the condensed statements of consolidated income for each of the three months ended March 31, 2026 and 2025, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to changes in sources (uses) of cash related to financing activities:

Three Months Ended March 31,
2026 compared to 2025
Higher capital contributions from members	$486
Payment for senior secured notes extinguishment in 2025	441
Higher distributions to members	(109)
Lower net borrowings, excluding payment for senior secured notes extinguishment in 2025	(414)
$404

Investing Activities — The following items contributed to changes in sources (uses) of cash related to investing activities:

Three Months Ended March 31,
2026 compared to 2025
Higher capital expenditures	$(695)
Other	7
$(688)

Long-Term Debt-Related Activities

At March 31, 2026, our long-term debt totaled an aggregate principal amount of $20.133 billion, an increase of $909 million over the $19.224 billion aggregate principal amount of long-term debt outstanding at December 31, 2025. Long-term debt outstanding at March 31, 2026 consisted of U.S. dollar-denominated, euro-denominated and Canadian dollar-denominated fixed rate senior secured notes and variable rate unsecured debt borrowed under the $500M Credit Facility and the Term Loan Credit Agreement. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the three months ended March 31, 2026:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
4.50% Senior Secured Notes due March 15, 2031	March 17, 2026	$750
5.90% Senior Secured Notes due March 15, 2056	March 17, 2026	850
Total senior secured notes issued during the three months ended March 31, 2026		$1,600

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At March 31, 2026, the amount of available bond credits was $3.541 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $7.657 billion. The repayment in full at maturity of the $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026, increased the amount of available bond credits by such amount. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Senior Secured Notes Repayment — On January 14, 2026, we repaid in full at maturity the $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026. On May 1, 2026, we repaid in full at maturity the $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026, increased the amount of available bond credits by such amount.

AR Facility — In 2023, Oncor and Receivables LLC established the AR Facility, a revolving accounts receivable securitization facility secured by accounts receivable from REPs and related rights. Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit or (ii) the amount calculated based on the outstanding balance of eligible REP receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations. On May 5, 2026, the AR Facility was amended to, among other things, extend the scheduled termination date to May 4, 2029 from April 28, 2028 and increase the facility limit to $600 million from $500 million.

At March 31, 2026, the borrowing base for the AR Facility was $500 million, and there were no borrowings outstanding under the AR Facility.

The following table summarizes the borrowings and repayments under our AR Facility in the three months ended March 31, 2026:

Borrowing (Repayment) Amounts
Balance outstanding at December 31, 2025	$325
Borrowing on January 29, 2026	150
Repayment on March 17, 2026	(475)
Balance outstanding at March 31, 2026	$-

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

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at March 31, 2026 and December 31, 2025. The remaining borrowing capacity was $20 million at March 31, 2026.

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

At March 31, 2026, there were no borrowings outstanding under the $1B Credit Facility.

Term Loan Credit Agreement — On December 23, 2025, we entered into an unsecured $1.4 billion Term Loan Credit Agreement that matures on March 1, 2027. On December 26, 2025, we borrowed $925 million aggregate principal amount, and on January 29, 2026, we borrowed the remaining $475 million aggregate principal amount under the Term Loan Credit Agreement. Following the borrowing in January 2026, no additional amounts remained available for borrowing under the Term Loan Credit Agreement. On March 17, 2026 and March 31, 2026, we repaid $500 million and $275 million, respectively, of the aggregate principal amount outstanding under the Term Loan Credit Agreement. Following the repayments, $625 million in borrowings were outstanding under the Term Loan Credit Agreement at March 31, 2026. See Note 5 to Financial Statements for more information on the Term Loan Credit Agreement.

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

We had no CP Notes outstanding at March 31, 2026 and December 31, 2025.

See Note 4 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors, which approves annual capital expenditure budgets one year at a time, has approved a capital expenditures budget of approximately $9 billion for 2026. Based on the long-term plan presented to our board of directors, in February 2026 we announced a 2026 through 2030 five-year base capital expenditure plan of approximately $47.5 billion, consisting of approximately $10.0 billion in 2027, $10.1 billion in 2028, $9.4 billion in 2029 and $9.0 billion in 2030.

Our base capital plan does not include certain incremental capital expenditure opportunities over the 2026 through 2030 period that we believe could grow our five-year base capital plan by as much as approximately $10 billion over that period. These incremental capital expenditure opportunities consist of significant pending projects, including non-PBRP 765-kV transmission projects for which Oncor has responsibility in the STEP, additional transmission upgrades that were pending ERCOT approval as of the February 2026 announcement of our capital plan, anticipated requested updates to our SRP for 2028 through 2030, and various LC&I customer interconnection projects that we believe have a strong likelihood of completion.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $68 million and $20 million, respectively, during the remainder of 2026 and approximately $489 million and $160 million, respectively, in the five-year period from 2026 to 2030. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the three months ended March 31, 2026, we made cash contributions to the pension plans and OPEB Plans of $33 million and $5 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

Additional Liquidity Needs — In addition to the items discussed above, other material contractual obligations and commitments arising in the normal course of business primarily consist of purchase obligations under outsourcing agreements and operating lease obligations. See Note 6 to Financial Statements for information regarding leases. In addition, we regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, which could potentially impact our liquidity and capital expenditures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—We regularly evaluate opportunities to make selective strategic acquisitions involving regulated assets, and we may not be able to realize the anticipated benefits of any such acquisitions.” in our 2025 Form 10-K.

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at March 31, 2026 and December 31, 2025 are summarized in the following table:

	At March 31,	At December 31,	Increase
	2026	2025	(Decrease)
Cash and cash equivalents	$107	$87	$20
Available unused borrowing capacity under the $2B Credit Facility and CP Program	2,000	2,000	-
Available unused borrowing capacity under the $1B Credit Facility and CP Program	1,000	1,000	-
Available unused borrowing capacity under AR Facility (a)	500	175	325
Available unused borrowing capacity under Term Loan Credit Agreement	-	475	(475)
Available unused borrowing capacity under the $500M Credit Facility	20	20	-
Total available liquidity	$3,627	$3,757	$(130)

___________

(a)On May 5, 2026, the AR Facility was amended to, among other things, increase the facility limit to $600 million from $500 million.

We currently anticipate issuing approximately $5.5 billion to $6.5 billion in new long-term debt securities in 2026 (of which $1.6 billion aggregate principal amount of long-term debt was issued in the three months ended March 31, 2026), as well as an additional $5.0 billion to $6.0 billion in new long-term debt securities in 2027, to support our capital investment plan and repay maturing debt. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, additional accounts receivable financing arrangements, inventory financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

Over both the short term and the long term, we expect to rely on access to financial markets as a significant source of funding not satisfied by cash-on-hand, operating cash flows, the Credit Facilities, the AR Facility and the CP Program. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact our ability to sustain and grow the business and would likely increase capital costs that may not be fully recoverable through rates. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Market volatility may impact our business and financial condition in ways that we currently cannot predict.” in our 2025 Form 10-K.

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

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. At March 31, 2026, our authorized return on equity was 9.70%. On April 17, 2026, the PUCT issued an order in our 2025 comprehensive base rate review (PUCT Docket No. 58306) that revises our authorized return on equity to 9.75%. Pursuant to that order, new rates implementing that authorized return on equity will take effect June 1, 2026. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at March 31, 2026 and December 31, 2025:

	At March 31,		At December 31,
	2026		2025
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure (a)	57.5%	42.5%	57.5%	42.5%
Actual regulatory capitalization	55.8%	44.2%	56.3%	43.7%
GAAP capitalization	50.3%	49.7%	50.9%	49.1%

___________

(a)On April 17, 2026, the PUCT issued an order in our 2025 comprehensive base rate review (PUCT Docket No. 58306) that revises our regulatory capital structure to 56.5% debt to 43.5% equity. Pursuant to that order, new rates implementing that capital structure will take effect June 1, 2026.

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $760 million on April 29, 2026. In the three months ended March 31, 2026, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 12, 2026	$1,091

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At March 31, 2026, based on the regulatory capital structure of 57.5% debt to 42.5% equity we had $1.053 billion available to distribute to our members, or $440 million based on the authorized regulatory capital structure of 56.5% debt to 43.5% equity recently approved in PUCT Docket No. 58306.

On April 28, 2026, our board of directors declared, and we paid, a cash distribution of $286 million. In the three months ended March 31, 2026, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 11, 2026	February 11, 2026	$286

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

Presented below are the credit ratings and ratings outlook assigned for our debt securities at May 7, 2026:

Credit Rating Agency	Senior Secured	Commercial Paper	Rating Outlook
S&P	A	A-2	Stable
Moody’s (a)	A2	Prime-2	Stable
Fitch	A	F2	Negative

___________

(a)On April 29, 2026, Moody’s revised our rating outlook from negative to stable.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency, if such rating agency decides that circumstances warrant such a change. See “Item 1A. Risk Factors—Risks Related to Financial and Market Matters—Adverse actions with respect to our credit ratings or ratings outlook could negatively affect our cost of debt and our ability to access capital.” in our 2025 Form 10-K.

Material Debt Credit Rating, Financial and Cross-Default Covenants — Each of the Credit Facilities contains terms pursuant to which the interest rates and commitment fees charged under the applicable credit agreement may be adjusted depending on our credit ratings. A decline in our credit ratings would increase the cost of borrowings and the commitment fees on undrawn amounts under the Credit Facilities and likely increase the cost of the CP Program and any future debt issuances and additional credit facilities. The CP Program requires prompt notice to the dealers of any notice of intended or potential downgrade of our credit ratings. See Note 4 and 5 to Financial Statements for additional information regarding each of the Credit Facilities and the CP Program.

The Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and the note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any finance leases, short-term debt and debt due currently in accordance with GAAP). Capitalization under the Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and each of the note purchase agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. At March 31, 2026, we were in compliance with this covenant and all other covenants under the Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and the note purchase agreements.

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

Guarantees

At March 31, 2026, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Matters

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — In June 2025, we filed a request for a comprehensive base rate review with the PUCT and the 210 cities in its service territory that have retained original jurisdiction over rates. In January 2026, we filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding. The PUCT issued an order approving the terms of the rate case settlement on April 17, 2026, with the new rates implementing the terms of the order to take effect June 1, 2026. The order provides for an annual revenue requirement of approximately $6.97 billion, representing an increase of $560 million, or 8.7%, over our adjusted annualized revenues provided in the rate application. Moreover, the order provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized return on equity of 9.75%, and an authorized cost of debt of 4.94%. In addition, the order provides for (i) a self-insurance reserve with an annual accrual amount in rates of $200 million for storm costs and other self-insured losses, an increase from the $122 million self-insurance reserve annual accrual amount currently recovered in rates, as well as (ii) a five-year amortization period for applicable regulatory assets and liabilities, excluding rate case expenses, year-end 2024 deferred system resiliency plan costs, and excess accumulated deferred income taxes.

We are permitted to surcharge the difference between the new billing rates and our current rates for the period from January 1, 2026 to June 1, 2026, the effective date of the new rates. The order in the comprehensive base rate review requires that the surcharge be filed in a separate PUCT docket and recovered during 2026. We anticipate filing that surcharge request in June, shortly after the effective date of the new billing rates. We plan to begin recognizing the impacts of the PUCT order and the surcharge in the second quarter of 2026.

UTM Application (PUCT Docket No. 59249) — On April 22, 2026, we filed our first UTM application with the PUCT (PUCT Docket No. 59249) to include in rates for approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. We anticipate the application, if approved as requested, would result in a net revenue increase of approximately $550 million, after taking into account revenues recognized through December 31, 2025 related to recoverable SRP and recoverable UTM regulatory assets. The UTM application is subject to PUCT review and approval. We anticipate an order and updated rates in the second half of 2026. See Notes 2 and 3 to Financial Statements for more information on the UTM application and our recognition of revenues and recording of regulatory assets for the three months ended March 31, 2026.

SRP (PUCT Docket No. 56545) — See Note 2 to Financial Statements for more information on the SRP.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The most recent regular session of Texas Legislature concluded in June 2025. At any time, the Governor of Texas may convene a special session of the Texas Legislature. During any regular or special session, the Texas Legislature may hold hearings relevant to our business and bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

Interest Rate Risk

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At March 31, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At March 31, 2026, all of our senior secured notes carried fixed interest rates.

Borrowings of long-term debt under the $500M Credit Facility at March 31, 2026 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through

(3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At March 31, 2026, $480 million in aggregate borrowings were outstanding under the $500M Credit Facility.

Borrowings of long-term debt under the Term Loan Credit Agreement at March 31, 2026 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus an applicable margin of 0.875%. At March 31, 2026, $625 million in aggregate borrowings were outstanding under the Term Loan Credit Agreement.

In addition, borrowings of long-term debt under the AR Facility, the $1B Credit Facility and short-term debt under the $2B Credit Facility would bear interest on a floating rate basis. At March 31, 2026, there were no borrowings outstanding under the AR Facility, the $1B Credit Facility or the $2B Credit Facility.

Based on the amount of floating rate debt outstanding under the $500M Credit Facility and the Term Loan Credit Agreement as of March 31, 2026, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

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

Our exposure to credit risk associated with accounts receivable totaled $1.075 billion at March 31, 2026. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $27 million at March 31, 2026. The exposure includes accounts receivable of $660 million in the aggregate from REPs, which are generally noninvestment grade and $177 million in the aggregate from transmission customers, which are generally considered low credit risk and primarily include investment grade distribution companies as well as cooperatives and municipally-owned utilities. At March 31, 2026, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 22% and 18%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at March 31, 2026.

In the ordinary course of our business, we may also mitigate risk by requiring counterparties to provide us with security. For instance, we require customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects for generation interconnection or new/expanded electricity delivery system facilities. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Demand for energy from high usage customers, including data centers, will require a rapid and significant increase in our infrastructure, but that forecasted energy demand may not be fully realized and we may not be able to recover all of the costs expended by us on projects related to those customers” in our 2025 Form 10-K for more information on these customer collateral arrangements.

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K and is therefore not presented herein.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements,” which are subject to risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, as well as statements made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “expects,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “forecast,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves risks, uncertainties and assumptions and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

•economic conditions, including the impact of a recessionary environment, inflation, foreign policy, industrial strain, and global trade restrictions;

•supply chain disruptions, including as a result of tariffs, war, volatile commodity prices, manufacturing and shipping shortages, global trade disruptions, competition for goods and services, and service provider availability;

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

ITEM 1A. RISK FACTORS

There are various factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2025 Form 10-K. Any of the risks and other information in this report or any of the risk factors discussed in “Item 1A. Risk Factors” in our 2025 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently consider immaterial, could materially and adversely affect our results of operations, financial condition, cash flows, or future results.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
	Previously Filed	As
Exhibits	With File Number*	Exhibit

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form 8-K (filed March 20, 2026)	4.1	—	Officer’s Certificate, dated March 17, 2026, establishing the terms of Oncor Electric Delivery Company LLC’s 4.50% Senior Secured Notes due 2031 and 5.90% Senior Secured Notes due 2056.
4(b)	333-100240 Form 8-K (filed March 20, 2026)	4.2	—

Registration Rights Agreement, dated March 17, 2026, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC’s 4.50% Senior Secured Notes due 2031 and 5.90% Senior Secured Notes due 2056.

10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements
10(a)	333-100240 Form 10-K (filed February 26, 2026)	10(j)	—	Contract for Services, effective as of February 23, 2026, between Oncor Electric Delivery Company LLC and James A. Greer.
Credit Agreements
10(b)	333-100240 Form 10-K (filed February 26, 2026)	10(l)	—

First Amendment to Amended and Restated Revolving Credit Agreement, dated as of February 20, 2026, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, JPMorgan Changes Bank, N.A., as administrative agent for the lenders and as swingline lender, the fronting banks from time to time party thereto and the other financial institutions party thereto.

10(c)	333-100240 Form 10-K (filed February 26, 2026)	10(o)	—

First Amendment to Revolving Credit Agreement, dated as of February 20, 2026, among Oncor Electric Delivery Company LLC, as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders and as swingline lender and the other financial institutions party thereto.

10(d)			—	Amendment No. 1 to Oncor Supplemental Retirement Plan
10(e)	333-100240 Form 8-K (filed May 7, 2026)	10.2	—	Oncor Salary Deferral Program, Amended and Restated effective as of July 1, 2026.
Other Material Contracts
10(f)	333-100240 Form 8-K (filed May 7, 2026)	10.1

Amendment No. 3 to Receivables Financing Agreement, dated as of May 5, 2026, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents party thereto.

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
Don J. Clevenger
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 7, 2026