Form 10-Q
period 2026-06-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2026-08-06
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Yes ☐ No ☒

As of August 6, 2026, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

2025 Form 10-K	Oncor’s annual report on Form 10-K for the year ended December 31, 2025
2031 Euro Notes	Refers to the €500 million aggregate principal amount of euro-denominated senior secured notes due May 15, 2031, which were issued by Oncor in May 2024
2033 AUD Notes	Refers to the A$750 million aggregate principal amount of Australian dollar-denominated senior secured notes due June 24, 2033, which were issued by Oncor on June 24, 2026
2034 Euro Notes	Refers to the €700 million aggregate principal amount of euro-denominated senior secured notes due June 15, 2034, which were issued by Oncor in June 2025
2035 CAD Notes	Refers to the C$500 million aggregate principal amount of Canadian dollar-denominated senior secured notes due October 1, 2035, which were issued by Oncor in September 2025
2056 Euro Junior Subordinated Notes	Refers to the €850 million aggregate principal amount of euro-denominated junior subordinated unsecured notes due November 26, 2056, which were issued by Oncor on May 26, 2026
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

EECRF	Energy efficiency cost recovery factor
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
Euro Notes	Refers collectively to the 2031 Euro Notes, the 2034 Euro Notes and the 2056 Euro Junior Subordinated Notes
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc. (a credit rating agency)
GAAP	Generally accepted accounting principles of the U.S.
I.R.S.	U.S. Internal Revenue Service
kV	Kilovolts
kW	kilowatt
kWh	Kilowatt-hours
LC&I	Large commercial & industrial
LLC Agreement	The Third Amended and Restated Limited Liability Company Agreement of Oncor, dated as of March 9, 2018, by and between Oncor Holdings and Texas Transmission, as amended
Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)

NERC	North American Electric Reliability Corporation
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned (80.25% equity interest) subsidiary of Oncor Holdings
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, which is the direct majority owner (80.25% equity interest) of Oncor and is wholly owned by STIH
Oncor Retirement Plan	Refers to a defined benefit pension plan sponsored by Oncor
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor and Oncor’s direct and indirect subsidiaries
OPEB	Other postretirement employee benefits
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(U.S. dollars in millions)
Operating revenues (Note 3)	$2,062	$1,654	$3,786	$3,202
Operating expenses:
Wholesale transmission service	390	367	771	720
Operation and maintenance	455	368	858	738
Depreciation and amortization	352	290	680	577
Provision in lieu of income taxes (Note 9)	93	55	139	94
Taxes other than amounts related to income taxes	154	142	314	289
Total operating expenses	1,444	1,222	2,762	2,418
Operating income	618	432	1,024	784
Other (income) and deductions – net (Note 12)	(47)	(19)	(80)	(32)
Non-operating provision (benefit) in lieu of income taxes	1	-	1	(1)
Interest expense and related charges (Note 12)	236	192	463	377
Net income	$428	$259	$640	$440

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30, 2026 and 2025
	Pre-Tax Amount	(Provision) Benefit in Lieu of Income Taxes	Net-of-Tax Amount
	(U.S. dollars in millions)
2026
Net income	$522	$(94)	$428
Other comprehensive income (loss):
Cash flow hedges	19	(4)	15
Fair value hedges	35	(8)	27
Defined benefit pension plans	2	-	2
Total other comprehensive income (loss)	56	(12)	44
Comprehensive income	$578	$(106)	$472
2025
Net income	$314	$(55)	$259
Other comprehensive income (loss):
Cash flow hedges	(9)	2	(7)
Fair value hedges	(25)	5	(20)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(33)	7	(26)
Comprehensive income	$281	$(48)	$233

	Six months ended June 30, 2026 and 2025
	Pre-Tax Amount	(Provision) Benefit in Lieu of Income Taxes	Net-of-Tax Amount
	(U.S. dollars in millions)
2026
Net income	$780	$(140)	$640
Other comprehensive income (loss):
Cash flow hedges	19	(4)	15
Fair value hedges	32	(7)	25
Defined benefit pension plans	3	-	3
Total other comprehensive income (loss)	54	(11)	43
Comprehensive income	$834	$(151)	$683
2025
Net income	$533	$(93)	$440
Other comprehensive income (loss):
Cash flow hedges	(23)	5	(18)
Fair value hedges	(39)	7	(32)
Defined benefit pension plans	2	-	2
Total other comprehensive (loss) income	(60)	12	(48)
Comprehensive income	$473	$(81)	$392

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$640	$440
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	793	659
Provision in lieu of deferred income taxes – net	122	77
Changes in operating assets and liabilities:
Accounts receivable	(201)	(48)
Surcharge receivable	(197)	-
Inventories	(191)	(79)
Accounts payable – trade	112	24
Regulatory assets – recoverable SRP (Note 2)	(105)	(70)
Regulatory assets – recoverable UTM (Note 2)	(171)	(19)
Regulatory assets – self-insurance reserve costs incurred (Note 2)	(86)	(146)
Regulatory under/over recoveries – net (Note 2)	18	6
Customer deposits	118	33
Pension and OPEB Plans	(31)	(132)
Accrued interest	-	24
Other – assets	(103)	(102)
Other – liabilities	(66)	(73)
Cash provided by operating activities	652	594
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	2,130	3,105
Repayments of senior secured notes (Note 5)	(238)	(350)
Issuances of junior subordinated unsecured notes (Note 5)	986	-
Borrowings under term loan credit agreement	475	-
Repayments under term loan credit agreement	(775)	-
Borrowings under AR Facility (Note 5)	150	510
Repayments under AR Facility (Note 5)	(475)	(510)
Payment for senior secured notes extinguishment (Note 5)	-	(441)
Net change in short-term borrowings (Note 4)	-	(594)
Capital contributions from members (Note 7)	1,851	1,210
Distributions to members (Note 7)	(572)	(354)
Debt discount, premium, financing and reacquisition costs – net	(29)	(38)
Cash provided by financing activities	3,503	2,538
Cash flows – investing activities:
Capital expenditures	(4,150)	(2,821)
Sales and use tax audit settlement refund (Note 6)	17	-
Other – net	42	22
Cash used in investing activities	(4,091)	(2,799)
Net change in cash, cash equivalents and restricted cash	64	333
Cash, cash equivalents and restricted cash – beginning balance	719	262
Cash, cash equivalents and restricted cash – ending balance	$783	$595

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2026	2025
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$24	$87
Restricted cash, current (Note 1)	8	11
Accounts receivable – net (Note 12)	1,463	1,048
Amounts receivable from members related to income taxes (Note 9)	5	48
Materials and supplies inventories – at average cost	882	690
Prepayments and other current assets (Note 12)	188	140
Total current assets	2,570	2,024
Restricted cash, noncurrent (Note 1)	751	621
Investments and other property (Note 12)	219	203
Property, plant and equipment – net (Note 12)	41,240	37,834
Goodwill (Notes 1 and 12)	4,740	4,740
Regulatory assets (Note 2)	2,293	2,049
Right-of-use operating lease assets	298	265
Other noncurrent assets (Note 12)	64	59
Total assets	$52,175	$47,795
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Accounts payable – trade	$1,429	$1,332
Amounts payable to members related to income taxes (Note 9)	19	31
Accrued taxes other than amounts related to income	198	296
Accrued interest	216	216
Long-term debt, current (Note 5)	5	-
Operating lease and other current liabilities (Note 6)	375	409
Total current liabilities	2,242	2,284
Long-term debt, noncurrent (Note 5)	21,188	19,043
Liability in lieu of deferred income taxes (Note 9)	3,020	2,841
Regulatory liabilities (Note 2)	3,006	3,034
Employee benefit plan obligations (Note 8)	1,246	1,275
Operating lease obligations	266	239
Other noncurrent obligations (Note 12)	877	711
Total liabilities	31,845	29,427
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at June 30, 2026 and December 31, 2025 – 635,000,000	20,515	18,596
Accumulated other comprehensive loss	(185)	(228)
Total membership interests	20,330	18,368
Total liabilities and membership interests	$52,175	$47,795

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

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At June 30, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

We use cross-currency swaps, designated as fair value hedges, to help mitigate the foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments. Our existing cross-currency swaps exchange our foreign currency denominated principal payments due at maturity under the 2031 Euro Notes, the 2034 Euro Notes, the 2035 CAD Notes, and the 2033 AUD Notes into U.S. dollar-denominated notional amounts and swap the foreign currency denominated fixed interest rates for U.S. dollar-denominated fixed interest rates. We also have existing cross-currency swaps related to the 2056 Euro Junior Subordinated Notes that exchange our foreign currency denominated payments due from original issuance to November 26, 2031 (such date being the First Interest Reset Date) into U.S. dollar-denominated notional amounts.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At June 30,	At December 31,
	2026	2025
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$24	$87
Restricted cash, current (a)	8	11
Restricted cash, noncurrent (a)	751	621
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$783	$719

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

2. REGULATORY MATTERS

Regulatory Proceedings

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306)

On April 17, 2026, the PUCT issued an order approving the terms of the unopposed comprehensive rate case settlement among the parties to the proceeding. The order provides for an annual revenue requirement of approximately $6.97 billion, representing an increase of $560 million, or 8.7%, over our adjusted annualized revenues provided in the rate application. Moreover, the order also provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized return on equity of 9.75%, and an authorized cost of debt of 4.94%. In addition, the order provides for (i) a self-insurance reserve with an annual accrual amount in rates of $200 million for storm costs and other self-insured losses, an increase from the $122 million self-insurance reserve annual accrual amount formerly recovered in rates, as well as (ii) a five-year amortization period for applicable regulatory assets and liabilities, excluding rate case expenses, year-end 2024 deferred SRP costs, and excess accumulated deferred income taxes. The new rates implementing the terms of the order took effect on June 1, 2026.

Under a prior settlement regarding interim rates, we are permitted to surcharge the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026, the effective date of the new rates. We filed the surcharge in a separate compliance filing on June 9, 2026, and our requested surcharge took effect on August 1, 2026. The surcharge reflects approximately $212 million of unbilled revenues ($169 million in distribution base revenue and $43 million in transmission base revenue) that will be recovered in rates through the end of the year. We recognized $181 million ($155 million in distribution base revenue and $26 million in transmission third-party base revenue) of the total $212 million unbilled surcharge revenue in the second quarter of 2026 in accordance with ASC 606.

Capital Tracker Filings

PUCT rules allow for interim rate adjustments for capital trackers that allow utilities to recover, subject to reconciliation, the cost of certain investments before a comprehensive base rate review. We can request capital tracker interim rate adjustments each year through the filing of either (i) through 2035, a single UTM application (subject to meeting annual eligibility requirements) or (ii) up to two TCOS capital tracker applications to reflect changes in transmission-related capital investments and up to two DCRF capital tracker applications to reflect changes in distribution-related capital investments. The UTM allows qualifying electric utilities to (i) apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments, as an alternative to separate DCRF and TCOS capital tracker filings, and (ii) defer to a regulatory asset costs associated with UTM eligible capital investments. Qualifying electric utilities consist of utilities that (i) operate solely inside ERCOT, (ii) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of the PBRP, and (iii) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation.

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

In anticipation of filing our second UTM application in 2027, we recorded $102 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments not presently in rates and recognized a corresponding $102 million in other regulated revenues in the three months ended June 30, 2026. We recorded $200 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments not presently in rates and recognized a corresponding $200 million in other regulated revenues in the six months ended June 30, 2026, whereas for the three and six months ended June 30, 2025, we recorded $19 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments and recognized a corresponding $19 million in other regulated revenues. The regulatory asset deferrals related to UTM-eligible capital investments exclude a portion of the revenue requirement that has not yet been recognized. These additional amounts are expected to be included and recovered through future UTM applications. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the UTM.

As our pending UTM application requests recovery of costs related to eligible capital investments in 2025, we anticipate our next UTM application will include deferred costs related to those 2025 investments from January 1, 2026 through the effective date of new rates established in Docket No. 59249. As a result, we continue to record regulatory assets and recognize corresponding revenues related to those investments.

SRP (PUCT Docket No. 56545)

In November 2024, the PUCT approved our SRP (PUCT Docket No. 56545), which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The SRP provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated SRP for a future period beginning with 2028 or (ii) included in any subsequent update to the SRP as part of that updated SRP’s first year of spend. We began implementing the approved plan in the fourth quarter of 2024 and are recognizing the recoverable distribution-related operation and maintenance expenses, depreciation expenses, debt carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim rate adjustments or base rate proceedings. For the three months ended June 30, 2026, and 2025, respectively, we recorded $56 million and $43 million in regulatory assets for distribution-related SRP costs and recognized a corresponding $56 million and $43 million in other regulated revenues related to the distribution-related SRP. For the six months ended June 30, 2026, and 2025, respectively, we recorded $107 million and $70 million in regulatory assets for distribution-related SRP costs and recognized a corresponding $107 million and $70 million in other regulated revenues related to the distribution-related SRP. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the SRP.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at June 30, 2026.

	Remaining Rate Recovery/Amortization Period in Effect
	At June 30, 2026	At June 30, 2026	At December 31, 2025
Regulatory assets:
Employee retirement liability (a)(b)(d)	To be determined	$186	$192
Employee retirement costs being amortized	Not applicable	-	32
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	144	131
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	869	219
Self-insurance reserve costs incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	265	936
Debt reacquisition costs	Lives of related debt	2	3
Under-recovered advanced metering system costs being amortized	5 years	26	32
Recoverable SRP (c)	To be determined	287	183
Recoverable UTM (c)	To be determined	304	104
Energy efficiency program utility incentives (formerly “performance bonus”) (a)	Approximately 1 year	16	33
Wholesale distribution substation service costs being amortized	5 years	55	35
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	Not applicable	-	28
Expenses related to Coronavirus Disease 2019 (b)	5 years	16	19
Recoverable deferred income taxes	Various	93	76
Uncollectible payments from REPs	Various	5	7
Other regulatory assets	Various	25	19
Total regulatory assets		2,293	2,049

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,675	1,623
Excess deferred taxes	Primarily over lives of related assets	1,153	1,182
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	84	96
Unamortized gain on reacquisition of debt and senior secured notes extinguishment	Lives of related debt	23	23
Employee retirement costs over-recovered being refunded	5 years	65	15
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	4	93
Other regulatory liabilities	Various	2	2
Total regulatory liabilities		3,006	3,034
Net regulatory liabilities		$(713)	$(985)

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

Reconcilable Tariffs

The PUCT has designated certain tariffs (primarily TCRF, EECRF, rate case expense riders, mobile generation riders and interim surcharge riders) as reconcilable, which means the differences between amounts billed under these tariffs and the related incurred costs are deferred as either regulatory assets or regulatory liabilities. Accordingly, at prescribed intervals, future tariffs are adjusted to either collect regulatory assets or refund regulatory liabilities.

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

Alternative Revenue Program Revenues

(Energy Efficiency Program Utility Incentive Revenues)

The PUCT has implemented an incentive program allowing us to earn energy efficiency program incentives by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related utility incentive revenues are considered alternative revenue program revenues under ASC 980. Annual utility incentives are generally recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. No revenue related to an alternative revenue program was recorded in the six months ended June 30, 2026 and 2025.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)(b)	$507	$387	$860	$762
LC&I (a)(c)	451	335	795	667
Other (a)(d)	45	32	76	62
Total distribution base revenues	1,003	754	1,731	1,491
Transmission base revenues (TCOS revenues)
Third-party wholesale customers (a)	310	280	590	533
REPs serving Oncor distribution customers, through TCRF	157	155	311	295
Total TCOS revenues	467	435	901	828
Other miscellaneous revenues	28	25	50	48
Total revenues from contracts with customers	1,498	1,214	2,682	2,367
Other regulated revenues
SRP revenues (e)	56	43	107	70
UTM revenues (f)	102	19	200	19
Total other regulated revenues	158	62	307	89
Total revenues contributing to earnings	1,656	1,276	2,989	2,456

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	390	367	771	720
EECRF and other revenues	16	11	26	26
Total revenues collected for pass-through expenses	406	378	797	746
Total operating revenues	$2,062	$1,654	$3,786	$3,202

__________

(a)Includes unbilled revenues recognized in the second quarter of 2026 as a result of the surcharge relating to our comprehensive base rate review. See Note 2 for more information on the comprehensive base rate review and surcharge.

(b)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(c)Depending on size and annual load factor, distribution base revenues from LC&I customers are generally based either on actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

(d)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

(e)Includes revenues recognized for recoverable costs associated with distribution-related SRP, including operation and maintenance expense, depreciation expense, debt carrying costs on unrecovered balances and related taxes.

(f)Includes revenues recognized for recoverable costs associated with UTM eligible transmission and distribution capital investments, including depreciation expense, debt carrying costs on unrecovered balances and related taxes.

Customers

At June 30, 2026, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our wholesale transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 20% and 16%, respectively, of our total operating revenues for the three months ended June 30, 2026, and 22% and 18%, respectively, of our total operating revenues for the six months ended June 30, 2026. No other customer represented more than 10% of our total operating revenues during such periods.

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

Pass-through Expenses

Revenues equal to expenses that are allowed to be passed through to customers (primarily third-party wholesale transmission service and energy efficiency program costs) are recognized at the time the expense is recognized. Franchise taxes are assessed by local governmental bodies based on kWh delivered and are not a “pass-through” item. The rates we charge customers are intended to recover the franchise taxes, but we are not acting as an agent to collect the taxes from customers; therefore, franchise taxes are reported as a principal component of “taxes other than amounts related to income taxes” instead of a reduction to “revenues” in the income statement.

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused borrowing capacity under the $2B Credit Facility and CP Program at June 30, 2026 and December 31, 2025:

	At June 30,	At December 31,
	2026	2025
$2B Credit Facility borrowing capacity	$2,000	$2,000
Less:
$2B Credit Facility outstanding borrowings	-	-
CP Notes outstanding	-	-
Total available unused short-term borrowing capacity	$2,000	$2,000

$2B Credit Facility

Our unsecured revolving $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2031. We have the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. We also have the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. Borrowings under the $2B Credit Facility, if any, are classified as short-term on the balance sheet.

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

5. LONG-TERM DEBT

Our long-term debt instruments consist of U.S. dollar-denominated, euro-denominated, Canadian dollar-denominated and Australian dollar-denominated fixed rate senior secured notes, euro-denominated fixed rate junior subordinated unsecured notes, variable rate senior secured debt under the AR Facility, and variable rate senior unsecured debt under the $1B Credit Facility, the $500M Credit Facility, and the Term Loan Credit Agreement.

The following table is a summary of our outstanding long-term debt at June 30, 2026 and December 31, 2025:

	At June 30,	At December 31,
	2026	2025
Fixed Rate Senior Secured Notes (a):
Total U.S. dollar-denominated fixed rate senior secured notes (b)	$17,083	$15,721
Euro-denominated fixed rate senior secured notes:
3.50% Senior Secured Notes due May 15, 2031 measured at issuance	542	542
3.625% Senior Secured Notes due June 15, 2034 measured at issuance	805	805
2031 Euro Notes and 2034 Euro Notes remeasurement adjustments (c)	24	62
Total euro-denominated fixed rate senior secured notes	1,371	1,409
Canadian dollar-denominated fixed rate senior secured notes:
4.20% Senior Secured Notes due October 1, 2035 measured at issuance	361	361
2035 CAD Notes remeasurement adjustments (d)	(9)	3
Total Canadian dollar-denominated fixed rate senior secured notes	352	364
Australian dollar-denominated fixed rate senior secured notes:
5.70% Senior Secured Notes due June 24, 2033 measured at issuance	530	-
2033 AUD Notes remeasurement adjustments (e)	(11)	-
Total Australian dollar-denominated fixed rate senior secured notes	519	-
Total fixed rate senior secured notes	19,325	17,494

Fixed Rate Junior Subordinated Unsecured Notes (f):
Euro-denominated fixed rate junior subordinated unsecured notes:
4.55% Junior Subordinated Notes due November 26, 2056 measured at issuance	986	-
2056 Euro Junior Subordinated Notes remeasurement adjustments (g)	(15)	-
Total euro-denominated fixed rate junior subordinated unsecured notes	971	-

Variable Rate Senior Secured Debt:
AR Facility due May 4, 2029	-	325
Variable Rate Senior Unsecured Debt:
$500M Credit Facility due February 21, 2027	480	480
Term Loan Credit Agreement due March 1, 2027	625	925
Total variable rate senior debt	1,105	1,730

Total long-term debt	21,401	19,224
Unamortized discount, premium and debt issuance costs	(208)	(181)
Total carrying amount of debt	21,193	19,043
Less long-term debt, current (h)	(5)	-
Total carrying amount of long-term debt, noncurrent	$21,188	$19,043

___________

(a)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

(b)See the following table for details of our outstanding U.S. dollar-denominated fixed rate senior secured notes.

(c)The remeasurement of the 2031 Euro Notes and 2034 Euro Notes at June 30, 2026, was calculated based on the exchange rate of €1.00 to $1.1422. The remeasurement at December 31, 2025 was calculated based on the exchange rate of €1.00 to $1.1739.

(d)The remeasurement of the 2035 CAD Notes at June 30, 2026, was calculated based on the exchange rate of C$1.00 to $0.7044. The remeasurement at December 31, 2025 was calculated based on the exchange rate of C$1.00 to $0.7287.

(e)The remeasurement of the 2033 AUD Notes at June 30, 2026, was calculated based on the exchange rate of A$1.00 to $0.6919.

(f)Our junior subordinated notes are our general unsecured subordinated obligations and rank junior in right of payment to all of our existing and future senior indebtedness.

(g)The remeasurement of the 2056 Euro Junior Subordinated Notes at June 30, 2026, was calculated based on the exchange rate of €1.00 to $1.1422.

(h)At June 30, 2026, the aggregate principal amounts outstanding under (i) the 4.50% Senior Secured Notes due March 20, 2027, (ii) the $500M Credit Facility, and (iii) the Term Loan Credit Agreement are due within the next 12 months. At June 30, 2026, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligations through the then-available capacity of the AR Facility and the $1B Credit Facility resulted in $1.6 billion of the debt balance being classified as long-term debt, noncurrent.

At June 30, 2026 and December 31, 2025, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At June 30,	At December 31,
	2026	2025
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
3.86% Senior Secured Notes, Series B, due January 14, 2026	$-	$38
5.50% Senior Secured Notes, Series C, due May 1, 2026	-	200
4.50% Senior Secured Notes due March 20, 2027	500	500
4.30% Senior Secured Notes due May 15, 2028	600	600
3.70% Senior Secured Notes due November 15, 2028	650	650
5.75% Senior Secured Notes due March 15, 2029	318	318
5.00% Senior Secured Notes, Series F, due May 1, 2029	100	100
5.15% Senior Secured Notes, Series H, due May 1, 2029	250	250
4.65% Senior Secured Notes due November 1, 2029	650	650
2.75% Senior Secured Notes due May 15, 2030	700	700
4.50% Senior Secured Notes due March 15, 2031	750	-
5.34% Senior Secured Notes, Series D, due May 1, 2031	100	100
7.00% Senior Secured Notes due May 1, 2032	494	494
4.15% Senior Secured Notes due June 1, 2032	400	400
4.55% Senior Secured Notes due September 15, 2032	700	700
7.25% Senior Secured Notes due January 15, 2033	323	323
5.65% Senior Secured Notes due November 15, 2033	800	800
5.59% Senior Secured Notes, Series I, due May 1, 2034	150	150
5.35% Senior Secured Notes due April 1, 2035	650	650
5.45% Senior Secured Notes, Series E, due May 1, 2036	100	100
7.50% Senior Secured Notes due September 1, 2038	300	300
5.25% Senior Secured Notes due September 30, 2040	475	475
4.55% Senior Secured Notes due December 1, 2041	400	400
5.30% Senior Secured Notes due June 1, 2042	348	348
3.75% Senior Secured Notes due April 1, 2045	550	550
3.80% Senior Secured Notes due September 30, 2047	325	325
4.10% Senior Secured Notes due November 15, 2048	450	450
3.80% Senior Secured Notes due June 1, 2049	500	500
3.10% Senior Secured Notes due September 15, 2049	700	700
3.70% Senior Secured Notes due May 15, 2050	400	400
2.70% Senior Secured Notes due November 15, 2051	500	500
4.60% Senior Secured Notes due June 1, 2052	400	400
4.95% Senior Secured Notes due September 15, 2052	900	900
5.35% Senior Secured Notes due October 1, 2052	300	300
5.49% Senior Secured Notes, Series G, due May 1, 2054	50	50
5.55% Senior Secured Notes due June 15, 2054	750	750
5.80% Senior Secured Notes due April 1, 2055	650	650
5.90% Senior Secured Notes due March 15, 2056	850	-
Total U.S. dollar-denominated fixed rate senior secured notes	$17,083	$15,721

Senior Secured Notes Activities

Senior Secured Notes Issuances

Issuance of Senior Secured Notes Under Indenture (2031 Notes/2056 Notes)

On March 17, 2026, we issued (i) $750 million aggregate principal amount of our 4.50% Senior Secured Notes due 2031 (2031 Notes) and (ii) $850 million aggregate principal amount of our 5.90% Senior Secured Notes due 2056 (2056 Notes, and together with the 2031 Notes, the Notes Issued March 2026). The Notes Issued March 2026 were issued under one of our existing indentures and are secured pursuant to the Deed of Trust.

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

Issuance of the 2033 AUD Notes

On June 24, 2026, we issued A$750 million aggregate principal amount of our 5.70% Senior Secured Notes due June 24, 2033. The 2033 AUD Notes were issued pursuant to Oncor’s Australian dollar note issuance program and are secured pursuant to the Deed of Trust. The program is a non-underwritten debt issuance program under which, subject to applicable laws, regulations and directives, we may elect to issue secured senior notes and other debt securities in the form of, without limitation, notes in the Australian wholesale debt capital market in registered uncertificated form.

The 2033 AUD Notes bear interest at a rate of 5.70% per annum and mature on June 24, 2033. Interest on the 2033 AUD Notes accrues from June 24, 2026 and will be payable semi-annually on June 24 and December 24 of each year, and at maturity, beginning on December 24, 2026. At any time prior to March 24, 2033, we may redeem the 2033 AUD Notes in whole or in part, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. At any time on or after March 24, 2033, we may redeem the 2033 AUD Notes in whole or in part, at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to but excluding the date fixed for redemption. We may also redeem the 2033 AUD Notes for cash in whole, but not in part, at the redemption price equal to 100% of the principal amount of the 2033 AUD Notes, plus accrued and unpaid interest, if certain tax events occur that would obligate us to pay certain additional amounts on the 2033 AUD Notes. Further, in the event that we were to purchase an amount of the 2033 AUD Notes equal to or in excess of 80% of the aggregate principal amount of the 2033 AUD Notes, we may redeem the remaining 2033 AUD Notes in whole, but not in part, at any time at their principal amount, plus accrued and unpaid interest.

Our Australian dollar-denominated fixed rate payment obligations under the 2033 AUD Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2033 AUD Notes that are due in Australian dollars. As a result of the cross-currency swaps, the U.S. dollar principal amount due on the 2033 AUD Notes at maturity will be $530 million, and the all-in U.S. dollar fixed rate coupon on the 2033 AUD Notes is 5.172%. See Note 10 for more information on our cross-currency swaps activities.

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

Junior Subordinated Unsecured Notes Activities

Issuance of 2056 Euro Junior Subordinated Notes Under Junior Subordinated Indenture

On May 26, 2026, we entered into a junior subordinated indenture and issued €850 million aggregate principal amount of our 2056 Euro Junior Subordinated Notes under that indenture. The 2056 Euro Junior Subordinated Notes are general unsecured subordinated obligations and will rank junior in right of payment to all of our existing and future senior indebtedness.

The 2056 Euro Junior Subordinated Notes bear interest at a rate of 4.55% per annum and mature on November 26, 2056. The 2056 Euro Junior Subordinated Notes will bear interest (i) from, and including, the original issuance date to, but not including, First Interest Reset Date at an annual rate of 4.55%, (ii) from, and including, First Interest Reset Date to, but not including, November 26, 2036 at an annual rate equal to the euro mid-market swap reference rate for a term of five years on the day which is two business days preceding the applicable Interest Reset Date (as defined below) (Five-Year Swap Rate) plus 1.534% (Initial Margin), (iii) during each Interest Reset Date from, and including, the November 26, 2036 to, but not including, November 26, 2051, at an annual rate equal to the applicable Five-Year Swap Rate plus the Initial Margin plus 0.25%, and (iv) during the period from, and including, November 26, 2051 to, but not including, the maturity date, at an annual rate equal to the applicable Five-Year Swap Rate plus the Initial Margin plus 1.00%. The interest rate on the 2056 Euro Junior Subordinated Notes will reset on the First Interest Reset Date and on each fifth anniversary thereof (each, an Interest Reset Date). Interest on the 2056 Euro Junior Subordinated Notes will accrue from the date of the original issuance and will be payable on November 26 of each year, beginning November 26, 2026.

Our euro-denominated fixed rate payment obligations under the 2056 Euro Junior Subordinated Notes were effectively converted for the period from May 26, 2026 to the First Interest Reset Date to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange rate risk associated with the payments made under the 2056 Euro Junior Subordinated Notes in euros during the time period. As a result of the cross-currency swaps, the U.S. dollar principal amount that would be due on the 2056 Euro Junior Subordinated Notes at the First Interest Reset Date will be $986 million. The all-in U.S. dollar fixed rate coupon on the 2056 Euro Junior Subordinated Notes is 5.985%. See Note 10 for more information on our cross-currency swaps activities.

We may redeem the 2056 Euro Junior Subordinated Notes, in whole, but not in part, at our option before their maturity at a price equal to 100% of the principal amount, plus accrued and unpaid interest, on any day in the period commencing on, and including, August 28, 2031 and ending on, and including, the First Interest Reset Date and on any interest payment date after the First Interest Reset Date. We also have the option to redeem the 2056 Euro Junior Subordinated Notes, in whole, but not in part, upon the occurrence of certain tax events, rating agency events, or substantial purchase events.

Long-Term Revolving Facilities

Our long-term revolving borrowing capacity includes the borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility. The following table reflects available long-term borrowing capacities under the AR Facility, the $500M Credit Facility and the $1B Credit Facility at June 30, 2026 and December 31, 2025:

	At June 30,	At December 31,
	2026	2025
Available unused borrowing capacity under AR Facility (a)	$600	$175
Available unused borrowing capacity under the $500M Credit Facility (b)	20	20
Available unused borrowing capacity under the $1B Credit Facility	1,000	1,000
Total available unused long-term borrowing capacity	$1,620	$1,195

___________

(a)On July 30, 2026, we borrowed $75 million under the AR Facility.

(b)All the borrowings under the $500M Credit Facility have a maturity date of February 21, 2027.

AR Facility

Oncor and our bankruptcy-remote special purpose entity Receivables LLC, a wholly owned subsidiary of Oncor, established the AR Facility, a revolving accounts receivable securitization facility. Under the terms of the AR Facility, Oncor sells or contributes all of its existing and future accounts receivable from REPs and certain related rights to Receivables LLC as contemplated by the terms of the AR Facility. Receivables LLC then pledges those REP receivables and related rights to the lenders under the AR Facility as collateral for borrowings. Oncor serves as servicer of the AR Facility and receives a fee from Receivables LLC equal to 1.00% per annum of the aggregate unpaid balance of receivables as of the last day of each settlement period. On May 5, 2026, the AR Facility was amended to, among other things, extend the scheduled termination date to May 4, 2029 from April 28, 2028.

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

The following table summarizes the borrowings and repayments under the AR Facility in the six months ended June 30, 2026:

Borrowing (Repayment) Amounts
Balance outstanding at December 31, 2025	$325
Borrowing on January 29, 2026	150
Repayment on March 17, 2026	(475)
Balance outstanding at June 30, 2026	$-

At June 30, 2026, the borrowing base for the AR Facility was $600 million and there were no borrowings outstanding under the AR Facility. On July 30, 2026, we borrowed $75 million under the AR Facility.

$500M Credit Facility

Our unsecured revolving $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. We have the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. We also have the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

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

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at June 30, 2026. The remaining borrowing capacity was $20 million at June 30, 2026.

$1B Credit Facility

Our unsecured revolving $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2029. We have the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. We also have the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals.

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

At June 30, 2026, there were no borrowings outstanding under the $1B Credit Facility.

Term Loan Credit Agreement

Our unsecured $1.4 billion Term Loan Credit Agreement matures on March 1, 2027. On December 26, 2025, we borrowed $925 million aggregate principal amount, and on January 29, 2026, we borrowed the remaining $475 million aggregate principal amount under the Term Loan Credit Agreement. Following the borrowing in January 2026, no additional amounts remained available for borrowing under the Term Loan Credit Agreement. On March 17, 2026 and March 31, 2026, we repaid $500 million and $275 million, respectively, of the aggregate principal amount outstanding under the Term Loan Credit Agreement. At June 30, 2026, there were $625 million in borrowings outstanding under the Term Loan Credit Agreement.

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

Fair Value of Long-Term Debt

At June 30, 2026 and December 31, 2025, the estimated fair value of our long-term debt (net of unamortized discount, premium, and debt issuance costs) totaled $20.152 billion and $18.176 billion, respectively, and the carrying amount totaled $21.193 billion and $19.043 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices, materials distribution centers and service centers. Our leases are accounted for as operating leases for GAAP purposes. At June 30, 2026, we also had $2 million in operating leases for temporary emergency electric energy facilities that are treated as finance leases solely for rate-making purposes as required by PURA. Operating lease costs that are not capitalized are generally recognized as operating expenses on a straight-line basis over the lease term. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2025 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of June 30, 2026, the Texas State Comptroller’s office was conducting one sales and use tax audit for the audit period covering January 2018 through December 2022. While the outcome of this ongoing audit is uncertain, based on our analysis, we do not expect that the ultimate resolution of this ongoing audit will have a material adverse effect on our financial position, results of operations, or cash flows.

During the second quarter of 2026, we received a $27 million sales and use tax audit settlement refund from the Texas Comptroller of Public Accounts associated with a previously settled audit covering the July 2013 through December 2017 audit period. Of the total refund received during the second quarter of 2026, $17 million was reflected as an investing cash inflow in the Condensed Statements of Consolidated Cash Flows.

Contractual Purchase Obligations

At June 30, 2026, we had contractual purchase obligations in the amount of $150 million under outsourcing agreements over the five-year period from 2026 through 2030.

7. MEMBERSHIP INTERESTS

Capital Contributions

We received cash capital contributions from our members of $760 million on July 29, 2026. In the six months ended June 30, 2026, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 12, 2026	$1,091
April 29, 2026	$760

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

On April 17, 2026, the PUCT issued an order in our 2025 comprehensive base rate review (PUCT Docket No. 58306) that revises our regulatory capital structure to 56.5% debt to 43.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, discounts, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At June 30, 2026, our regulatory capitalization was 56.0% debt to 44.0% equity and as a result we had $339 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On July 28, 2026, our board of directors declared, and we paid, a cash distribution of $285 million. In the six months ended June 30, 2026, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 11, 2026	February 11, 2026	$286
April 28, 2026	April 28, 2026	$286

Membership Interests

The following tables present the changes to membership interests during the three and six months ended June 30, 2026 and 2025, net of tax:

	Three Months Ended June 30, 2026 and 2025
	Capital Account	AOCI	Total Membership Interests
Balance at March 31, 2026	$19,613	$(229)	$19,384
Net income	428	-	428
Capital contributions from members	760	-	760
Distributions to members	(286)	-	(286)
Other comprehensive income (loss)	-	44	44
Balance at June 30, 2026	$20,515	$(185)	$20,330

	Capital Account	AOCI	Total Membership Interests
Balance at March 31, 2025	$16,423	$(206)	$16,217
Net income	259	-	259
Capital contributions from members	605	-	605
Distributions to members	(177)	-	(177)
Other comprehensive (loss) income	-	(26)	(26)
Balance at June 30, 2025	$17,110	$(232)	$16,878

	Six Months Ended June 30, 2026 and 2025
	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2025	$18,596	$(228)	$18,368
Net income	640	-	640
Capital contributions from members	1,851	-	1,851
Distributions to members	(572)	-	(572)
Other comprehensive income (loss)	-	43	43
Balance at June 30, 2026	$20,515	$(185)	$20,330

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2024	$15,814	$(184)	$15,630
Net income	440	-	440
Capital contributions from members	1,210	-	1,210
Distributions to members	(354)	-	(354)
Other comprehensive (loss) income	-	(48)	(48)
Balance at June 30, 2025	$17,110	$(232)	$16,878

AOCI

The following tables present the changes to AOCI, net of tax, during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026 and 2025
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at March 31, 2026	$(93)	$(136)	$(229)
OCI before reclassifications	41	-	41
Amounts reclassified from AOCI (a)	1	2	3
Net OCI	42	2	44
Balance at June 30, 2026	$(51)	$(134)	$(185)

Balance at March 31, 2025	$(64)	$(142)	$(206)
OCI before reclassifications	(28)	-	(28)
Amounts reclassified from AOCI (a)	1	1	2
Net OCI	(27)	1	(26)
Balance at June 30, 2025	$(91)	$(141)	$(232)

	Six Months Ended June 30, 2026 and 2025
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at December 31, 2025	$(91)	$(137)	$(228)
OCI before reclassifications	38	-	38
Amounts reclassified from AOCI (a)	2	3	5
Net OCI	40	3	43
Balance at June 30, 2026	$(51)	$(134)	$(185)

Balance at December 31, 2024	$(41)	$(143)	$(184)
OCI before reclassifications	(52)	-	(52)
Amounts reclassified from AOCI (a)	2	2	4
Net OCI	(50)	2	(48)
Balance at June 30, 2025	$(91)	$(141)	$(232)

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and six months ended June 30, 2026 and 2025, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net pension costs:
Service cost	$7	$6	$14	$12
Interest cost (a)	32	32	64	64
Expected return on assets (a)	(29)	(30)	(58)	(60)
Amortization of net loss (a)	7	2	14	4
Net pension costs	17	10	34	20
Net adjustments (b)	(12)	(3)	(22)	(7)
Net pension costs recognized as operation and maintenance expense or other deductions	$5	$7	$12	$13

Components of net OPEB costs:
Service cost	$1	$-	$2	$1
Interest cost (a)	8	9	16	17
Expected return on assets (a)	(2)	(2)	(4)	(4)
Amortization of net loss (a)	(2)	(2)	(4)	(4)
Net OPEB costs	5	5	10	10
Net adjustments (b)	(2)	(3)	(5)	(6)
Net OPEB costs recognized as operation and maintenance expense or other deductions	$3	$2	$5	$4

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $58 million and $11 million, respectively, during the six months ended June 30, 2026. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $43 million and $10 million, respectively, during the remainder of 2026. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At June 30, 2026			At December 31, 2025
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(4)	$(1)	$(5)	$(38)	$(10)	$(48)
Texas margin tax payable	19	-	19	31	-	31
Net payable (receivable)	$15	$(1)	$14	$(7)	$(10)	$(17)

Cash payments (receipts) made to members related to income taxes in the six months ended June 30, 2026 and 2025 consisted of the following:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$(35)	$(8)	$(43)	$-	$-	$-
Texas margin tax	30	-	30	28	-	28
Total payments (receipts)	$(5)	$(8)	$(13)	$28	$-	$28

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $5 million and $4 million in the three months ended June 30, 2026 and 2025, respectively, and $10 million and $8 million in the six months ended June 30, 2026 and 2025, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the six months ended June 30, 2026 and 2025.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected future debt financings. We use derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks.

Interest Rate Derivatives

We use interest rate swaps, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At June 30, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

We may designate an interest rate swap as a cash flow hedge if it effectively converts anticipated cash flows associated with interest payments to a fixed dollar amount. Designating interest rate swaps as cash flow hedges depends on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that the future cash flows of interest payments may vary, and other criteria.

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

Interest Rate Hedge Transactions

In April 2025, we began entering into a series of interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2029. In the first quarter of 2026, a portion of such interest rate swaps were settled upon the issuance of our 2031 Notes and 2056 Notes and a $4 million ($3 million net of tax) net fair value loss was realized and recorded in OCI. The AOCI is reclassified into net income as an increase in interest expense over the life of the 2031 Notes and the first ten years of the life of the 2056 Notes, respectively. In the three and six months ended June 30, 2026, we recorded a $17 million ($14 million net of tax) net unrealized fair value gain and a $20 million ($16 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI, respectively.

The table below summarizes the outstanding interest rate swaps at June 30, 2026:

	Aggregate Notional Amounts	Range of Locked Fixed Rates	Range of Estimated Settlement Years
Interest rate swaps	$3,915	3.53% ~ 4.30%	2026 ~ 2029

There was approximately $5 million in net losses recorded in AOCI at June 30, 2026 related to the interest rate swaps, to be reclassified into net income as an increase to interest expense within the next 12 months.

Foreign Currency Derivatives

We are exposed to foreign currency exchange rate risk as a result of the use of foreign currency denominated financing instruments. We have and may continue to utilize cross-currency swaps to help mitigate the exposure related to foreign currency denominated debt that we have issued or may issue in the future. Our existing cross-currency swaps exchange our euro-denominated, Canadian dollar-denominated, and Australian dollar-denominated principal payments due at maturity under the 2031 Euro Notes, the 2034 Euro Notes, the 2035 CAD Notes, and the 2033 AUD Notes, into U.S. dollar-denominated notional amounts and swap the foreign currency denominated fixed interest rates for U.S. dollar-denominated fixed interest rates. We also have existing cross-currency swaps related to the 2056 Euro Junior Subordinated Notes that exchange our foreign currency denominated payments due from original issuance to the First Interest Reset Date into U.S. dollar-denominated notional amounts. We currently designate our cross-currency swaps as fair value hedges. In accounting for fair value hedges, the derivative contract is recorded on the balance sheet at fair value. We have elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of our foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of OCI. The fair value loss/gain on cross-currency swaps attributable to foreign currency exchange rates are recognized in the income statement to offset the remeasurement gain/loss on the foreign currency denominated debt attributable to foreign currency exchange rates, resulting in no impact on earnings attributable to changes in the foreign currency exchange rate.

Foreign Currency Exchange Rate Hedge Transactions

On May 26, 2026, we entered into multiple cross-currency swaps, designated as fair value hedges, that effectively converted our euro-denominated fixed rate payment obligations under our 2056 Euro Junior Subordinated Notes with respect to payments to be made during the period from May 26, 2026 to November 26, 2031.

On June 24, 2026, we entered into multiple cross-currency swaps, also designated as fair value hedges, that effectively converted our Australian dollar-denominated fixed rate payment obligations under our 2033 AUD Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In the three and six months ended June 30, 2026, we recorded a $13 million net fair value loss of the cross-currency swaps and $43 million net fair value loss of the cross-currency swaps, respectively. The amount attributable to excluded components was a $35 million ($27 million net of tax) gain and was recorded in OCI in the three months ended June 30, 2026. The amount attributable to excluded components was a $32 million ($25 million net of tax) gain and was recorded in OCI in the six months ended June 30, 2026.

At June 30, 2026, the following foreign currency derivative contracts designated as fair value hedges of the Euro Notes, the 2035 CAD Notes and the 2033 AUD Notes were outstanding:

							Fair Value Gain (Loss)
							Three Months Ended June 30,		Six Months Ended June 30,
	Notional Amounts (a)	Pay Rates (b)	Receive Amounts (a)		Receive Rates	Maturities	2026	2025	2026	2025
Cross-currency swaps executed in May 2024	$542	5.371%		€500	3.500%	2031	$2	$49	$(7)	$58
Cross-currency swaps executed in June 2025	$805	5.441%		€700	3.625%	2034	$8	$(6)	$(8)	$(6)
Cross-currency swaps executed in September 2025	$361	5.022%	C$	500	4.200%	2035	$1	$-	$(4)	$-
Cross-currency swaps executed in May 2026	$986	5.985%		€850	4.550%	2031 (c)	$(10)	$-	$(10)	$-
Cross-currency swaps executed in June 2026	$530	5.172%	A$	750	5.700%	2033	$(14)	$-	$(14)	$-

___________

(a)Notional amounts reflect the aggregate amounts we received in U.S. dollars upon execution of the cross-currency swaps in exchange for transferring the receive amounts in applicable foreign currency to the counterparties of the cross-currency swaps.

(b)Pay rates reflect the all-in U.S. dollar fixed rate coupons on the U.S. dollar notional amounts, as a result of the cross-currency swaps relating to the Euro Notes, the 2035 CAD Notes and the 2033 AUD Notes.

(c)Our obligations under the euro-denominated fixed-rate 2056 Euro Junior Subordinated Notes were effectively converted for the period from May 26, 2026 to the First Interest Reset Date.

Financial Statement Presentation

Derivative Contract Fair Values and Income Statement Impacts

The table below provides a balance sheet overview of our outstanding derivative assets and liabilities as of June 30, 2026 and December 31, 2025:

		Fair Value of Derivative Assets (Liabilities)
		At June 30,	At December 31,
	Balance Sheet Location	2026	2025
Interest rate swaps	Prepayments and other current assets	$15	$7
	Other noncurrent assets	$14	$6
	Operating lease and other current liabilities	$-	$(7)
	Other noncurrent obligations	$(3)	$-

Cross-currency swaps	Other noncurrent assets	$-	$29
	Other noncurrent obligations	$(35)	$(20)

The table below provides the related income statement impacts of cross-currency swap derivative contracts for the three and six months ended June 30, 2026 and 2025, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2026	2025	2026	2025
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	Other (income) and deductions – net (a)	$48	$(68)	$76	$(91)

____________

(a)The fair value gain/loss on cross-currency swaps attributable to changes in the foreign currency exchange rate were recorded in the same income statement location and offset the loss/gain due to remeasurement of the Euro Notes, 2035 CAD Notes and 2033 AUD Notes, resulting in no impact on earnings attributable to changes in the foreign currency exchange rates. The fair value gain/loss on cross-currency swaps attributable to excluded components were recognized as a component of OCI.

Fair Value Measurements

The fair value of our interest rate swap and cross-currency swap derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. Additionally, the fair values of derivatives designated in hedging relationships include valuation adjustments to appropriately incorporate nonperformance risk for us and/or the respective counterparties. At June 30, 2026, the fair values of derivatives designated in hedging relationships include net $10 million in credit valuation adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment operating revenues (a)	$2,062	$1,654	$3,786	$3,202
Less:
Wholesale transmission service	390	367	771	720
Base operation and maintenance, and administrative expenses (b)	276	258	576	536
SRP operation and maintenance, and administrative expenses	45	43	83	70
Regulatory asset/liability amortization and cost of service accruals (c)	142	74	217	149
Depreciation and amortization	352	290	680	577
Property taxes	79	69	159	139
Gross receipts and franchise taxes	69	68	140	138
Other (income) and deductions (d)	(34)	(17)	(59)	(29)
Provision in lieu of income taxes	94	55	140	93
Interest expense and related charges - net (e)	221	188	439	369
Segment expenses	1,634	1,395	3,146	2,762
Segment net income	$428	$259	$640	$440

_________

(a)Revenues from REP subsidiaries of our two largest customers collectively represented 20% and 16%, respectively, of our total operating revenues for the three months ended June 30, 2026, and 22% and 18%, respectively, of our total operating revenues for the six months ended June 30, 2026. No other customer represented more than 10% of our total operating revenues during such periods.

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

(e)Includes interest expenses and related charges, and net interest and investment income.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Professional fees	$2	$2	$3	$5
Recoverable Pension and OPEB – non-service costs	2	4	6	9
Non-recoverable pension and OPEB	-	-	1	-
AFUDC – equity income	(37)	(22)	(67)	(39)
Interest and investment income – net	(15)	(4)	(24)	(8)
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	48	(68)	76	(91)
(Gain) loss due to remeasurement of foreign currency denominated notes	(48)	68	(76)	91
Other	1	1	1	1
Total other (income) and deductions – net	$(47)	$(19)	$(80)	$(32)

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest	$258	$208	$502	$401
Amortization of discount, premium and debt issuance costs	4	-	8	3
Less AFUDC – capitalized interest portion	(26)	(16)	(47)	(27)
Total interest expense and related charges	$236	$192	$463	$377

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2026	2025
Accounts receivable	$1,294	$1,070
Surcharge receivable	197	-
Less allowance for uncollectible accounts	(28)	(22)
Accounts receivable – net	$1,463	$1,048

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 21% and 18%, respectively, of our accounts receivable balance at June 30, 2026 and 23% and 19%, respectively, of our accounts receivable balance at December 31, 2025. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2026	2025
Insurance prepayments	$53	$28
Local franchise tax prepayments	88	84
Other	47	28
Prepayments and other current assets	$188	$140

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2026	2025
Assets related to employee benefit plans	$208	$192
Non-utility property – land	10	10
Other	1	1
Total investments and other property	$219	$203

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

	At June 30,	At December 31,
	2026	2025
Assets
Cash and cash equivalents	$-	$6
REP Accounts receivable – net	896	677
Income tax receivable	5	3
Total assets	$901	$686

Liabilities
Accrued interest	$-	$1
Long-term borrowings – net	-	325
Total liabilities	$-	$326

Property, Plant and Equipment – Net

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At June 30, 2026	At June 30, 2026	At December 31, 2025
Assets in service:
Distribution	2.8% / 35.1 years	$24,411	$23,148
Transmission	2.4% / 42.2 years	20,321	19,032
Other assets (a)	9.6% / 10.4 years	2,629	2,566
Total		47,361	44,746
Less accumulated depreciation		10,311	10,135
Net of accumulated depreciation		37,050	34,611
Construction work in progress		4,092	3,142
Held for future use		98	81
Property, plant and equipment – net		$41,240	$37,834

_________

(a)Includes intangible capitalized software and general property, plant and equipment.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At June 30, 2026			At December 31, 2025
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$968	$144	$824	$935	$140	$795
Capitalized software and other	1,578	501	1,077	1,507	444	1,063
Total	$2,546	$645	$1,901	$2,442	$584	$1,858

Aggregate amortization expense for intangible assets totaled $54 million and $33 million for the three months ended June 30, 2026 and 2025, respectively, and $98 million and $65 million for the six months ended June 30, 2026 and 2025, respectively.

Other Noncurrent Assets

Other noncurrent assets reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2026	2025
Fair value of derivative noncurrent assets	$27	$29
Prepayments – noncurrent	17	12
Other	20	18
Total other noncurrent assets	$64	$59

Other Noncurrent Obligations

Other noncurrent obligations reported on our balance sheet consisted of the following:

	At June 30,	At December 31,
	2026	2025
Investment tax credits	$1	$2
Customer advances for construction and related tax gross-up	790	665
Litigation claim obligations	-	3
Fair value of derivative noncurrent liabilities	51	14
Other	35	27
Total other noncurrent obligations	$877	$711

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2026	2025
Cash receipts (payments) related to:
Interest payments	$(494)	$(373)
Less capitalized interest	47	27
Total interest (payments) (net of amounts capitalized)	$(447)	$(346)

Amount of receipts (payments) in lieu of income taxes (Note 9):
Federal	$43	$-
State	(30)	(28)
Total receipts (payments) in lieu of income taxes	$13	$(28)

Noncash financing activities:
Debt extinguished through legal defeasance	$-	$9

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$861	$560

____________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 compared to the same period in 2025 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2025 Form 10-K.

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

Since 2007, various ring-fencing measures have been taken to enhance our credit quality and the separateness between the Oncor Ring-Fenced Entities and entities with a direct or indirect ownership interest in Oncor or Oncor Holdings. These ring-fencing measures serve to mitigate the Oncor Ring-Fenced Entities’ credit exposure to Sempra and its affiliates and any other direct or indirect owners of Oncor and Oncor Holdings, and reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of any Sempra entity or any other direct or indirect owners of Oncor and Oncor Holdings in connection with a bankruptcy of any such entities. Such measures include, among other things: the 19.75% equity interest held by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; and our board of directors comprised of a majority of Disinterested Directors. As a result, none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or obligations of any Sempra entity or any other direct or indirect owner of Oncor or Oncor Holdings. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of any Sempra entities and any other direct or indirect owner of Oncor or Oncor Holdings. We do not bear any liability for debt or contractual obligations of Sempra and its affiliates or any other direct or indirect owner of Oncor or Oncor Holdings, and vice versa. Accordingly, our operations are conducted, and our cash flows are managed, independently from Sempra and its affiliates and any other direct or indirect owner of Oncor or Oncor Holdings. For more information on the ring-fencing measures, see Note 1 to Financial Statements.

Significant Activities and Events

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — On April 17, 2026, the PUCT issued an order in our comprehensive base rate review. The new base rates implementing the terms of the order took effect June 1, 2026. In addition, the proceeding permitted us to surcharge the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026. That surcharge took effect on August 1, 2026 and will be recovered over the remainder of 2026. We recognized $181 million in unbilled revenues in the second quarter of 2026 in connection with the surcharge. See Note 2 to Financial Statements and “—

Regulation and Rates—Regulatory Matters” below for a discussion of the comprehensive base rate review and the surcharge.

UTM — In June 2025, legislation in Texas established the UTM, which allows qualifying electric utilities to apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments, as an alternative to separate DCRF and TCOS capital tracker filings. We filed our initial UTM application on April 22, 2026 in PUCT Docket No. 59249 for approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. See Notes 2 and 3 to Financial Statements for more information on the UTM and our recognition of revenues and recording of regulatory assets for the three and six months ended June 30, 2026, and “—Regulation and Rates—Regulatory Matters” below for a discussion of our UTM application.

ERCOT 765-kV Projects and Large Load Interconnection Process Developments — We continue to see heightened engagement from the public as well as state and local officials regarding STEP (which includes both the PBRP as well as projects outside of the PBRP) and its 765-kV transmission lines, including relating to the necessity, cost, timing, route options, and overall infrastructure design. In July, the Lieutenant Governor of Texas and the Chair of the Texas Senate’s Business and Commerce Committee called on the PUCT to deny pending certificate of convenience and necessity (CCN) applications relating to 765-kV transmission lines. Oncor currently has four CCN applications pending for 765-kV transmission line PBRP projects and we anticipate several other STEP projects would require additional CCN applications. Denial of, or significant delays in, those applications, or significant modifications to or cancellations of projects we currently expect to construct, could have various material financial, operational, legal, and other impacts on us. Our five-year 2026 through 2030 capital plan and our announced incremental capital opportunities for that period include significant amounts attributable to STEP.

In addition, issues relating to large load customers, particularly the large and growing number of data centers proposed in ERCOT, have received significant governmental, regulatory, and public involvement. For instance, a growing number of cities and counties in Texas have recently considered or proposed restrictions on data center development. In August, the Governor of Texas directed the PUCT and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process before allowing any data center project to move forward. This follows ERCOT’s implementation of a PUCT-approved, system-wide approach to sequence large load customer interconnection requests (loads of 75 MW or greater) in a recurring batch interconnection framework, the first stage of which is known as the batch zero process. In response to the Governor’s directive, ERCOT has indicated it will suspend certain batch zero notifications and seek further guidance from the PUCT with respect to timelines and next steps. The determination and timing of the customer projects eligible to advance in the interconnection process could have various financial, operational, legal and other impacts on us as a transmission service provider.

The regulatory and political landscape relating to STEP and large load customer interconnections to the ERCOT grid is presently evolving, and we cannot predict the extent to which any new regulations or legislation will impact our business. For a discussion of additional risks and uncertainties relating to STEP and large load customer interconnections, see “Item 1A. Risk Factors” in our 2025 Form 10-K.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended June 30,		%
	2026	2025	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	81.0	79.4	2.0
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.2	1.1	9.1
Customer Average Interruption Duration Index (CAIDI) (non-storm)	68.0	70.9	(4.1)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,141	4,084	1.4

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	617	570	47	690	598	92
Heating degree days	5	17	(12)	360	589	(229)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	11,541	11,280	2.3	21,627	22,533	(4.0)
Commercial, industrial, small business and other	33,054	30,946	6.8	63,157	58,699	7.6
Total electric energy volumes	44,595	42,226	5.6	84,784	81,232	4.4

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

	Three Months Ended June 30,		$	Six Months Ended June 30,		$
	2026	2025	Change	2026	2025	Change
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)(b)	$507	$387	$120	$860	$762	$98
LC&I (a)(c)	451	335	116	795	667	128
Other (a)(d)	45	32	13	76	62	14
Total distribution base revenues	1,003	754	249	1,731	1,491	240
Transmission base revenues (TCOS revenues)
Third-party wholesale customers (a)	310	280	30	590	533	57
REPs serving Oncor distribution customers, through TCRF	157	155	2	311	295	16
Total TCOS revenues	467	435	32	901	828	73
Other miscellaneous revenues	28	25	3	50	48	2
Total revenues from contracts with customers	1,498	1,214	284	2,682	2,367	315
Other regulated revenues
SRP revenues (e)	56	43	13	107	70	37
UTM revenues (f)	102	19	83	200	19	181
Total other regulated revenues	158	62	96	307	89	218
Total revenues contributing to earnings	1,656	1,276	380	2,989	2,456	533

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	390	367	23	771	720	51
EECRF and other revenues	16	11	5	26	26	-
Total revenues collected for pass-through expenses	406	378	28	797	746	51
Total operating revenues	$2,062	$1,654	$408	$3,786	$3,202	$584

___________

(a)Includes unbilled revenues recognized in the second quarter of 2026 as a result of the surcharge relating to our comprehensive base rate review. See Note 2 to Financial Statements for more information on the comprehensive base rate review and surcharge.

(b)Distribution base revenues from residential customers are generally based on actual monthly consumption (kWh).

(c)Depending on size and annual load factor, distribution base revenues from LC&I customers are generally based either on actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

(d)Includes distribution base revenues from small business customers whose billing is generally based on actual monthly consumption (kWh), lighting sites and other miscellaneous distribution base revenues.

(e)Includes revenues recognized for recoverable costs associated with distribution-related SRP, including operation and maintenance expense, depreciation expense, debt carrying costs on unrecovered balances and related taxes.

(f)Includes revenues recognized for recoverable costs associated with UTM eligible transmission and distribution capital investments, including depreciation expense, debt carrying costs on unrecovered balances and related taxes.

Financial Results — Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Total operating revenues increased $408 million, or 25%, to $2.062 billion during the three months ended June 30, 2026.

Revenues contributing to earnings increased $380 million to $1.656 billion during the three months ended June 30, 2026. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $249 million to $1.003 billion during the three months ended June 30, 2026. The increase in distribution base revenues primarily reflects:

o$155 million increase due to the distribution component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review,

o$65 million increase due to the distribution component in new base rates implemented June 1, 2026,

o$9 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital,

o$8 million increase due to customer growth, and

o$5 million increase due to higher customer consumption, primarily attributable to warmer weather.

Distribution base rates are set periodically in a comprehensive base rate review docket. Base rates implementing the final order in our most recent comprehensive base rate review, PUCT Docket No. 58306, went into effect on June 1, 2026. In connection with that proceeding, we are also permitted to surcharge the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026. That surcharge went into effect on August 1, 2026. See Note 2 to Financial Statements and “—Regulation and Rates—Regulatory Matters” below for more information on the base rate review order and surcharge filing.

Distribution base rates may also be updated on an interim basis through interim DCRF rate updates, which we can request through either a UTM application or an interim DCRF rate adjustment application. See “—Regulation and Rates—Regulatory Matters” below for more information on our recently filed UTM application.

•An Increase in Transmission Base Revenues — TCOS revenues increased $32 million to $467 million during the three months ended June 30, 2026. The increase in TCOS revenues primarily reflects:

o$26 million increase due to the transmission component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review, and

o$8 million increase due to the transmission component in new base rates implemented June 1, 2026.

TCOS revenues are collected from load serving entities benefiting from our transmission system, and the rates charged to those customers are adjusted based on the transmission billing units and other adjustments approved by the PUCT. The base rates that went into effect on June 1, 2026 pursuant to the order in PUCT Docket No. 58306 also updated the transmission component of our rates. We may request interim updates to our transmission base rates between comprehensive base rate reviews through a UTM application or interim TCOS rate adjustment application. See “—Regulation and Rates—Regulatory Matters” below for more information on our recently filed UTM application.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $3 million to $28 million during the three months ended June 30, 2026. The increase was primarily due to higher revenues from increased facilities studies related to connecting customer facilities to the electric grid, which are provided in connection with electricity delivery services pursuant to our tariffs.

•An Increase in Other Regulated Revenues — Other regulated revenues increased $96 million to $158 million during the three months ended June 30, 2026. The increase in other regulated revenues primarily reflects:

o$83 million increase due to revenues recognized pursuant to the UTM, and

o$13 million increase due to revenues recognized related to the SRP.

Revenues collected for pass-through expenses increased $28 million to $406 million during the three months ended June 30, 2026. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $23 million to $390 million during the three months ended June 30, 2026 due to higher third-party wholesale transmission service provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to wholesale transmission service third-party providers under their TCOS rates and the retail portion of our own TCOS rate described above. Pursuant to the July 9, 2026 PUCT order in Docket No. 59046, our TCRF rates were updated, effective as of August 1, 2026. The UTM application (PUCT Docket No. 59249) we filed on April 22, 2026 requests an interim TCRF rate adjustment, and we currently anticipate continuing to request interim TCRF updates through our UTM applications. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in third-party wholesale transmission service expense.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $5 million to $16 million during the three months ended June 30, 2026. The EECRF and other revenues were generally offset in operation and maintenance expense.

EECRF is a reconcilable rate designed to recover current energy efficiency program costs and annual utility incentives earned by exceeding PUCT targets in prior years and to refund or recover any over/under recovery of our costs in prior years. We recognize the annual utility incentives in other regulated revenues upon approval by the PUCT. PUCT rules require us to file an annual EECRF tariff update by the first business day in June of each year for implementation on March 1 of the next calendar year. Other revenues generally include amounts collected through (i) the mobile generation rider, which is a reconcilable rate designed to recover mobile generation lease expenses and operation and maintenance expenses and is generally reviewed and approved by the PUCT in our mobile generation rider filing proceedings, and (ii) the rate case expense rider, which is a reconcilable rate designed to recover rate case expenses approved in comprehensive rate base review proceedings.

See the EECRF Filings Table below for a listing of the EECRF filings impacting revenues in 2026 and 2025.

EECRF Filings Table

PUCT Docket No.	Filed	EECRF Monthly Charge Effective Date	Monthly Charge per Residential Customer (a)	Program Costs	Utility Incentives (b)	(Over)/Under- Recovery and Other
59823 (c)	May 2026	March 2027	$1.55	$71	$13(d)	$7
58182	May 2025	March 2026	$1.78	$64	$33	$8
56682	May 2024	March 2025	$1.36	$55	$17	$-
55074	May 2023	March 2024	$1.23	$49	$21	$2

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

(b)Utility incentives are recognized at the time of PUCT approval of the EECRF, not the effective date of the EECRF rider.

(c)Pending PUCT approval.

(d)Represents annual energy efficiency program utility incentive requested by us in our 2026 EECRF filing.

Wholesale transmission service expense increased $23 million to $390 million during the three months ended June 30, 2026. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $87 million to $455 million during the three months ended June 30, 2026. The increase was primarily due to a $37 million increase in accrual recovery amount for our self-insurance reserve and a $30 million increase in regulatory assets amortization reserve (both resulting from the new base rates that went into effect on June 1, 2026), $17 million in higher labor and contractor related costs, and $3 million in higher energy efficiency program expenses. We expect operation and maintenance expense to continue to increase due primarily to the new base rates that went into effect on June 1, 2026, and anticipated higher labor and contractor related costs.

Depreciation and amortization increased $62 million to $352 million during the three months ended June 30, 2026. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Provision in lieu of income taxes totaled to $94 million (including a $1 million provision related to non-operating income) during the three months ended June 30, 2026 compared to $55 million during the three months ended June 30, 2025.

The effective income tax rate was 18.0% and 17.5% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $12 million to $154 million for the three months ended June 30, 2026. The increase was primarily due to $10 million in higher property tax, a $1 million increase in local franchise taxes payable by us to municipalities, and a $1 million increase in payroll tax. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Other (income) and deductions – net was $28 million favorable for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The variance was primarily due to $15 million in higher AFUDC – equity income, an $8 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense, and $5 million in higher interest income related to customer deposits in an escrow account, which was generally offset in interest expense.

Interest expense and related charges increased $44 million to $236 million during the three months ended June 30, 2026. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings.

Net income increased $169 million to $428 million during the three months ended June 30, 2026. The increase was driven by:

•overall higher revenues primarily attributable to:

orevenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review,

oan increase in other regulated revenues recognized related to the UTM and the SRP,

ohigher revenues due to new base rates that went into effect on June 1, 2026,

oupdated interim rates to reflect increases in invested capital, and ocustomer growth,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

Financial Results — Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Total operating revenues increased $584 million, or 18%, to $3.786 billion during the six months ended June 30, 2026.

Revenues contributing to earnings increased $533 million to $2.989 billion during the six months ended June 30, 2026. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $240 million to $1.731 billion during the six months ended June 30, 2026. The increase in distribution base revenues primarily reflects:

o$155 million increase due to the distribution component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review,

o$65 million increase due to the distribution component in new base rates implemented June 1, 2026,

o$33 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital, and

o$17 million increase due to customer growth,

partially offset by

o$34 million decrease due to lower customer consumption, primarily attributable to milder weather in the first quarter of 2026.

•An Increase in Transmission Base Revenues — TCOS revenues increased $73 million to $901 million during the six months ended June 30, 2026. The increase in TCOS revenues primarily reflects:

o$39 million increase due to updated interim TCOS rates implemented to reflect increases in invested capital,

o$26 million increase due to the transmission component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review, and

o$8 million increase due to the transmission component in new base rates implemented June 1, 2026.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $2 million to $50 million during the six months ended June 30, 2026. The increase was primarily due to higher revenues from increased facilities studies related to connecting customer facilities to the electric grid. These studies are provided in connection with electricity delivery services pursuant to our tariffs.

•An Increase in Other Regulated Revenues — Other regulated revenues increased $218 million to $307 million during the six months ended June 30, 2026. The increase in other regulated revenues primarily reflects:

o$181 million increase due to revenues recognized pursuant to the UTM, and

o$37 million increase due to revenues recognized related to the SRP.

Revenues collected for pass-through expenses increased $51 million to $797 million during the six months ended June 30, 2026. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $51 million to $771 million during the six months ended June 30, 2026 due to higher third-party wholesale transmission service provider billings.

•Unchanged EECRF and Other Revenues — EECRF and other revenues were unchanged during the six months ended June 30, 2026. The EECRF and other revenues were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $51 million to $771 million during the six months ended June 30, 2026. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $120 million to $858 million during the six months ended June 30, 2026. The increase was primarily due to a $37 million increase in accrual recovery amount for our self-insurance reserve and a $30 million increase in regulatory assets amortization reserve (both resulting from the new base rates that went into effect on June 1, 2026), $59 million in higher labor and contractor related costs, partially offset by $7 million lower vegetation management expenses. We expect operation and maintenance expense to continue to increase due primarily to the new base rates that went into effect on June 1, 2026, and anticipated higher labor and contractor related costs.

Depreciation and amortization increased $103 million to $680 million during the six months ended June 30, 2026. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Provision in lieu of income taxes totaled to $140 million (including a $1 million provision related to non-operating income) during the six months ended June 30, 2026 compared to $93 million (including a $1 million benefit related to non-operating income) during the six months ended June 30, 2025.

The effective income tax rate was 17.9% and 17.4% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $25 million to $314 million for the six months ended June 30, 2026. The increase was primarily due to $20 million in higher property tax, a $2 million increase in local franchise taxes payable by us to municipalities, and a $2 million increase in payroll tax. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Other (income) and deductions – net was $48 million favorable for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The variance was primarily due to $28 million in higher AFUDC – equity income, a $10 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense, $8 million in higher interest income related to customer deposits in an escrow account, which was generally offset in interest expense, and $2 million lower professional fees.

Interest expense and related charges increased $86 million to $463 million during the six months ended June 30, 2026. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings.

Net income increased $200 million to $640 million during the six months ended June 30, 2026. The increase was driven by:

•overall higher revenues primarily attributable to:

oan increase in other regulated revenues recognized related to the UTM and the SRP,

orevenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review,

ohigher revenues due to new base rates that went into effect on June 1, 2026,

oupdated interim rates to reflect increases in invested capital, and ocustomer growth,

partially offset by

olower customer consumption, primarily attributable to milder weather in the first quarter of 2026,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

OTHER COMPREHENSIVE INCOME (LOSS)

Cash Flow Hedges

In April 2025, we began entering into a series of interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2029. In the first quarter of 2026, a portion of such interest rate swaps were settled upon the issuance of our 4.50% Senior Secured Notes due 2031 (2031 Notes) and our 5.90% Senior Secured Notes due 2056 (2056 Notes), and a $4 million ($3 million net of tax) net fair value loss was realized and recorded in OCI. The AOCI will be reclassified into net income as an increase in interest expense over the life of the 2031 Notes and the first ten years of the life of the 2056 Notes, respectively. In the three and six months ended June 30, 2026, we also recorded a $17 million ($14 million net of tax) net unrealized fair value gain and a $20 million ($16 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI, respectively.

There is approximately $5 million in net losses recorded in AOCI at June 30, 2026 related to the interest rate swaps, to be reclassified into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

On May 26, 2026, we entered into multiple cross-currency swaps, designated as fair value hedges, that effectively converted our euro-denominated fixed rate payment obligations under our 2056 Euro Junior Subordinated Notes with respect to payments to be made during the period from May 26, 2026 to November 26, 2031.

On June 24, 2026, we entered into multiple cross-currency swaps, also designated as fair value hedges, that effectively converted our Australian dollar-denominated fixed rate payment obligations under our 2033 AUD Notes with respect to principal and interest payments to U.S. dollar-denominated fixed rate payment obligations.

In the three and six months ended June 30, 2026, we recorded a $13 million net fair value loss of the cross-currency swaps and a $43 million net fair value loss of the cross-currency swaps, respectively. The amount attributable to excluded components was a $35 million ($27 million net of tax) gain and was recorded in OCI in the three months ended June 30, 2026. The amount attributable to excluded components was a $32 million ($25 million net of tax) gain and was recorded in OCI in the six months ended June 30, 2026.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating Activities — The following items contributed to changes in sources (uses) of cash related to operating activities:

Six Months Ended June 30,
2026 compared to 2025
Lower contributions to pension plans and OPEB Plans	$94
Higher customer deposits	85
Change in self-insurance reserve, primarily storm related	60
Change in regulatory under/over recoveries – net	12
Change in net income, adjusted for noncash items included in earnings	(5)
Higher net receipts in lieu of income taxes	(41)
Higher interest payments	(121)
Other	(26)
$58

Depreciation and amortization expenses reported in operating activities in the condensed statements of consolidated cash flows was $113 million and $82 million more than the amounts reported in the condensed statements of consolidated income for the six months ended June 30, 2026 and 2025, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense in the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to changes in sources (uses) of cash related to financing activities:

Six Months Ended June 30,
2026 compared to 2025
Higher capital contributions from members	$641
Payment for senior secured notes extinguishment in 2025	441
Higher net borrowings, excluding payment for senior secured notes extinguishment in 2025	101
Higher distributions to members	(218)
$965

Investing Activities — The following items contributed to changes in sources (uses) of cash related to investing activities:

Six Months Ended June 30,
2026 compared to 2025
Higher capital expenditures	$(1,329)
Sales and use tax audit settlement refund in 2026, classified as investing activity	17
Other	20
$(1,292)

Long-Term Debt-Related Activities

At June 30, 2026, our long-term debt totaled an aggregate principal amount of $21.401 billion, an increase of $2.177 billion over the $19.224 billion aggregate principal amount of long-term debt outstanding at December 31, 2025. Long-term debt outstanding at June 30, 2026 consisted of U.S. dollar-denominated, euro-denominated, Canadian dollar-denominated and Australian dollar-denominated fixed rate senior secured notes, euro-denominated fixed rate junior subordinated unsecured notes, and variable rate senior unsecured debt under the $500M Credit Facility and the Term Loan Credit Agreement. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the six months ended June 30, 2026:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
4.50% Senior Secured Notes due March 15, 2031	March 17, 2026	$750
5.90% Senior Secured Notes due March 15, 2056	March 17, 2026	850
5.70% Senior Secured Notes due June 24, 2033 (a)	June 24, 2026	530
Total senior secured notes issued during the six months ended June 30, 2026		$2,130

____________

(a)On June 24, 2026, we issued the 2033 AUD Notes. Our Australian dollar-denominated fixed rate payment obligations under the 2033 AUD Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2033 AUD Notes that are due in Australian dollars. In consideration of the effect of cross-currency swaps, the U.S. dollar principal amount due on the 2033 AUD Notes at maturity will be $530 million, and the all-in U.S. dollar fixed rate coupon on the 2033 AUD Notes is 5.172%.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At June 30, 2026, the amount of available bond credits was $3.211 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $9.170 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Senior Secured Notes Repayment — On January 14, 2026, we repaid in full at maturity the $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026. On May 1, 2026, we repaid in full at maturity the $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026.

Junior Subordinated Unsecured Notes Issuance — On May 26, 2026, we issued €850 million aggregate principal amount of 2056 Euro Junior Subordinated Notes under a new junior subordinated indenture. Our euro-denominated fixed rate payment obligations under the 2056 Euro Junior Subordinated Notes were effectively converted for the period from May 26, 2026 to November 26, 2031 (First Interest Reset Date) to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange rate risk associated with the payments made under the 2056 Euro Junior Subordinated Notes in euros during that time period. As a result of the cross-currency swaps, the U.S. dollar principal amount that would be due on the 2056 Euro Junior Subordinated Notes at the First Interest Reset Date will be $986 million. The all-in U.S. dollar fixed rate coupon on the 2056 Euro Junior Subordinated Notes is 5.985%. See Note 10 to Financial Statements for more information on our cross-currency swaps activities. See Note 5 to Financial Statements for more information on the 2056 Euro Junior Subordinated Notes.

AR Facility — Oncor and Receivables LLC established the AR Facility, a revolving accounts receivable securitization facility secured by accounts receivable from REPs and related rights. Oncor has access to the AR Facility, under which Receivables LLC may borrow at any one time an amount equal to the borrowing base. The borrowing base is defined under the receivables financing agreement as an amount equal to the lesser of (i) the facility limit or (ii) the amount calculated based on the outstanding balance of eligible REP receivables held as collateral at a particular time, subject to certain reserves, concentration limits, and other limitations. On May 5, 2026, the AR Facility was amended to, among other things, extend the scheduled termination date to May 4, 2029 from April 28, 2028 and increase the facility limit to $600 million from $500 million.

At June 30, 2026, the borrowing base for the AR Facility was $600 million, and there were no borrowings outstanding under the AR Facility. On July 30, 2026, we borrowed $75 million under the AR Facility.

The following table summarizes the borrowings and repayments under our AR Facility in the six months ended June 30, 2026:

Borrowing (Repayment) Amounts
Balance outstanding at December 31, 2025	$325
Borrowing on January 29, 2026	150
Repayment on March 17, 2026	(475)
Balance outstanding at June 30, 2026	$-

$500M Credit Facility — We are party to an unsecured revolving $500M Credit Facility. The $500M Credit Facility has a borrowing capacity of $500 million and a maturity date of February 21, 2027. The $500M Credit Facility gives us the option to request an increase in our borrowing capacity of up to $500 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $500M Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 5 to Financial Statements for more information on the $500M Credit Facility.

There were $480 million in aggregate borrowings outstanding under the $500M Credit Facility at June 30, 2026 and December 31, 2025. The remaining borrowing capacity was $20 million at June 30, 2026.

$1B Credit Facility — Our $1B Credit Facility has a borrowing capacity of $1.0 billion and a maturity date of February 20, 2029. We have the option to request an increase in our borrowing capacity of up to $350 million in $100 million minimum increments, subject to certain conditions, including lender approvals. We also have the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 5 to Financial Statements for more information on the $1B Credit Facility.

At June 30, 2026, there were no borrowings outstanding under the $1B Credit Facility.

Term Loan Credit Agreement — Our unsecured $1.4 billion Term Loan Credit Agreement matures on March 1, 2027. On December 26, 2025, we borrowed $925 million aggregate principal amount, and on January 29, 2026, we borrowed the remaining $475 million aggregate principal amount under the Term Loan Credit Agreement. Following the borrowing in January 2026, no additional amounts remained available for borrowing under the Term Loan Credit Agreement. On March 17, 2026 and March 31, 2026, we repaid $500 million and $275 million, respectively, of the aggregate principal amount outstanding under the Term Loan Credit Agreement. At June 30, 2026, there were $625 million in borrowings outstanding under the Term Loan Credit Agreement. See Note 5 to Financial Statements for more information on the Term Loan Credit Agreement.

Short-Term Debt-Related Activities

$2B Credit Facility — Our $2B Credit Facility has a borrowing capacity of $2.0 billion and a maturity date of February 20, 2031. The $2B Credit Facility gives us the option to request an increase in our borrowing capacity of up to $650 million in $100 million minimum increments, subject to certain conditions, including lender approvals. The $2B Credit Facility also provides us with the option to request that each lender extend the term of its commitment for up to two additional one-year periods, subject to certain conditions, including lender approvals. See Note 4 to Financial Statements for additional information regarding the $2B Credit Facility.

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

We had no CP Notes outstanding at June 30, 2026 and December 31, 2025.

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

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $43 million and $10 million, respectively, during the remainder of 2026 and approximately $502 million and $135 million, respectively, in the five-year period from 2026 to 2030. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the six months ended June 30, 2026, we made cash contributions to the pension plans and OPEB Plans of $58 million and $11 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

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

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows, at June 30, 2026 and December 31, 2025 are summarized in the following table:

	At June 30,	At December 31,	Increase
	2026	2025	(Decrease)
Cash and cash equivalents	$24	$87	$(63)
Available unused borrowing capacity under the $2B Credit Facility and CP Program	2,000	2,000	-
Available unused borrowing capacity under the $1B Credit Facility and CP Program	1,000	1,000	-
Available unused borrowing capacity under AR Facility (a)	600	175	425
Available unused borrowing capacity under Term Loan Credit Agreement	-	475	(475)
Available unused borrowing capacity under the $500M Credit Facility	20	20	-
Total available liquidity	$3,644	$3,757	$(113)

___________

(a) On July 30, 2026, we borrowed $75 million under the AR Facility.

We currently anticipate issuing approximately $5.5 billion to $6.5 billion in new long-term debt securities in 2026 (of which $3.1 billion aggregate principal amount of long-term debt securities was issued in the six months ended June 30, 2026), as well as an additional $5.0 billion to $6.0 billion in new long-term debt securities in 2027, to support our capital investment plan and repay maturing debt. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, additional accounts receivable financing arrangements, inventory financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

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

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. On April 17, 2026, the PUCT issued an order in our 2025 comprehensive base rate review (PUCT Docket No. 58306) that revised our authorized return on equity to 9.75%, which was our authorized return on equity at June 30, 2026. Pursuant to that order, new rates implementing that authorized return on equity took effect June 1, 2026. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at June 30, 2026 and December 31, 2025:

	At June 30,		At December 31,
	2026		2025
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	56.5%	43.5%	57.5%	42.5%
Actual regulatory capitalization	56.0%	44.0%	56.3%	43.7%
GAAP capitalization	51.0%	49.0%	50.9%	49.1%

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $760 million on July 29, 2026. In the six months ended June 30, 2026, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 12, 2026	$1,091
April 29, 2026	$760

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-equity ratio commitment). At June 30, 2026, we had $339 million available to distribute to our members without exceeding our authorized regulatory capital structure of 56.5% debt to 43.5% equity recently approved in PUCT Docket No. 58306.

On July 28, 2026, our board of directors declared, and we paid, a cash distribution of $285 million. In the six months ended June 30, 2026, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 11, 2026	February 11, 2026	$286
April 28, 2026	April 28, 2026	$286

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

Presented below are the credit ratings and ratings outlook assigned for our debt securities at August 6, 2026:

Credit Rating Agency	Senior Secured	Commercial Paper	Rating Outlook
S&P	A	A-2	Stable
Moody’s	A2	Prime-2	Stable
Fitch	A	F2	Stable

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

The Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and the note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any finance leases, short-term debt and debt due currently in accordance with GAAP). Capitalization under the Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and each of the note purchase agreements is calculated as membership interests determined in accordance with GAAP plus debt described above. At June 30, 2026, we were in compliance with this covenant and all other covenants under the Term Loan Credit Agreement, the Credit Facilities, the AR Facility, and the note purchase agreements.

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

Under the Deed of Trust, an event of default under our senior indebtedness indentures, or any event of default determined after all applicable notices have been given and all applicable grace periods have expired, under the note purchase agreements or the Australian dollar note issuance program, would permit the holders of our secured debt under those indentures, note purchase agreements, and Australian dollar note issuance program to exercise their remedies under the Deed of Trust.

Guarantees

At June 30, 2026, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Matters

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — On April 17, 2026, the PUCT issued an order in our comprehensive base rate review. The new base rates implementing the terms of the order took effect on June 1, 2026. On August 1, 2026, the surcharge we were permitted to implement for the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026 took effect. See Note 2 to Financial Statements for a discussion of the comprehensive base rate review.

UTM Application (PUCT Docket No. 59249) — On April 22, 2026, we filed our first UTM application with the PUCT (PUCT Docket No. 59249) to include in rates for approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. We anticipate the application, if approved as requested, would result in a net revenue increase of approximately $550 million, after taking into account revenues recognized through December 31, 2025 related to recoverable SRP and recoverable UTM regulatory assets. The UTM application is subject to PUCT review and approval. We anticipate an order and updated rates in the second half of 2026. See Notes 2 and 3 to Financial Statements for more information on the UTM application and our recognition of revenues and recording of regulatory assets for the six months ended June 30, 2026.

SRP (PUCT Docket No. 56545) — See Note 2 to Financial Statements for more information on the SRP.

State Legislation

The Texas Legislature operates under a biennial system and meets in regular session in every odd-numbered year. The most recent regular session of Texas Legislature concluded in June 2025. At any time, the Governor of Texas may convene a special session of the Texas Legislature. The Texas Legislature may hold hearings or issue reports relevant to our business at any time and during any regular or special session, bills may be introduced that, if adopted, could materially and adversely affect our business and our business prospects.

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

Interest Rate Risk

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At June 30, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At June 30, 2026, all of our senior secured notes carried fixed interest rates. At June 30, 2026, our 2056 Euro Junior Subordinated Notes carried a fixed interest rate that will reset on November 26, 2031 and on each fifth anniversary date thereafter.

Borrowings of long-term debt under the $500M Credit Facility at June 30, 2026 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus the SOFR Adjustment, plus an applicable margin of 1.125%. Additional borrowings under the $500M Credit Facility could bear interest at a per annum rate equal to, at our option, (i) term SOFR for the interest period relevant to such borrowing, plus the SOFR Adjustment, plus an applicable margin of between 0.875% and 1.50%, depending on certain credit ratings assigned to our debt, or (ii) an alternate base rate (equal to the greatest of (1) the prime rate publicly announced from time to time by the administrative agent as its prime rate, (2) the federal funds effective rate, plus 0.50%, and (3) term SOFR for a one-month interest period on such date, plus the SOFR Adjustment, plus 1.0%), plus, in the case of clauses (1) through (3), an applicable margin of between 0.00% and 0.50%, depending on certain credit ratings assigned to our debt. At June 30, 2026, $480 million in aggregate borrowings were outstanding under the $500M Credit Facility.

Borrowings of long-term debt under the Term Loan Credit Agreement at June 30, 2026 bore interest at a per annum rate equal to SOFR for the interest period relevant to such borrowings, plus an applicable margin of 0.875%. At June 30, 2026, $625 million in aggregate borrowings were outstanding under the Term Loan Credit Agreement.

In addition, borrowings of long-term debt under the AR Facility and the $1B Credit Facility and short-term debt under the $2B Credit Facility would bear interest on a floating rate basis. At June 30, 2026, there were no borrowings outstanding under the AR Facility, the $1B Credit Facility or the $2B Credit Facility.

Based on the amount of floating rate debt outstanding under the $500M Credit Facility and the Term Loan Credit Agreement as of June 30, 2026, a hypothetical 100 basis point change (up or down) in the weighted average interest rates would not have a material impact on our results of operations or financial condition. For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

Foreign Currency Exchange Rate Risk

The payments due under the Euro Notes, the 2035 CAD Notes and the 2033 AUD Notes are due in euros, Canadian dollars and Australian dollars, respectively, and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which intends to mitigate foreign currency exchange rate exposure. A hypothetical 100 basis point change (up or down) in currency exchange rates would not have a material impact on our results of operations or financial condition. See Note 10 to Financial Statements for more information regarding foreign currency exchange rate hedging activities.

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

Our exposure to credit risk associated with accounts receivable totaled $1.491 billion at June 30, 2026. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $28 million at June 30, 2026. The exposure includes accounts receivable of $1.098 billion in the aggregate from REPs, which are generally noninvestment grade and $177 million in the aggregate from transmission customers, which are generally considered low credit risk and primarily include investment grade distribution companies as well as cooperatives and municipally owned utilities. At June 30, 2026, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 21% and 18%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at June 30, 2026.

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

•ERCOT protocols, rules, policies, regulations, guidelines, directives, processes, endorsements, approvals, restrictions, and orders applicable to our business, including relating to transmission or distribution projects and any changes to expected projects;

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of material regulatory matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulation and Rates—Regulatory Matters”. We are also involved in other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations, or cash flows. For a discussion of these proceedings, see Notes 2 and 6 to Financial Statements.

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

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
Exhibits	With File Number*	Exhibit

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form 8-K (filed May 27, 2026)	4.1	—	Junior Subordinated Indenture, dated May 26, 2026, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon Trust Company, N.A.
4(b)	333-100240 Form 8-K (filed May 27, 2026)	4.2	—	Officer’s Certificate, dated May 26, 2026, establishing the terms of Oncor Electric Delivery Company LLC’s 4.55% Junior Subordinated Notes due 2056.
10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)			—	Oncor Electric Delivery Company LLC Eleventh Amended and Restated Executive Annual Incentive Plan, effective as of July 28, 2026.
10(b)	333-100240 Form 8-K (filed May 7, 2026)	10.2	—	Oncor Salary Deferral Program, Amended and Restated effective as of July 1, 2026.
Other Material Contracts
10(c)	333-100240 Form 8-K (filed May 7, 2026)	10.1	—

Amendment No. 3 to Receivables Financing Agreement, dated as of May 5, 2026, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents party thereto.

10(d)			—

Amendment No. 4 to Receivables Financing Agreement, dated as of July 20, 2026, among Oncor Receivables LLC, Oncor Electric Delivery Company LLC, MUFG Bank, Ltd., and certain lenders and group agents party thereto.

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
_______________

* Incorporated herein by reference.

Oncor agrees, upon request of the SEC, to furnish copies of each instrument that defines the rights of holders of long-term debt of Oncor that is not filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

!!

ONCOR ELECTRIC DELIVERY COMPANY LLC

By:	/s/ Don J. Clevenger
Don J. Clevenger
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 6, 2026