Form 10-Q
period 2026-09-30
ONCOR ELECTRIC DELIVERY CO LLC
filed 2026-11-05
CIK 1193311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Yes ☐ No ☒

As of November 5, 2026, 635,000,000 limited liability company membership interests of Oncor Electric Delivery Company LLC were outstanding, 80.25% of which were directly held by Oncor Electric Delivery Holdings Company LLC and 19.75% of which were held by Texas Transmission Investment LLC. None of the membership interests are publicly traded.

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

$500M Credit Facility

Refers to the unsecured $500 million revolving credit agreement, dated as of February 21, 2024, among Oncor, as borrower, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as administrative agent, which was terminated on September 11, 2026, at Oncor’s option

$1B Credit Facility

Refers to the unsecured $1 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and the other financial institutions party thereto, as amended, maturing on February 20, 2029

$2B Credit Facility

Refers to the amended and restated unsecured $2 billion revolving credit agreement, dated as of February 20, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and swingline lender, the fronting banks from time-to-time party thereto, and the other financial institutions party thereto, as amended, maturing on February 20, 2031

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

ASC	Accounting Standards Codification
CCN	Certificate of Convenience and Necessity
CODM	Chief operating decision maker
CP Notes	Unsecured commercial paper notes issued under the CP Program
CP Program	Oncor’s commercial paper program, as amended
Credit Facilities	Refers collectively to the $1B Credit Facility and the $2B Credit Facility
DCRF	Distribution cost recovery factor
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
Term Loan Credit Agreement

Refers to the unsecured $1.4 billion term loan credit agreement, dated as of December 23, 2025, among Oncor, as borrower, the lenders from time-to-time party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent, that would have matured on March 1, 2027

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(U.S. dollars in millions)
Operating revenues (Note 3)	$2,296	$1,845	$6,082	$5,047
Operating expenses:
Wholesale transmission service	388	374	1,159	1,094
Operation and maintenance	464	385	1,322	1,123
Depreciation and amortization	356	300	1,036	877
Provision in lieu of income taxes (Note 9)	132	80	271	174
Taxes other than amounts related to income taxes	162	154	476	443
Total operating expenses	1,502	1,293	4,264	3,711
Operating income	794	552	1,818	1,336
Other (income) and deductions – net (Note 12)	(47)	(29)	(127)	(61)
Non-operating provision (benefit) in lieu of income taxes	8	-	9	(1)
Interest expense and related charges (Note 12)	261	201	724	578
Net income	$572	$380	$1,212	$820

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30, 2026 and 2025
	Pre-Tax Amount	(Provision) Benefit in Lieu of Income Taxes	Net-of-Tax Amount
	(U.S. dollars in millions)
2026
Net income	$712	$(140)	$572
Other comprehensive income (loss):
Cash flow hedges	214	(45)	169
Fair value hedges	19	(4)	15
Defined benefit pension plans	2	-	2
Total other comprehensive income (loss)	235	(49)	186
Comprehensive income	$947	$(189)	$758
2025
Net income	$460	$(80)	$380
Other comprehensive income (loss):
Cash flow hedges	(13)	2	(11)
Fair value hedges	(7)	2	(5)
Defined benefit pension plans	1	-	1
Total other comprehensive (loss) income	(19)	4	(15)
Comprehensive income	$441	$(76)	$365

	Nine Months Ended September 30, 2026 and 2025
	Pre-Tax Amount	(Provision) Benefit in Lieu of Income Taxes	Net-of-Tax Amount
	(U.S. dollars in millions)
2026
Net income	$1,492	$(280)	$1,212
Other comprehensive income (loss):
Cash flow hedges	233	(49)	184
Fair value hedges	51	(11)	40
Defined benefit pension plans	5	-	5
Total other comprehensive income (loss)	289	(60)	229
Comprehensive income	$1,781	$(340)	$1,441
2025
Net income	$993	$(173)	$820
Other comprehensive income (loss):
Cash flow hedges	(36)	7	(29)
Fair value hedges	(46)	9	(37)
Defined benefit pension plans	3	-	3
Total other comprehensive (loss) income	(79)	16	(63)
Comprehensive income	$914	$(157)	$757

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(U.S. dollars in millions)
Cash flows – operating activities:
Net income	$1,212	$820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including regulatory amortization	1,209	1,002
Provision in lieu of deferred income taxes – net	251	166
Changes in operating assets and liabilities:
Accounts receivable – net	(474)	(200)
Materials and supplies inventories	(372)	(143)
Accounts payable – trade	33	5
Regulatory assets – recoverable SRP (Note 2)	(175)	(111)
Regulatory assets – recoverable UTM (Note 2)	(339)	(55)
Regulatory assets – self-insurance reserve costs incurred (Note 2)	(70)	(165)
Regulatory under/over recoveries – net (Note 2)	152	110
Customer deposits	693	53
Pension and OPEB Plans	(41)	(144)
Accrued interest	103	120
Other – assets	(72)	(127)
Other – liabilities	129	80
Cash provided by operating activities	2,239	1,411
Cash flows – financing activities:
Issuances of senior secured notes (Note 5)	3,930	3,466
Repayments of senior secured notes (Note 5)	(238)	(350)
Issuances of junior subordinated unsecured notes (Note 5)	986	-
Borrowings under term loan credit agreement	475	-
Repayments under term loan credit agreement	(1,400)	-
Borrowings under AR Facility (Note 5)	525	510
Repayments under AR Facility (Note 5)	(850)	(510)
Repayments under $500M Credit Facility (Note 5)	(480)	-
Payment for senior secured notes extinguishment (Note 5)	-	(441)
Net change in short-term borrowings (Note 4)	-	(594)
Capital contributions from members (Note 7)	2,611	1,857
Distributions to members (Note 7)	(857)	(573)
Debt discount, premium, financing and reacquisition costs – net	(50)	(42)
Cash provided by financing activities	4,652	3,323
Cash flows – investing activities:
Capital expenditures	(6,276)	(4,547)
Sales and use tax audit settlement refund (Note 6)	17	-
Other – net	64	32
Cash used in investing activities	(6,195)	(4,515)
Net change in cash, cash equivalents and restricted cash	696	219
Cash, cash equivalents and restricted cash – beginning balance	719	262
Cash, cash equivalents and restricted cash – ending balance	$1,415	$481

See Notes to Condensed Consolidated Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2026	2025
	(U.S. dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$77	$87
Restricted cash, current (Note 1)	1,077	11
Accounts receivable – net (Note 12)	1,530	1,048
Amounts receivable from members related to income taxes (Note 9)	5	48
Materials and supplies inventories – at average cost	1,063	690
Prepayments and other current assets (Note 12)	152	140
Total current assets	3,904	2,024
Restricted cash, noncurrent (Note 1)	261	621
Investments and other property (Note 12)	219	203
Property, plant and equipment – net (Note 12)	43,185	37,834
Goodwill (Note1)	4,740	4,740
Regulatory assets (Note 2)	2,425	2,049
Right-of-use operating lease assets	306	265
Other noncurrent assets (Note 12)	253	59
Total assets	$55,293	$47,795
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Accounts payable – trade	$1,482	$1,332
Amounts payable to members related to income taxes (Note 9)	26	31
Accrued taxes other than amounts related to income	288	296
Accrued interest	319	216
Operating lease and other current liabilities (Note 12)	1,477	409
Total current liabilities	3,592	2,284
Long-term debt, noncurrent (Note 5)	21,854	19,043
Liability in lieu of deferred income taxes (Note 9)	3,223	2,841
Regulatory liabilities (Note 2)	3,138	3,034
Employee benefit plan obligations (Note 8)	1,263	1,275
Operating lease obligations	271	239
Other noncurrent obligations (Note 12)	389	711
Total liabilities	33,730	29,427
Commitments and contingencies (Note 6)
Membership interests (Note 7):
Capital account – number of units outstanding at September 30, 2026 and December 31, 2025 – 635,000,000	21,562	18,596
Accumulated other comprehensive income (loss)	1	(228)
Total membership interests	21,563	18,368
Total liabilities and membership interests	$55,293	$47,795

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

•At all times, Oncor will remain in compliance with the debt-to-equity ratio established by the PUCT from time-to-time for ratemaking purposes, and Oncor will not pay dividends or other distributions (except for contractual tax payments) if such payment would cause its debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT;

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

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At September 30, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

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

Restricted cash represents amounts held by Oncor for cash deposits from customers that are subject to probable return in accordance with PUCT rules, ERCOT requirements, customer agreements, or our tariffs relating to generation interconnection and construction and/or extension of electric delivery system facilities. We maintain these deposits in a segregated interest-bearing account. Restricted cash, current reflects customer deposits anticipated to be returned within one year. Restricted cash, noncurrent reflects customer deposits anticipated to be returned later than one year based on project status.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Statements of Consolidated Cash Flows:

	At September 30,	At December 31,
	2026	2025
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$77	$87
Restricted cash, current	1,077	11
Restricted cash, noncurrent	261	621
Total cash, cash equivalents and restricted cash on the Condensed Statements of Consolidated Cash Flows	$1,415	$719

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

2. REGULATORY MATTERS

Regulatory Proceedings

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306)

In April 2026, the PUCT issued an order approving the terms of the unopposed comprehensive rate case settlement among the parties to the proceeding. The order provides for an annual revenue requirement of approximately $6.97 billion, representing an increase of $560 million, or 8.7%, over our adjusted annualized revenues provided in the rate application. Moreover, the order also provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized return on equity of 9.75%, and an authorized cost of debt of 4.94%. In addition, the order provides for (i) a self-insurance reserve with an annual accrual amount in rates of $200 million for storm costs and other self-insured losses, an increase from the $122 million self-insurance reserve annual accrual amount formerly recovered in rates, as well as (ii) a five-year amortization period for applicable regulatory assets and liabilities, excluding rate case expenses, year-end 2024 deferred SRP costs, and excess accumulated deferred income taxes. The new rates implementing the terms of the order took effect on June 1, 2026.

Under a prior settlement regarding interim rates, we are permitted to surcharge the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026, the effective date of the new rates. We filed the surcharge in a separate compliance filing on June 9, 2026, and our requested surcharge took effect on August 1, 2026. The surcharge reflects approximately $212 million of unbilled surcharge revenues ($169 million in distribution base revenue and $43 million in transmission base revenue) that will be recovered in rates through the end of the year. We recognized $22 million ($14 million in distribution base revenue, $2 million in transmission third-party base revenue and $6 million in transmission base revenue to be collected from REP’s serving our distribution customers) of unbilled surcharge revenue in the three months ended September 30, 2026. We recognized $203 million ($169 million in distribution base revenue, $28 million in transmission third-party base revenue and $6 million in transmission base revenue to be collected from REP’s serving our distribution customers) of unbilled surcharge revenue in the nine months ended September 30, 2026 in accordance with ASC 606.

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

UTM

In April 2026, we filed our first UTM application with the PUCT (PUCT Docket No. 59249) to include in rates approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. The application requests an interim DCRF rate adjustment, an interim TCOS rate adjustment, and an interim TCRF rate adjustment. The UTM application is subject to PUCT review and approval. On October 4, 2026, temporary rates reflecting our requested increase took effect as permitted by statute, subject to future refunds or credits to the extent the final rates approved by the PUCT differ from the temporary rates.

In anticipation of filing our second UTM application in 2027, we recorded $139 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments not presently in rates and recognized a corresponding $139 million in other regulated revenues in the three months ended September 30, 2026. We recorded $339 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments not presently in rates and recognized a corresponding $339 million in other regulated revenues in the nine months ended September 30, 2026. By comparison, in the three months ended September 30, 2025, we recorded $36 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments that were not included in the then-existing rates and recognized a corresponding $36 million in other regulated revenues, and for the nine months ended September 30, 2025, we recorded $55 million in regulatory assets for recoverable costs associated with our UTM eligible transmission and distribution capital investments that were not included in the then-existing rates and recognized a corresponding $55 million in other regulated revenues. The regulatory asset deferrals related to UTM-eligible capital investments exclude a portion of the revenue requirement that has not yet been recognized. These additional amounts are expected to be included and recovered through future UTM applications. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the UTM.

As our pending UTM application requests recovery of costs related to eligible capital investments in 2025, we anticipate our next UTM application will include deferred costs related to those 2025 investments from January 1, 2026 through the effective date of new rates established in Docket No. 59249. As a result, we continued to record regulatory assets and recognize corresponding revenues related to those investments during the nine months ended September 30, 2026.

SRP (PUCT Docket No. 56545)

In November 2024, the PUCT approved our SRP (PUCT Docket No. 56545), which provides for approximately $2.9 billion in capital expenditures and $520 million in operation and maintenance expenses to enhance the resiliency of our transmission and distribution system, including measures to address extreme weather, wildfires, physical security threats, and cybersecurity threats. The SRP provides for the majority of the spend to occur between 2025 and 2027, with approximately $300 million in capital expenditures and approximately $20 million in operation and maintenance expenses to be carried over into 2028 and either (i) automatically authorized if Oncor does not file an updated SRP for a future period beginning with 2028 or (ii) included in any subsequent update to the SRP as part of that updated SRP’s first year of spend. We began implementing the approved plan in the fourth quarter of 2024 and are recognizing the recoverable distribution-related operation and maintenance expenses, depreciation expenses, debt carrying costs on unrecovered balances, and related taxes as a regulatory asset for future recovery in interim rate adjustments or base rate proceedings. For the three months ended September 30, 2026, and 2025, respectively, we recorded $69 million and $41 million in regulatory assets for distribution-related SRP costs and recognized a corresponding $69 million and $41 million in other regulated revenues related to the distribution-related SRP. For the nine months ended September 30, 2026, and 2025, respectively, we recorded $176 million and $111 million in regulatory assets for distribution-related SRP costs and recognized a corresponding $176 million and $111 million in other regulated revenues related to the distribution-related SRP. See “Regulatory Assets and Liabilities” below for more information on the regulatory assets and Note 3 for more information on the recognition of revenues related to the SRP.

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

The following table presents components of our regulatory assets and liabilities and their remaining recovery periods in effect at September 30, 2026.

	Remaining Rate Recovery/Amortization Period in Effect
	At September 30, 2026	At September 30, 2026	At December 31, 2025
Regulatory assets:
Employee retirement liability (a)(b)(d)	To be determined	$183	$192
Employee retirement costs being amortized	Not applicable	-	32
Employee retirement costs incurred since the last comprehensive base rate review period (b)	To be determined	151	131
Self-insurance reserve (primarily storm recovery costs) being amortized	5 years	815	219
Self-insurance reserve costs incurred since the last comprehensive base rate review period (primarily storm related) (b)	To be determined	248	936
Debt reacquisition costs	Lives of related debt	2	3
Under-recovered advanced metering system costs being amortized	5 years	23	32
Recoverable SRP (c)	To be determined	356	183
Recoverable UTM (c)	To be determined	443	104
Energy efficiency program utility incentives (formerly “performance bonus”) (a)	Approximately 1 year	8	33
Wholesale distribution substation service costs being amortized	5 years	52	35
Wholesale distribution substation service costs incurred since the last comprehensive base rate review period (b)	Not applicable	-	28
Expenses related to Coronavirus Disease 2019 (b)	5 years	15	19
Recoverable deferred income taxes	Various	104	76
Uncollectible payments from REPs	Various	5	7
Other regulatory assets	Various	20	19
Total regulatory assets		2,425	2,049

Regulatory liabilities:
Estimated net removal costs	Lives of related assets	1,706	1,623
Excess deferred taxes	Primarily over lives of related assets	1,139	1,182
Over-recovered wholesale transmission service expense (a)	Approximately 1 year	195	96
Unamortized gain on reacquisition of debt and senior secured notes extinguishment	Lives of related debt	22	23
Employee retirement costs over-recovered being refunded	5 years	63	15
Employee retirement costs over-recovered since the last comprehensive base rate review period (b)	To be determined	3	93
Other regulatory liabilities	Various	10	2
Total regulatory liabilities		3,138	3,034
Net regulatory liabilities		$(713)	$(985)

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

Alternative Revenue Program Revenues

(Energy Efficiency Program Utility Incentive Revenues)

The PUCT has implemented an incentive program allowing us to earn energy efficiency program incentives by exceeding PURA-mandated energy efficiency program targets. This incentive program and the related utility incentive revenues are considered alternative revenue program revenues under ASC 980. Annual utility incentives are generally recognized as revenue when approved by the PUCT, typically in the third or fourth quarter each year. No revenue related to an alternative revenue program was recorded in the nine months ended September 30, 2026 and 2025.

Disaggregation of Revenues

The following table reflects electric delivery revenues disaggregated by tariff:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)(b)	$694	$508	$1,554	$1,270
LC&I (a)(c)	442	375	1,237	1,042
Other (a)(d)	43	34	119	96
Total distribution base revenues	1,179	917	2,910	2,408
Transmission base revenues (TCOS revenues)
Third-party wholesale customers (a)	298	279	888	812
REPs serving Oncor distribution customers, through TCRF	169	155	480	450
Total TCOS revenues	467	434	1,368	1,262
Other miscellaneous revenues	23	24	73	72
Total revenues from contracts with customers	1,669	1,375	4,351	3,742
Other regulated revenues
SRP revenues (e)	69	41	176	111
UTM revenues (f)	139	36	339	55
Total other regulated revenues	208	77	515	166
Total revenues contributing to earnings	1,877	1,452	4,866	3,908

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	388	374	1,159	1,094
EECRF and other revenues	31	19	57	45
Total revenues collected for pass-through expenses	419	393	1,216	1,139
Total operating revenues	$2,296	$1,845	$6,082	$5,047

__________

(a)Includes unbilled surcharge revenues recognized in the three and nine months ended September 30, 2026 as a result of the surcharge relating to our comprehensive base rate review. See Note 2 for more information on the comprehensive base rate review and surcharge.

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

Customers

At September 30, 2026, our distribution business customers primarily consisted of over 100 REPs that sell electricity we distribute to end-use consumers in our certificated service area. The majority of consumers of the electricity we deliver through our distribution business are free to choose their electricity supplier from REPs who compete for their business. Our wholesale transmission revenues are collected from load serving entities benefitting from our transmission system. Our transmission business customers consist of municipally owned utilities, electric cooperatives and other distribution companies. Revenues from REP subsidiaries of our two largest customers collectively represented 27% and 22%, respectively, of our total operating revenues for the three months ended September 30, 2026, and 23% and 20%, respectively, of our total operating revenues for the nine months ended September 30, 2026. No other customer represented more than 10% of our total operating revenues during such periods.

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

4. SHORT-TERM BORROWINGS

The following table reflects our outstanding short-term borrowings and available unused borrowing capacity under the $2B Credit Facility and CP Program at September 30, 2026 and December 31, 2025:

	At September 30,	At December 31,
	2026	2025
$2B Credit Facility borrowing capacity	$2,000	$2,000
Less:
$2B Credit Facility outstanding borrowings	-	-
CP Notes outstanding	-	-
Total available unused short-term borrowing capacity	$2,000	$2,000

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

5. LONG-TERM DEBT

Our long-term debt instruments consist of U.S. dollar-denominated, euro-denominated, Canadian dollar-denominated and Australian dollar-denominated fixed rate senior secured notes, euro-denominated fixed rate junior subordinated unsecured notes, variable rate senior secured debt under the AR Facility, and variable rate senior unsecured debt under the $1B Credit Facility.

The following table is a summary of our outstanding long-term debt at September 30, 2026 and December 31, 2025:

	At September 30,	At December 31,
	2026	2025
Fixed Rate Senior Secured Notes (a):
Total U.S. dollar-denominated fixed rate senior secured notes (b)	$18,883	$15,721
Euro-denominated fixed rate senior secured notes:
3.50% Senior Secured Notes due May 15, 2031 measured at issuance	542	542
3.625% Senior Secured Notes due June 15, 2034 measured at issuance	805	805
2031 Euro Notes and 2034 Euro Notes remeasurement adjustments (c)	13	62
Total euro-denominated fixed rate senior secured notes	1,360	1,409
Canadian dollar-denominated fixed rate senior secured notes:
4.20% Senior Secured Notes due October 1, 2035 measured at issuance	361	361
2035 CAD Notes remeasurement adjustments (d)	(10)	3
Total Canadian dollar-denominated fixed rate senior secured notes	351	364
Australian dollar-denominated fixed rate senior secured notes:
5.70% Senior Secured Notes due June 24, 2033 measured at issuance	530	-
2033 AUD Notes remeasurement adjustments (e)	(9)	-
Total Australian dollar-denominated fixed rate senior secured notes	521	-
Total fixed rate senior secured notes	21,115	17,494
Fixed Rate Junior Subordinated Unsecured Notes (f):
Euro-denominated fixed rate junior subordinated unsecured notes:
4.55% Junior Subordinated Notes due November 26, 2056 measured at issuance	986	-
2056 Euro Junior Subordinated Notes remeasurement adjustments (c)	(23)	-
Total euro-denominated fixed rate junior subordinated unsecured notes	963	-
Variable Rate Senior Secured Debt:
AR Facility due May 4, 2029	-	325
Variable Rate Senior Unsecured Debt:
$500M Credit Facility (g)	-	480
Term Loan Credit Agreement (h)	-	925
Total variable rate senior debt	-	1,730
Total long-term debt	22,078	19,224
Unamortized discount, premium and debt issuance costs – net	(224)	(181)
Total carrying amount of long-term debt	$21,854	$19,043

___________

(a)Our senior secured notes are secured equally and ratably by a first priority lien on certain transmission and distribution assets. See “Deed of Trust” below for additional information.

(b)See the following table for details of our outstanding U.S. dollar-denominated fixed rate senior secured notes.

(c)The remeasurement of the Euro Notes at September 30, 2026, was calculated based on the exchange rate of €1.00 to $1.1330. The remeasurement of the then-outstanding Euro Notes at December 31, 2025 was calculated based on the exchange rate of €1.00 to $1.1739.

(d)The remeasurement of the 2035 CAD Notes at September 30, 2026, was calculated based on the exchange rate of C$1.00 to $0.7027. The remeasurement at December 31, 2025 was calculated based on the exchange rate of C$1.00 to $0.7287.

(e)The remeasurement of the 2033 AUD Notes at September 30, 2026, was calculated based on the exchange rate of A$1.00 to $0.6947.

(f)Our junior subordinated notes are our general unsecured subordinated obligations and rank junior in right of payment to all of our existing and future senior indebtedness.

(g)Repaid in full and terminated pursuant to its terms at our option on September 11, 2026.

(h)Repaid in full on September 11, 2026.

At September 30, 2026 and December 31, 2025, our outstanding U.S. dollar-denominated fixed rate senior secured notes consisted of the following:

	At September 30,	At December 31,
	2026	2025
U.S. Dollar-denominated Fixed Rate Senior Secured Notes:
3.86% Senior Secured Notes, Series B, due January 14, 2026	$-	$38
5.50% Senior Secured Notes, Series C, due May 1, 2026	-	200
4.50% Senior Secured Notes due March 20, 2027 (a)	500	500
4.30% Senior Secured Notes due May 15, 2028	600	600
3.70% Senior Secured Notes due November 15, 2028	650	650
5.75% Senior Secured Notes due March 15, 2029	318	318
5.00% Senior Secured Notes, Series F, due May 1, 2029	100	100
5.15% Senior Secured Notes, Series H, due May 1, 2029	250	250
4.65% Senior Secured Notes due November 1, 2029	650	650
2.75% Senior Secured Notes due May 15, 2030	700	700
4.50% Senior Secured Notes due March 15, 2031	750	-
5.34% Senior Secured Notes, Series D, due May 1, 2031	100	100
7.00% Senior Secured Notes due May 1, 2032	494	494
4.15% Senior Secured Notes due June 1, 2032	400	400
4.55% Senior Secured Notes due September 15, 2032	700	700
7.25% Senior Secured Notes due January 15, 2033	323	323
5.65% Senior Secured Notes due November 15, 2033	800	800
5.59% Senior Secured Notes, Series I, due May 1, 2034	150	150
5.35% Senior Secured Notes due April 1, 2035	650	650
5.45% Senior Secured Notes, Series E, due May 1, 2036	100	100
5.65% Senior Secured Notes due September 15, 2036	800	-
7.50% Senior Secured Notes due September 1, 2038	300	300
5.25% Senior Secured Notes due September 30, 2040	475	475
4.55% Senior Secured Notes due December 1, 2041	400	400
5.30% Senior Secured Notes due June 1, 2042	348	348
3.75% Senior Secured Notes due April 1, 2045	550	550
3.80% Senior Secured Notes due September 30, 2047	325	325
4.10% Senior Secured Notes due November 15, 2048	450	450
3.80% Senior Secured Notes due June 1, 2049	500	500
3.10% Senior Secured Notes due September 15, 2049	700	700
3.70% Senior Secured Notes due May 15, 2050	400	400
2.70% Senior Secured Notes due November 15, 2051	500	500
4.60% Senior Secured Notes due June 1, 2052	400	400
4.95% Senior Secured Notes due September 15, 2052	900	900
5.35% Senior Secured Notes due October 1, 2052	300	300
5.49% Senior Secured Notes, Series G, due May 1, 2054	50	50
5.55% Senior Secured Notes due June 15, 2054	750	750
5.80% Senior Secured Notes due April 1, 2055	650	650
5.90% Senior Secured Notes due March 15, 2056	850	-
6.35% Senior Secured Notes due September 15, 2066	1,000	-
Total U.S. dollar-denominated fixed rate senior secured notes	$18,883	$15,721

___________

(a)At September 30, 2026, in accordance with ASC 470-10 “Debt,” our intent to refinance such debt on a long-term basis and our ability to refinance the obligations through the available capacity of the AR Facility and the $1B Credit Facility resulted in the debt balance that was due within 12 months being classified as long-term debt, noncurrent.

Senior Secured Notes Activities

Senior Secured Notes Issuances

Issuance of Senior Secured Notes Under August 2002 Indenture (2031 Notes/2056 Notes)

On March 17, 2026, we issued (i) $750 million aggregate principal amount of our 4.50% Senior Secured Notes due 2031 (2031 Notes) and (ii) $850 million aggregate principal amount of our 5.90% Senior Secured Notes due 2056 (2056 Notes). The notes were issued under our August 2002 indenture and are secured pursuant to the Deed of Trust.

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

Our Australian dollar-denominated fixed rate payment obligations under the 2033 AUD Notes were effectively converted to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently executed cross-currency swaps, which are intended to mitigate foreign currency exchange rate risk associated with the interest and principal payments on the 2033 AUD Notes that are due in Australian dollars. As a result of the cross-currency swaps, the U.S. dollar principal amount due on the 2033 AUD Notes at maturity will be $530 million, and the all-in U.S. dollar fixed rate coupon on the 2033 AUD Notes is 5.172%. See Note 10 for more information on our cross-currency swaps activities.

Issuance of Senior Secured Notes Under August 2002 Indenture (2036 Notes/2066 Notes)

On September 11, 2026, we issued (i) $800 million aggregate principal amount of our 5.65% Senior Secured Notes due 2036 (2036 Notes) and (ii) $1 billion aggregate principal amount of our 6.35% Senior Secured Notes due 2066 (2066 Notes). The notes were issued under our August 2002 indenture and are secured pursuant to the Deed of Trust.

The 2036 Notes and the 2066 Notes bear interest at the rate of 5.65% and 6.35% per annum, respectively. Interest on the 2036 Notes and the 2066 Notes accrued from September 11, 2026 and is payable semi-annually in arrears on March 15 and September 15 of each year, and at maturity, beginning on March 15, 2027. The 2036 Notes and the 2066 Notes mature on September 15, 2036 and September 15, 2066, respectively. At any time prior to June 15, 2036, in the case of the 2036 Notes and March 15, 2066, in the case of the 2066 Notes, we may redeem such notes in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. At any time on or after June 15, 2036, in the case of the 2036 Notes and March 15, 2066, in the case of the 2066 Notes, we may redeem such notes, in whole or in part, at 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to but excluding the date fixed for redemption.

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

The 2056 Euro Junior Subordinated Notes bear interest at a rate of 4.55% per annum and mature on November 26, 2056. The 2056 Euro Junior Subordinated Notes will bear interest (i) from, and including, the original issuance date to, but not including, First Interest Reset Date at an annual rate of 4.55%, (ii) from, and including, First Interest Reset Date to, but not including, November 26, 2036 at an annual rate equal to the euro mid-market swap reference rate for a term of five years on the day which is two business days preceding the applicable Interest Reset Date (as defined below) (Five-Year Swap Rate) plus 1.534% (Initial Margin), (iii) during each Interest Reset Date from, and including, November 26, 2036 to, but not including, November 26, 2051, at an annual rate equal to the applicable Five-Year Swap Rate plus the Initial Margin plus 0.25%, and (iv) during the period from, and including, November 26, 2051 to, but not including, the maturity date, at an annual rate equal to the applicable Five-Year Swap Rate plus the Initial Margin plus 1.00%. The interest rate on the 2056 Euro Junior Subordinated Notes will reset on the First Interest Reset Date and on each fifth anniversary thereof (each, an Interest Reset Date).

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

Long-Term Revolving Facilities

The following table reflects the available borrowing capacities under our long-term revolving facilities at September 30, 2026 and December 31, 2025:

	At September 30,	At December 31,
Available Borrowing Capacity	2026	2025
AR Facility	$600	$175
$500M Credit Facility (a)	-	20
$1B Credit Facility	1,000	1,000
Total available long-term borrowing capacity	$1,600	$1,195

____________

(a) Repaid in full and terminated pursuant to its terms at our option on September 11, 2026.

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

The following table summarizes the borrowings and repayments under the AR Facility in the nine months ended September 30, 2026:

Borrowing (Repayment) Amounts
Balance outstanding at December 31, 2025	$325
Borrowing on January 29, 2026	150
Repayment on March 17, 2026	(475)
Borrowing on July 30, 2026	75
Borrowing on August 28, 2026	300
Repayment on September 11, 2026	(375)
Balance outstanding at September 30, 2026	$-

At September 30, 2026, the borrowing base for the AR Facility was $600 million and there were no borrowings outstanding under the AR Facility.

$500M Credit Facility Repayment and Termination

On September 11, 2026, we repaid the full $480 million aggregate borrowings outstanding under the $500M Credit Facility and terminated the facility in accordance with the prepayment and commitment termination provisions. The $500M Credit Facility provided for a revolving credit facility in an aggregate principal amount of $500 million and would have expired in February 2027.

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

At September 30, 2026, there were no borrowings outstanding under the $1B Credit Facility.

Term Loan Credit Agreement Repayment

On December 26, 2025, we borrowed $925 million aggregate principal amount, and on January 29, 2026, we borrowed the remaining $475 million aggregate principal amount under the Term Loan Credit Agreement. Following the borrowing in January 2026, no additional amounts remained available for borrowing under the Term Loan Credit Agreement. On March 17, 2026 and March 31, 2026, we repaid $500 million and $275 million, respectively, of the aggregate principal amount outstanding under the Term Loan Credit Agreement. On September 11, 2026, we repaid in full the remaining $625 million aggregate borrowings outstanding under the Term Loan Credit Agreement. As a result of the repayment, no borrowings remained outstanding and the Term Loan Credit Agreement ceased to be in effect. Our Term Loan Credit Agreement would have matured on March 1, 2027.

Fair Value of Long-Term Debt

At September 30, 2026 and December 31, 2025, the estimated fair value of our long-term debt (net of unamortized discount, premium, and debt issuance costs) totaled $19.584 billion and $18.176 billion, respectively, and the carrying amount totaled $21.854 billion and $19.043 billion, respectively. The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

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

Leases

As lessee, our leased assets primarily consist of our vehicle fleet and real estate leased for company offices, materials distribution centers and service centers. Our leases are accounted for as operating leases for GAAP purposes. At September 30, 2026, we also had $2 million in operating leases for temporary emergency electric energy facilities that are treated as finance leases solely for rate-making purposes as required by PURA. Operating lease costs that are not capitalized are generally recognized as operating expenses on a straight-line basis over the lease term. We are not a lessor to any material lease contracts. See Note 7 to Consolidated Financial Statements in our 2025 Form 10-K for additional information on leases.

Sales and Use Tax Audits

We are subject to sales and use tax audits in the normal course of business. As of September 30, 2026, the Texas State Comptroller’s office was conducting one sales and use tax audit for the audit period covering January 2018 through December 2022. While the outcome of this ongoing audit is uncertain, based on our analysis, we do not expect that the ultimate resolution of this ongoing audit will have a material adverse effect on our financial position, results of operations, or cash flows.

During the second quarter of 2026, we received a $27 million sales and use tax audit settlement refund from the Texas Comptroller of Public Accounts associated with a previously settled audit covering the July 2013 through December 2017 audit period. Of the total refund received during the second quarter of 2026, $17 million was reflected as an investing cash inflow on the Condensed Statements of Consolidated Cash Flows.

Contractual Purchase Obligations

At September 30, 2026, we had contractual purchase obligations in the amount of $130 million under outsourcing agreements over the five-year period from 2026 through 2030.

7. MEMBERSHIP INTERESTS

Capital Contributions

We received cash capital contributions from our members of $760 million on October 28, 2026. In the nine months ended September 30, 2026, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 12, 2026	$1,091
April 29, 2026	$760
July 29, 2026	$760

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

In April 2026, the PUCT issued an order in our 2025 comprehensive base rate review (PUCT Docket No. 58306) that revises our regulatory capital structure to 56.5% debt to 43.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s regulatory debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt including any finance leases plus unamortized gains on reacquired debt less unamortized issuance expenses, discounts, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with GAAP, excluding accumulated other comprehensive loss and the effects of acquisition accounting from a 2007 transaction. At September 30, 2026, our regulatory capitalization was 55.3% debt to 44.7% equity and as a result we had $862 million available to distribute to our members without exceeding our authorized regulatory debt-to-equity ratio.

On October 27, 2026, our board of directors declared, and we paid, a cash distribution of $285 million. In the nine months ended September 30, 2026, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 11, 2026	February 11, 2026	$286
April 28, 2026	April 28, 2026	$286
July 28, 2026	July 28, 2026	$285

Membership Interests

The following tables present the changes to membership interests during the three and nine months ended September 30, 2026 and 2025, net of tax:

	Three Months Ended September 30, 2026 and 2025
	Capital Account	AOCI	Total Membership Interests
Balance at June 30, 2026	$20,515	$(185)	$20,330
Net income	572	-	572
Capital contributions from members	760	-	760
Distributions to members	(285)	-	(285)
Other comprehensive income (loss)	-	186	186
Balance at September 30, 2026	$21,562	$1	$21,563

	Capital Account	AOCI	Total Membership Interests
Balance at June 30, 2025	$17,110	$(232)	$16,878
Net income	380	-	380
Capital contributions from members	647	-	647
Distributions to members	(219)	-	(219)
Other comprehensive (loss) income	-	(15)	(15)
Balance at September 30, 2025	$17,918	$(247)	$17,671

	Nine Months Ended September 30, 2026 and 2025
	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2025	$18,596	$(228)	$18,368
Net income	1,212	-	1,212
Capital contributions from members	2,611	-	2,611
Distributions to members	(857)	-	(857)
Other comprehensive income (loss)	-	229	229
Balance at September 30, 2026	$21,562	$1	$21,563

	Capital Account	AOCI	Total Membership Interests
Balance at December 31, 2024	$15,814	$(184)	$15,630
Net income	820	-	820
Capital contributions from members	1,857	-	1,857
Distributions to members	(573)	-	(573)
Other comprehensive (loss) income	-	(63)	(63)
Balance at September 30, 2025	$17,918	$(247)	$17,671

AOCI

The following tables present the changes to AOCI, net of tax, during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026 and 2025
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at June 30, 2026	$(51)	$(134)	$(185)
OCI before reclassifications	183	-	183
Amounts reclassified from AOCI (a)	1	2	3
Net OCI	184	2	186
Balance at September 30, 2026	$133	$(132)	$1

Balance at June 30, 2025	$(91)	$(141)	$(232)
OCI before reclassifications	(18)	-	(18)
Amounts reclassified from AOCI (a)	2	1	3
Net OCI	(16)	1	(15)
Balance at September 30, 2025	$(107)	$(140)	$(247)

	Nine Months Ended September 30, 2026 and 2025
	Derivative Hedges	Pension and OPEB Plans	Total AOCI
Balance at December 31, 2025	$(91)	$(137)	$(228)
OCI before reclassifications	221	-	221
Amounts reclassified from AOCI (a)	3	5	8
Net OCI	224	5	229
Balance at September 30, 2026	$133	$(132)	$1

Balance at December 31, 2024	$(41)	$(143)	$(184)
OCI before reclassifications	(70)	-	(70)
Amounts reclassified from AOCI (a)	4	3	7
Net OCI	(66)	3	(63)
Balance at September 30, 2025	$(107)	$(140)	$(247)

___________

(a)The amounts reclassified from “Derivative Hedges” affect the “Interest expense and related charges” line item on the Condensed Statements of Consolidated Income. The amounts reclassified from “Pension and OPEB Plans” affect the “Operation and maintenance” and “Other (income) and deductions – net” line items on the Condensed Statements of Consolidated Income.

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

Pension and OPEB Costs

Our net costs related to pension plans and the OPEB Plans for the three and nine months ended September 30, 2026 and 2025, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net pension costs:
Service cost	$7	$6	$21	$18
Interest cost (a)	32	32	96	96
Expected return on assets (a)	(28)	(30)	(86)	(90)
Amortization of net loss (a)	7	2	21	6
Net pension costs	18	10	52	30
Net adjustments (b)	(13)	(4)	(35)	(11)
Net pension costs recognized as operation and maintenance expense or other deductions	$5	$6	$17	$19

Components of net OPEB costs:
Service cost	$-	$1	$2	$2
Interest cost (a)	8	9	24	26
Expected return on assets (a)	(1)	(1)	(5)	(5)
Amortization of net loss (a)	(2)	(2)	(6)	(6)
Net OPEB costs	5	7	15	17
Net adjustments (b)	(3)	(4)	(8)	(10)
Net OPEB costs recognized as operation and maintenance expense or other deductions	$2	$3	$7	$7

___________

(a)The components of net costs, other than the service cost component, are recorded in “Other (income) and deductions – net” on the Condensed Statements of Consolidated Income.

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

Pension Plans and OPEB Plans Cash Contributions

We made cash contributions to the pension plans and OPEB Plans of $83 million and $15 million, respectively, during the nine months ended September 30, 2026. Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future fundings for the pension plans and the OPEB Plans are expected to total $18 million and $6 million, respectively, during the remainder of 2026.

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

Amounts payable to (receivable from) members related to income taxes under the tax sharing agreement and reported on our balance sheet consisted of the following:

	At September 30, 2026			At December 31, 2025
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes receivable	$(4)	$(1)	$(5)	$(38)	$(10)	$(48)
Texas margin tax payable	26	-	26	31	-	31
Net payable (receivable)	$22	$(1)	$21	$(7)	$(10)	$(17)

Cash payments made to (receipts from) members related to income taxes in the nine months ended September 30, 2026 and 2025 consisted of the following:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	STH	Texas Transmission	Total	STH	Texas Transmission	Total
Federal income taxes	$(35)	$(8)	$(43)	$-	$-	$-
Texas margin tax	34	-	34	31	-	31
Total (receipts) payments	$(1)	$(8)	$(9)	$31	$-	$31

See Note 7 for information regarding cash capital contributions from and distributions to members.

•Sempra owns an indirect 50% interest in the parent of Sharyland. Sharyland provided wholesale transmission service to us in the amount of $4 million during each of the three months ended September 30, 2026 and 2025, and $14 million and $12 million in the nine months ended September 30, 2026 and 2025, respectively, at rates set pursuant to PUCT-approved tariffs. Pursuant to an operation agreement between us and Sharyland that was entered into in connection with a PUCT order, we provide Sharyland with substation monitoring and switching services. These services totaled less than $1 million in each of the nine months ended September 30, 2026 and 2025.

10. DERIVATIVES AND HEDGING

We are exposed to changes in interest rates and foreign currency exchange rates primarily as a result of our current and expected future debt financings. We use derivative instruments typically designated as cash flow or fair value hedges to help mitigate our exposure related to those risks.

Interest Rate Derivatives

We use interest rate swaps, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At September 30, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions.

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

Interest Rate Hedge Transactions

In April 2025, we began entering into a series of interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2029. In the first quarter of 2026, a portion of such interest rate swaps were settled upon the issuance of our 2031 Notes and 2056 Notes and a $4 million ($3 million net of tax) net fair value loss was realized and recorded in OCI, which will be amortized into net income as an increase in interest expense for the 2031 Notes and 2056 Notes, respectively. In the third quarter of 2026, a portion of such interest rate swaps were settled upon the issuance of our 2036 Notes and 2066 Notes and a $36 million ($29 million net of tax) net fair value gain was realized and recorded in OCI, which will be amortized into net income as a decrease in interest expense for the 2036 Notes and 2066 Notes, respectively.

In the three and nine months ended September 30, 2026, we recorded a $177 million ($139 million net of tax) net unrealized fair value gain and a $197 million ($155 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI, respectively.

The table below summarizes the outstanding interest rate swaps at September 30, 2026:

	Aggregate Notional Amounts	Range of Locked Fixed Rates	Range of Estimated Settlement Years
Interest rate swaps	$3,435	3.53% ~ 4.67%	2027 ~ 2029

There was approximately $1 million in net losses recorded in AOCI at September 30, 2026 related to the interest rate swaps, to be amortized into net income as an increase to interest expense within the next 12 months.

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

Foreign Currency Exchange Rate Hedge Transactions

In May 2026, we entered into multiple cross-currency swaps, designated as fair value hedges, that effectively converted our euro-denominated fixed rate payment obligations under our 2056 Euro Junior Subordinated Notes to U.S. dollar-denominated payment obligations with respect to payments to be made during the period from May 26, 2026 to November 26, 2031.

In June 2026, we entered into multiple cross-currency swaps, also designated as fair value hedges, that effectively converted our Australian dollar-denominated fixed rate payment obligations under our 2033 AUD Notes to U.S. dollar-denominated payment obligations.

In the three and nine months ended September 30, 2026, we recorded a $2 million net fair value gain of the cross-currency swaps and a $41 million net fair value loss of the cross-currency swaps, respectively. The amount attributable to excluded components was a $19 million ($15 million net of tax) gain and was recorded in OCI in the three months ended September 30, 2026. The amount attributable to excluded components was a $51 million ($40 million net of tax) gain and was recorded in OCI in the nine months ended September 30, 2026.

At September 30, 2026, the following foreign currency derivative contracts designated as fair value hedges of the Euro Notes, the 2035 CAD Notes and the 2033 AUD Notes were outstanding:

							Fair Value Gain (Loss)
							Three Months Ended September 30,		Nine Months Ended September 30,
Cross-Currency Swaps	Notional Amounts (a)	Pay Rates (b)	Receive Amounts (a)		Receive Rates	Maturities	2026	2025	2026	2025
Executed in May 2024	$542	5.371%		€500	3.500%	2031	$(4)	$(2)	$(11)	$56
Executed in June 2025	$805	5.441%		€700	3.625%	2034	$(2)	$(9)	$(10)	$(15)
Executed in September 2025	$361	5.022%	C$	500	4.200%	2035	$3	$(4)	$(1)	$(4)
Executed in May 2026	$986	5.985%		€850	4.550%	2031 (c)	$(6)	$-	$(16)	$-
Executed in June 2026	$530	5.172%	A$	750	5.700%	2033	$11	$-	$(3)	$-

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

Financial Statement Presentation

Derivative Contract Fair Values and Income Statement Impacts

We maintain agreements with certain counterparties that allow for the right to offset accounts payable, accounts receivable, and cash collateral (if paid) in order to reduce credit exposure. The following tables present the gross derivative contract positions and the net values on a counterparty basis as reported on the Condensed Consolidated Balance Sheets, after taking into consideration netting arrangements with counterparties as of September 30, 2026 and December 31, 2025:

		Fair Value of Derivative Assets (Liabilities)
		At September 30,	At December 31,
	Classification of Derivative Contract Positions	2026	2025
Interest rate swaps	Current assets	$-	$7
	Noncurrent assets	202	6
	Current liabilities	-	(7)
Cross-currency swaps	Noncurrent assets	-	29
	Noncurrent liabilities	(33)	(20)
		$169	$15

Balance Sheet Location (Note 12)
Prepayments and other current assets		$-	$7
Other noncurrent assets		212	29
Operating lease and other current liabilities		-	(7)
Other noncurrent obligations		(43)	(14)
		$169	$15

The table below provides the related income statement impacts of cross-currency swap derivative contracts for the three and nine months ended September 30, 2026 and 2025, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2026	2025	2026	2025
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	Other (income) and deductions – net (a)	$18	$8	$94	$(83)

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

Fair Value Measurements

The fair value of our interest rate swap and cross-currency swap derivative instruments is measured using inputs that are considered a Level 2 measurement, as they are not actively traded and are valued using pricing models that use observable market quotations. Additionally, the fair values of derivatives designated in hedging relationships include valuation adjustments to appropriately incorporate nonperformance risk for us and/or the respective counterparties. At September 30, 2026, the fair values of derivatives designated in hedging relationships include net $12 million in credit valuation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment operating revenues (a)	$2,296	$1,845	$6,082	$5,047
Less:
Wholesale transmission service	388	374	1,159	1,094
Base operation and maintenance, and administrative expenses (b)	309	282	885	818
SRP operation and maintenance, and administrative expenses	50	38	133	108
Regulatory asset/liability amortization and cost of service accruals (c)	112	74	329	223
Depreciation and amortization	356	300	1,036	877
Property taxes	76	68	235	207
Gross receipts and franchise taxes	81	79	221	217
Other (income) and deductions (d)	(37)	(20)	(96)	(49)
Provision in lieu of income taxes	140	80	280	173
Interest expense and related charges - net (e)	249	190	688	559
Segment expenses	1,724	1,465	4,870	4,227
Segment net income	$572	$380	$1,212	$820

_________

(a)Revenues from REP subsidiaries of our two largest customers collectively represented 27% and 22%, respectively, of our total operating revenues for the three months ended September 30, 2026, and 23% and 20%, respectively, of our total operating revenues for the nine months ended September 30, 2026. No other customer represented more than 10% of our total operating revenues during such periods.

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

(e)Includes interest expenses and related charges, and net interest and investment income.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other (Income) and Deductions – Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Professional fees	$2	$2	$5	$7
Recoverable Pension and OPEB – non-service costs	4	5	10	14
Non-recoverable pension and OPEB	1	-	2	-
AFUDC – equity income	(42)	(26)	(109)	(65)
Interest and investment income – net	(12)	(11)	(36)	(19)
Fair value loss (gain) on cross-currency swaps attributable to changes in the foreign currency exchange rate	18	8	94	(83)
(Gain) loss due to remeasurement of foreign currency denominated notes	(18)	(8)	(94)	83
Other	-	1	1	2
Total other (income) and deductions – net	$(47)	$(29)	$(127)	$(61)

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest	$286	$217	$788	$618
Amortization of discount, premium and debt issuance costs – net	4	2	12	5
Less AFUDC – capitalized interest portion	(29)	(18)	(76)	(45)
Total interest expense and related charges	$261	$201	$724	$578

Accounts Receivable – Net

Accounts receivable reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2026	2025
Accounts receivable	$1,446	$1,070
Surcharge receivable	113	-
Less allowance for uncollectible accounts	(29)	(22)
Accounts receivable – net	$1,530	$1,048

The accounts receivable balance from REP subsidiaries of our two largest customers, collectively represented 26% and 22%, respectively, of our accounts receivable balance at September 30, 2026 and 23% and 19%, respectively, of our accounts receivable balance at December 31, 2025. No other customer represented 10% or more of the total accounts receivable at such dates.

Under a PUCT rule relating to the Certification of Retail Electric Providers, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset.

Prepayments and Other Current Assets

Prepayments and other current assets reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2026	2025
Insurance prepayments	$40	$28
Local franchise tax prepayments	81	84
Fair value of derivative current assets	-	7
Other	31	21
Prepayments and other current assets	$152	$140

Investments and Other Property

Investments and other property reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2026	2025
Assets related to employee benefit plans	$208	$192
Non-utility property – land	10	10
Other	1	1
Total investments and other property	$219	$203

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

	At September 30,	At December 31,
	2026	2025
Assets
Cash and cash equivalents	$8	$6
REP accounts receivable – net	1,027	677
Income tax receivable	6	3
Total assets	$1,041	$686

Liabilities
Accrued interest	$1	$1
Long-term borrowings – net	-	325
Total liabilities	$1	$326

Property, Plant and Equipment – Net

Property, plant and equipment – net reported on our balance sheet consisted of the following:

	Composite Depreciation Rate/Average Life of Depreciable Plant
	At September 30, 2026	At September 30, 2026	At December 31, 2025
Assets in service:
Distribution	2.8% / 35.1 years	$25,100	$23,148
Transmission	2.4% / 42.2 years	20,640	19,032
Other assets (a)	9.8% / 10.2 years	2,688	2,566
Total		48,428	44,746
Less accumulated depreciation		10,431	10,135
Net of accumulated depreciation		37,997	34,611
Construction work in progress		5,090	3,142
Held for future use		98	81
Property, plant and equipment – net		$43,185	$37,834

_________

(a)Includes intangible capitalized software and general property, plant and equipment.

Intangible Assets

Intangible assets (other than goodwill) reported on our balance sheet as part of property, plant and equipment consisted of the following:

	At September 30, 2026			At December 31, 2025
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Identifiable intangible assets subject to amortization:
Land easements	$973	$146	$827	$935	$140	$795
Capitalized software and other	1,618	543	1,075	1,507	444	1,063
Total	$2,591	$689	$1,902	$2,442	$584	$1,858

Aggregate amortization expense for intangible assets totaled $51 million and $35 million for the three months ended September 30, 2026 and 2025, respectively, and $148 million and $100 million for the nine months ended September 30, 2026 and 2025, respectively.

Other Noncurrent Assets

Other noncurrent assets reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2026	2025
Fair value of derivative noncurrent assets	$212	$29
Prepayments – noncurrent	18	12
Other	23	18
Total other noncurrent assets	$253	$59

Operating lease and other current liabilities

Operating lease and other current liabilities reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2026	2025
Payroll tax payable	$3	$4
Employee benefit obligation – current	142	144
Transmission service obligation	180	184
Operating lease obligation – current	60	50
Customer deposits and related tax gross-up – current (a)	1,076	8
Fair value of derivative current liabilities	-	7
Other	16	12
Total operating lease and other current liabilities	$1,477	$409

____________

(a)See Note 1 for more information on these customer deposits held in a segregated interest-bearing account and classified as restricted cash.

Other Noncurrent Obligations

Other noncurrent obligations reported on our balance sheet consisted of the following:

	At September 30,	At December 31,
	2026	2025
Investment tax credits	$1	$2
Customer deposits and related tax gross-up – noncurrent (a)	311	665
Litigation claim obligations	-	3
Fair value of derivative noncurrent liabilities	43	14
Other	34	27
Total other noncurrent obligations	$389	$711

____________

(a)See Note 1 for more information on these customer deposits held in a segregated interest-bearing account and classified as restricted cash.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2026	2025
Cash receipts (payments) related to:

Interest payments	$(674)	$(492)
Less capitalized interest	76	45
Interest payments (net of amounts capitalized)	$(598)	$(447)

Cash receipts (payments) in lieu of income taxes (Note 9):
Federal	$43	$-
State	(34)	(31)
Total receipts (payments) in lieu of income taxes	$9	$(31)

Noncash financing activities:
Debt extinguished through legal defeasance	$-	$9

Noncash investing activities:
Construction expenditures financed through accounts payable (a)	$1,024	$666

____________

(a)Represents end-of-period accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 compared to the same period in 2025 should be read in conjunction with our condensed consolidated financial statements (Financial Statements) and the notes to those statements herein, as well as our consolidated financial statements, the notes to those statements and “Item 1A. Risk Factors” contained in our 2025 Form 10-K.

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

Significant Activities and Events

765-kV Transmission Line Projects — We continue to see heightened engagement from the public as well as state and local officials regarding STEP (which includes both the PBRP as well as projects outside of the PBRP) and its 765-kV transmission lines, including relating to the necessity, cost, timing, route options, and overall infrastructure design. Public officials, landowners, and other stakeholders have called on the PUCT to deny or delay approval of CCN applications for 765-kV transmission lines. In August 2026, the PUCT approved two PBRP 765-kV transmission line CCN applications filed by Oncor (PUCT Docket Nos. 59029 and 59315). The PUCT order in those dockets is subject to motions for rehearing, which have been filed, and appeals. In October, the PUCT extended its deadline to act on the motions for rehearing to December 6, 2026, the maximum extent allowed by law. Oncor has two remaining CCN applications for PBRP 765-kV transmission lines pending consideration by the PUCT, both relating to a transmission line to be jointly built by Oncor and another utility (PUCT Docket Nos. 59182 and 59475). In August 2026, a proposal for decision was issued by administrative law judges of the State Office of Administrative Hearings (SOAH) recommending the PUCT deny those pending applications, but the administrative law judges in both dockets have identified proposed routing paths should the PUCT approve the applications. In September 2026, the PUCT remanded the dockets for that joint transmission line project back to SOAH to address issues related to reliability standards and congestion costs. We expect to receive a PUCT order regarding those pending CCN applications by the end of this year or early next year. No CCN applications for non-PBRP 765-kV STEP projects have been filed to date. Denial of, or significant delays in, any of our 765-kV CCN applications, or significant modifications to or cancellations of 765-kV projects we currently expect to construct, could have various material financial, operational, legal, and other impacts on us. Our five-year 2026 through 2030 capital plan and our announced incremental capital opportunities for that period include significant amounts attributable to STEP. For a discussion of additional risks and uncertainties relating to STEP, see “Item 1A. Risk Factors” in our 2025 Form 10-K.

ERCOT Large Load Interconnection Process Developments — Issues relating to large load customers, particularly the large and growing number of data centers proposed in ERCOT, have received significant governmental, regulatory, and public involvement. For instance, a growing number of cities and counties in Texas have recently considered or proposed restrictions on data center development. In August, the Governor of Texas directed the PUCT and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process before allowing any data center project to move forward. This follows ERCOT’s implementation of a PUCT-approved, system-wide approach to sequence large load customer interconnection requests (loads of 75 MW or greater) in a recurring batch interconnection framework, the first stage of which is known as the batch zero process. While ERCOT has conditionally released customer load classifications to transmission service providers, those classifications remain subject to completion of ERCOT’s data center comprehensive verification and audit, as well as additional ERCOT processes. A final transmission plan reflecting the results of ERCOT’s batch zero study process is not expected until the second half of 2027. The determination and timing of the customer projects eligible to advance in the interconnection process could have various financial, operational, legal and other impacts on us as a transmission service provider.

In addition, rules and regulations related to interconnection of large load customers continue to develop and could also have various impacts on us. Legislation that took effect in June 2025 set criteria for new large load interconnections and directed the PUCT to adopt rules to ensure large load customers paid a reasonable share of allocated transmission costs. The PUCT has since adopted various rules and is expected to continue to consider additional rules, to implement this legislation. For example, in September 2026 the PUCT adopted new large load customer interconnection standards requiring those customers to provide their transmission or distribution service provider with financial security as well as pay direct interconnection costs. The regulatory and political landscape relating to large load customer interconnections to the ERCOT grid continues to evolve, and we cannot predict the extent to which any new regulations or legislation will impact our business. For a discussion of additional risks and uncertainties relating to large load customer interconnections, see “Item 1A. Risk Factors” in our 2025 Form 10-K.

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — In April 2026, the PUCT issued an order in our comprehensive base rate review. The new base rates implementing the terms of the order took effect June 1, 2026. In addition, the proceeding permitted us to surcharge the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026. That surcharge took effect on August 1, 2026 and will be recovered over the remainder of 2026. We recognized $22 million in unbilled surcharge revenues in the three months ended September 30, 2026 and $203 million in unbilled surcharge revenues in the nine months ended September 30, 2026. See Note 2 to Financial Statements and “—Regulation and Rates—Regulatory Matters” below for a discussion of the comprehensive base rate review and the surcharge.

UTM — See Notes 2 and 3 to Financial Statements for more information on the UTM and our recognition of revenues and recording of regulatory assets for the three and nine months ended September 30, 2026, and “—

Regulation and Rates—Regulatory Matters” below for a discussion of our pending UTM application. On October 4, 2026, temporary rates reflecting the requested rates in our UTM application took effect as permitted by statute, subject to future refunds or credits to the extent the final rates approved by the PUCT differ from the temporary rates.

Debt-Related Activities — See “—Financial Condition—Liquidity and Capital Resources” below and Notes 4 and 5 to Financial Statements for information regarding our debt-related activities.

RESULTS OF OPERATIONS

	Twelve Months Ended September 30,		%
	2026	2025	Change
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (non-storm)	82.9	82.2	0.9
System Average Interruption Frequency Index (SAIFI) (non-storm)	1.2	1.2	0.0
Customer Average Interruption Duration Index (CAIDI) (non-storm)	66.9	70.8	(5.5)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of active meters)	4,155	4,100	1.3

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Residential system weighted weather data (b):
Cooling degree days	1,558	1,112	446	2,247	1,710	537
Heating degree days	-	-	-	360	589	(229)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2026	2025	Change	2026	2025	Change
Operating statistics:
Electric energy volumes (gigawatt-hours)
Residential	17,977	15,034	19.6	39,604	37,567	5.4
Commercial, industrial, small business and other	37,229	35,727	4.2	100,386	94,426	6.3
Total electric energy volumes	55,206	50,761	8.8	139,990	131,993	6.1

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

	Three Months Ended September 30,		$	Nine Months Ended September 30,		$
	2026	2025	Change	2026	2025	Change
Operating revenues
Revenues contributing to earnings:
Revenues from contracts with customers
Distribution base revenues
Residential (a)(b)	$694	$508	$186	$1,554	$1,270	$284
LC&I (a)(c)	442	375	67	1,237	1,042	195
Other (a)(d)	43	34	9	119	96	23
Total distribution base revenues	1,179	917	262	2,910	2,408	502
Transmission base revenues (TCOS revenues)
Third-party wholesale customers (a)	298	279	19	888	812	76
REPs serving Oncor distribution customers, through TCRF	169	155	14	480	450	30
Total TCOS revenues	467	434	33	1,368	1,262	106
Other miscellaneous revenues	23	24	(1)	73	72	1
Total revenues from contracts with customers	1,669	1,375	294	4,351	3,742	609
Other regulated revenues
SRP revenues (e)	69	41	28	176	111	65
UTM revenues (f)	139	36	103	339	55	284
Total other regulated revenues	208	77	131	515	166	349
Total revenues contributing to earnings	1,877	1,452	425	4,866	3,908	958

Revenues collected for pass-through expenses:
TCRF – third-party wholesale transmission service	388	374	14	1,159	1,094	65
EECRF and other revenues	31	19	12	57	45	12
Total revenues collected for pass-through expenses	419	393	26	1,216	1,139	77
Total operating revenues	$2,296	$1,845	$451	$6,082	$5,047	$1,035

___________

(a)Includes unbilled surcharge revenues recognized in the three and nine months ended September 30, 2026 as a result of the surcharge relating to our comprehensive base rate review. See Note 2 to Financial Statements for more information on the comprehensive base rate review and surcharge.

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

Financial Results — Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Total operating revenues increased $451 million, or 24%, to $2.296 billion during the three months ended September 30, 2026.

Revenues contributing to earnings increased $425 million to $1.877 billion during the three months ended September 30, 2026. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $262 million to $1.179 billion during the three months ended September 30, 2026. The increase in distribution base revenues primarily reflects:

o$130 million increase due to the distribution component in new base rates implemented June 1, 2026,

o$105 million increase due to higher customer consumption, primarily attributable to warmer weather,

o$14 million increase due to the distribution component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review, and

o$11 million increase due to customer growth.

Distribution base rates are set periodically in a comprehensive base rate review docket. Base rates implementing the final order in our most recent comprehensive base rate review, PUCT Docket No. 58306, went into effect on June 1, 2026. In connection with that proceeding, we were also permitted to surcharge the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026. That surcharge went into effect on August 1, 2026. See Note 2 to Financial Statements and “—Regulation and Rates—Regulatory Matters” below for more information on the base rate review order and surcharge filing.

Distribution base rates may also be updated on an interim basis through interim DCRF rate updates, which we can request through either a UTM application or an interim DCRF rate adjustment application. See “—Regulation and Rates—Regulatory Matters” below for more information on our pending UTM application and temporary rates that took effect in October 2026.

•An Increase in Transmission Base Revenues — TCOS revenues increased $33 million to $467 million during the three months ended September 30, 2026. The increase in TCOS revenues primarily reflects:

o$31 million increase due to the transmission component in new base rates implemented June 1, 2026, and

o$2 million increase due to the transmission component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review.

TCOS revenues are collected from load serving entities benefiting from our transmission system, and the rates charged to those customers are adjusted based on the transmission billing units and other adjustments approved by the PUCT. The base rates that went into effect on June 1, 2026 pursuant to the order in PUCT Docket No. 58306 also updated the transmission component of our rates. We may request interim updates to our transmission base rates between comprehensive base rate reviews through a UTM application or interim TCOS rate adjustment application. See “—Regulation and Rates—Regulatory Matters” below for more information on our pending UTM application and temporary rates that took effect in October 2026.

•A Decrease in Other Miscellaneous Revenues — Other miscellaneous revenues decreased $1 million to $23 million during the three months ended September 30, 2026.

•An Increase in Other Regulated Revenues — Other regulated revenues increased $131 million to $208 million during the three months ended September 30, 2026. The increase in other regulated revenues primarily reflects:

o$103 million increase due to revenues recognized pursuant to the UTM, and

o$28 million increase due to revenues recognized related to the SRP.

Revenues collected for pass-through expenses increased $26 million to $419 million during the three months ended September 30, 2026. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $14 million to $388 million during the three months ended September 30, 2026 due to higher third-party wholesale transmission service provider billings.

TCRF is a reconcilable distribution rate charged to REPs to recover fees we pay to wholesale transmission service third-party providers under their TCOS rates and the retail portion of our own TCOS rate described above. The increase in our TCRF Third-Party revenue recognition reflects the pass-through effect of changes in third-party wholesale transmission service expense. Our TCRF rates were updated on August 1, 2026 pursuant to the July 9, 2026 PUCT order in PUCT Docket No. 59046.The UTM application (PUCT Docket No. 59249) we filed in April 2026 requests an interim TCRF rate adjustment. See “—Regulation and Rates—Regulatory Matters” below for more information on our pending UTM application and temporary rates that took effect in October 2026. We currently anticipate continuing to request interim TCRF updates through our UTM applications.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $12 million to $31 million during the three months ended September 30, 2026. The EECRF and other revenues were generally offset in operation and maintenance expense.

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

See the EECRF Filings Table below for a listing of the EECRF filings impacting revenues in 2026 and 2025.

EECRF Filings Table

PUCT Docket No.	Filed	EECRF Monthly Charge Effective Date	Monthly Charge per Residential Customer (a)	Program Costs	Utility Incentives (b)	(Over)/Under- Recovery and Other
59823	May 2026	March 2027	$1.55	$71	$13	$7
58182	May 2025	March 2026	$1.78	$64	$33	$8
56682	May 2024	March 2025	$1.36	$55	$17	$-
55074	May 2023	March 2024	$1.23	$49	$21	$2

____________

(a)Monthly charges are for a residential customer using an assumed 1,200 kWh.

(b)Utility incentives are recognized at the time of PUCT approval of the EECRF, not the effective date of the EECRF rider.

Wholesale transmission service expense increased $14 million to $388 million during the three months ended September 30, 2026. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $79 million to $464 million during the three months ended September 30, 2026. The increase was primarily due to a $38 million impact from new base rates that went into effect on June 1, 2026 (which includes a $20 million increase in accrual recovery amount for our self-insurance reserve and an $18 million net increase in regulatory assets amortization), a $20 million increase in vegetation management, $10 million in higher energy efficiency program expenses, $4 million in higher labor and contractor related costs, a $2 million increase in legal expense and a $2 million increase in material and freight expenses. We expect operation and maintenance expense to continue to increase due primarily to the new base rates that went into effect on June 1, 2026, and anticipated higher labor and contractor related costs.

Depreciation and amortization increased $56 million to $356 million during the three months ended September 30, 2026. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Provision in lieu of income taxes and non-operating provision (benefit) in lieu of income taxes increased $60 million in the aggregate to $140 million during the three months ended September 30, 2026.

The effective income tax rate was 19.7% and 17.4% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to a tax effect of permanent differences on AFUDC – equity income and the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Federal Tax Cuts and Jobs Act of 2017, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $8 million to $162 million for the three months ended September 30, 2026. The increase was primarily due to $6 million in higher property tax and a $2 million increase in local franchise taxes payable by us to municipalities. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Other (income) and deductions – net was $18 million favorable for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The variance was primarily due to $16 million in higher AFUDC – equity income.

Interest expense and related charges increased $60 million to $261 million during the three months ended September 30, 2026. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings.

Net income increased $192 million to $572 million during the three months ended September 30, 2026. The increase was driven by:

•overall higher revenues primarily attributable to:

ohigher revenues due to new base rates that went into effect on June 1, 2026,

oan increase in other regulated revenues recognized related to the UTM and the SRP,

ohigher customer consumption, primarily attributable to warmer weather,

orevenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review, and ocustomer growth,

partially offset by

•higher interest expense and depreciation expense associated with increases in invested capital, and

•higher operation and maintenance expense.

Financial Results — Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Total operating revenues increased $1.035 billion, or 21%, to $6.082 billion during the nine months ended September 30, 2026.

Revenues contributing to earnings increased $958 million to $4.866 billion during the nine months ended September 30, 2026. The net increase reflected the following components:

•An Increase in Distribution Base Revenues — Distribution base revenues increased $502 million to $2.910 billion during the nine months ended September 30, 2026. The increase in distribution base revenues primarily reflects:

o$194 million increase due to the distribution component in new base rates implemented June 1, 2026,

o$169 million increase due to the distribution component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review,

o$71 million increase due to higher customer consumption, primarily attributable to warmer weather,

o$33 million increase due to updated interim DCRF rates implemented to reflect increases in invested capital, and

o$28 million increase due to customer growth.

•An Increase in Transmission Base Revenues — TCOS revenues increased $106 million to $1.368 billion during the nine months ended September 30, 2026. The increase in TCOS revenues primarily reflects:

o$39 million increase due to the transmission component in new base rates implemented June 1, 2026,

o$39 million increase due to updated interim TCOS rates implemented to reflect increases in invested capital, and

o$28 million increase due to the transmission component of revenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review.

•An Increase in Other Miscellaneous Revenues — Other miscellaneous revenues increased $1 million to $73 million during the nine months ended September 30, 2026.

•An Increase in Other Regulated Revenues — Other regulated revenues increased $349 million to $515 million during the nine months ended September 30, 2026. The increase in other regulated revenues primarily reflects:

o$284 million increase due to revenues recognized pursuant to the UTM, and

o$65 million increase due to revenues recognized related to the SRP.

Revenues collected for pass-through expenses increased $77 million to $1.216 billion during the nine months ended September 30, 2026. While changes in these pass-through tariffs affect revenues and the timing of cash flows, they do not impact operating income and do not contribute to earnings. The net increase reflected the following components:

•An Increase in TCRF – third-party wholesale transmission service (TCRF Third-Party) — TCRF Third-Party revenues increased $65 million to $1.159 billion during the nine months ended September 30, 2026 due to higher third-party wholesale transmission service provider billings.

•An Increase in EECRF and Other Revenues — EECRF and other revenues increased $12 million to $57 million during the nine months ended September 30, 2026. The EECRF and other revenues were generally offset in operation and maintenance expense.

Wholesale transmission service expense increased $65 million to $1.159 billion during the nine months ended September 30, 2026. The increase was due to higher billings from third-party transmission service providers. Wholesale transmission service expense is a pass-through expense that is offset with TCRF Third-Party revenues as discussed above.

Operation and maintenance expense increased $199 million to $1.322 billion during the nine months ended September 30, 2026. The increase was primarily due to a $106 million impact from new base rates that went into effect on June 1, 2026 (which includes a $58 million increase in accrual recovery amount for our self-insurance reserve and a $48 million net increase in regulatory assets amortization), $63 million in higher labor and contractor related costs, a $14 million increase in vegetation management, $9 million in higher energy efficiency program expenses, and a $4 million increase in material and freight expenses.

Depreciation and amortization increased $159 million to $1.036 billion during the nine months ended September 30, 2026. The increase was primarily attributable to ongoing investments in property, plant and equipment. We expect depreciation and amortization to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Provision in lieu of income taxes and non-operating provision (benefit) in lieu of income taxes increased $107 million in the aggregate to $280 million during the nine months ended September 30, 2026.

The effective income tax rate was 18.8% and 17.4% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate on pretax income differs from the U.S. federal statutory rate of 21% primarily due to the amortization of the regulatory liability for excess deferred taxes as a result of the U.S. Federal Tax Cuts and Jobs Act of 2017 and a tax effect of permanent differences on AFUDC – equity income, partially offset by the effects of the Texas margin tax.

Taxes other than amounts related to income taxes increased $33 million to $476 million for the nine months ended September 30, 2026. The increase was primarily due to $27 million in higher property tax, a $4 million increase in local franchise taxes payable by us to municipalities, and a $2 million increase in payroll tax. We anticipate taxes other than amounts related to income taxes to continue to increase, particularly given our capital expenditure plans. See “—Financial Condition—Liquidity and Capital Resources” for more information on our five-year capital plan.

Other (income) and deductions – net was $66 million favorable for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The variance was primarily due to $44 million in higher AFUDC – equity income, $17 million in higher interest income related to customer deposits in a segregated interest-bearing account, which was generally offset in interest expense, a $2 million favorable change in the value of certain compensation plan rabbi trust assets, which was generally offset in compensation expense and $2 million in lower professional fees.

Interest expense and related charges increased $146 million to $724 million during the nine months ended September 30, 2026. The increase was primarily due to higher average borrowings attributable to ongoing investments in property, plant and equipment, and higher average interest rates on the borrowings. We anticipate interest expense and related charges to continue to increase, particularly due to increased borrowing needs in light of our capital expenditure plans and higher average interest rates on the borrowings.

Net income increased $392 million to $1.212 billion during the nine months ended September 30, 2026. The increase was driven by:

•overall higher revenues primarily attributable to:

oan increase in other regulated revenues recognized related to the UTM and the SRP,

ohigher revenues due to new base rates that went into effect on June 1, 2026,

orevenues recognized in connection with the surcharge filed pursuant to our comprehensive base rate review,

oupdated interim rates to reflect increases in invested capital,

ohigher customer consumption, primarily attributable to warmer weather, and ocustomer growth,

partially offset by

•higher depreciation expense and interest expense associated with increases in invested capital, and

•higher operation and maintenance expense.

OTHER COMPREHENSIVE INCOME (LOSS)

Cash Flow Hedges

In April 2025, we began entering into a series of interest rate swap transactions hedging the variability of benchmark bond rates in anticipation of future debt financings through 2029. In the first quarter of 2026, a portion of such interest rate swaps were settled upon the issuance of our 4.50% Senior Secured Notes due 2031 (2031 Notes) and our 5.90% Senior Secured Notes due 2056 (2056 Notes) and a $4 million ($3 million net of tax) net fair value loss was realized and recorded in OCI, which will be amortized into net income as an increase in interest expense for the 2031 Notes and 2056 Notes, respectively. In the third quarter of 2026, a portion of such interest rate swaps were settled upon the issuance of our 5.65% Senior Secured Notes due 2036 (2036 Notes) and 6.35% Senior Secured Notes due 2066 (2066 Notes) and a $36 million ($29 million net of tax) net fair value gain was realized and recorded in OCI, which will be amortized into net income as a decrease in interest expense for the 2036 Notes and 2066 Notes, respectively.

In the three and nine months ended September 30, 2026, we recorded a $177 million ($139 million net of tax) net unrealized fair value gain and a $197 million ($155 million net of tax) net unrealized fair value gain on the interest rate swaps in OCI, respectively.

There was approximately $1 million in net losses recorded in AOCI at September 30, 2026 related to the interest rate swaps, to be amortized into net income as an increase to interest expense within the next 12 months.

Fair Value Hedges

In May 2026, we entered into multiple cross-currency swaps, designated as fair value hedges, that effectively converted our euro-denominated fixed rate payment obligations under our 2056 Euro Junior Subordinated Notes to U.S. dollar-denominated payment obligations with respect to payments to be made during the period from May 26, 2026 to November 26, 2031.

In June 2026, we entered into multiple cross-currency swaps, also designated as fair value hedges, that effectively converted our Australian dollar-denominated fixed rate payment obligations under our 2033 AUD Notes to U.S. dollar-denominated payment obligations.

In the three and nine months ended September 30, 2026, we recorded a $2 million net fair value gain of the cross-currency swaps and a $41 million net fair value loss of the cross-currency swaps, respectively. The amount attributable to excluded components was a $19 million ($15 million net of tax) gain and was recorded in OCI in the three months ended September 30, 2026. The amount attributable to excluded components was a $51 million ($40 million net of tax) gain and was recorded in OCI in the nine months ended September 30, 2026.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Operating Activities — The following items contributed to changes in sources (uses) of cash related to operating activities:

Nine Months Ended September 30,
2026 compared to 2025
Higher customer deposits (a)	$640
Change in net income, adjusted for noncash items included in earnings	223
Change in self-insurance reserve, primarily storm related	95
Lower contributions to pension plans and OPEB Plans	92
Change in regulatory under/over recoveries – net	42
Change in working capital accounts	(362)
Other	98
$828

____________

(a)See Note 1 to Financial Statements for more information on these customer deposits held in a segregated interest-bearing account and classified as restricted cash.

Customer deposits increased significantly in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to financial security requirements for customers submitting projects for consideration in ERCOT’s batch zero process. We have historically required customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects. Requiring security helps us to mitigate the risk of expending funds on construction projects that are not put into service due to customer cancellation and as a result not recoverable in rates. These customer deposits are subject to probable return in accordance with PUCT rules, ERCOT requirements or our tariffs, and are held in a segregated interest-bearing account and classified as restricted cash. As a result, these amounts are not available for general corporate use and are not considered a source of available liquidity. (See “—Available Liquidity and Liquidity Needs, Including Capital Expenditures—Available Liquidity” below for more information.) Recent PUCT and ERCOT requirements that certain customers post financial security, as well as increases in the number of requested projects and size of requested projects, have led to increases in financial security posted by customers. In particular, ERCOT’s batch zero process required many large load customers to post financial security of $50,000 per MW requested, with the majority of batch zero financial security being received by us in the three months ended September 30, 2026. Our customer agreements relating to the batch zero process required that customer cash deposits be converted within a specified number of days into letters of credit or approved affiliate guarantees. As a result of those financial security conversions, a significant portion of the customer cash deposits held as restricted cash as of September 30, 2026 have since been returned to customers. As of October 31, 2026, customer cash deposits totaled approximately $580 million. We expect customer cash deposits to continue to decrease as we require customers to provide other forms of security over cash and as customer projects meet the requirements for return of deposits.

Depreciation and amortization expenses reported in operating activities on the condensed statements of consolidated cash flows was $173 million and $125 million more than the amounts reported on the condensed statements of consolidated income for the nine months ended September 30, 2026 and 2025, respectively. The differences are primarily due to certain regulatory asset amortization being reported as operation and maintenance expense on the Condensed Statements of Consolidated Income in accordance with GAAP.

Financing Activities — The following items contributed to changes in sources (uses) of cash related to financing activities:

Nine Months Ended September 30,
2026 compared to 2025
Higher capital contributions from members	$754
Payment for senior secured notes extinguishment in 2025	441
Higher net borrowings, excluding payment for senior secured notes extinguishment in 2025	418
Higher distributions to members	(284)
$1,329

Investing Activities — The following items contributed to changes in sources (uses) of cash related to investing activities:

Nine Months Ended September 30,
2026 compared to 2025
Higher capital expenditures	$(1,729)
Sales and use tax audit settlement refund in 2026, classified as investing activity	17
Other	32
$(1,680)

Long-Term Debt-Related Activities

At September 30, 2026, our long-term debt totaled an aggregate principal amount of $22.078 billion, an increase of $2.854 billion over the $19.224 billion aggregate principal amount of long-term debt outstanding at December 31, 2025. Long-term debt outstanding at September 30, 2026 consisted of U.S. dollar-denominated, euro-denominated, Canadian dollar-denominated and Australian dollar-denominated fixed rate senior secured notes and euro-denominated fixed rate junior subordinated unsecured notes. See Note 5 to Financial Statements for more information on our long-term debt. For more information on our regulatory capital structure and limitations on our ability to incur additional long-term debt, see “—Capitalization and Return on Equity” and “—Material Debt Credit Rating, Financial, and Cross-Default Covenants” below.

Senior Secured Notes Issuances — The following table summarizes our issuances of senior secured notes during the nine months ended September 30, 2026:

Senior Secured Notes Issued	Issuance Dates	Principal Amounts Issued
4.50% Senior Secured Notes due March 15, 2031	March 17, 2026	$750
5.90% Senior Secured Notes due March 15, 2056	March 17, 2026	850
5.70% Senior Secured Notes due June 24, 2033 (a)	June 24, 2026	530
5.65% Senior Secured Notes due September 15, 2036	September 11, 2026	800
6.35% Senior Secured Notes due September 15, 2066	September 11, 2026	1,000
Total senior secured notes issued during the nine months ended September 30, 2026		$3,930

____________

(a)The amount represents the aggregate principal amount that was measured at issuance of the A$750 million 2033 AUD Notes.

Our fixed rate senior secured notes are secured equally and ratably by a first priority lien on all property acquired or constructed by Oncor for use in our electricity transmission and distribution business, subject to certain exceptions. The property is mortgaged under the Deed of Trust. The Deed of Trust permits us to secure indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At September 30, 2026, the amount of available bond credits was $3.211 billion and the amount of future debt we could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $8.935 billion. See Note 5 to Financial Statements for a listing of all of our fixed rate senior secured notes secured by the Deed of Trust.

Senior Secured Notes Repayment — On January 14, 2026, we repaid in full at maturity the $38 million aggregate principal amount of our 3.86% Senior Secured Notes, Series B, due January 14, 2026. On May 1, 2026, we repaid in full at maturity the $200 million aggregate principal amount of our 5.50% Senior Secured Notes, Series C, due May 1, 2026.

Junior Subordinated Unsecured Notes Issuance — On May 26, 2026, we issued €850 million aggregate principal amount of 2056 Euro Junior Subordinated Notes under our junior subordinated indenture. Our euro-denominated fixed rate payment obligations under the 2056 Euro Junior Subordinated Notes were effectively converted for the period from May 26, 2026 to November 26, 2031 (First Interest Reset Date) to U.S. dollar-denominated fixed rate payment obligations at issuance through concurrently-executed cross-currency swaps, which are expected to mitigate foreign currency exchange rate risk associated with the payments made under the 2056 Euro Junior Subordinated Notes in euros during that time period. As a result of the cross-currency swaps, the U.S. dollar principal amount that would be due on the 2056 Euro Junior Subordinated Notes at the First Interest Reset Date will be $986 million. The all-in U.S. dollar fixed rate coupon on the 2056 Euro Junior Subordinated Notes is 5.985%. See Note 10 to Financial Statements for more information on our cross-currency swaps activities. See Note 5 to Financial Statements for more information on the 2056 Euro Junior Subordinated Notes.

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

At September 30, 2026, the borrowing base for the AR Facility was $600 million, and there were no borrowings outstanding under the AR Facility.

The following table summarizes the borrowings and repayments under our AR Facility in the nine months ended September 30, 2026:

Borrowing (Repayment) Amounts
Balance outstanding at December 31, 2025	$325
Borrowing on January 29, 2026	150
Repayment on March 17, 2026	(475)
Borrowing on July 30, 2026	75
Borrowing on August 28, 2026	300
Repayment on September 11, 2026	(375)
Balance outstanding at September 30, 2026	$-

$500M Credit Facility Repayment and Termination — On September 11, 2026, we repaid the full $480 million aggregate borrowings outstanding under the $500M Credit Facility and terminated the facility in accordance with the prepayment and commitment termination provisions. The $500M Credit Facility provided for a revolving credit facility in an aggregate principal amount of $500 million and would have expired in February 2027.

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

At September 30, 2026, there were no borrowings outstanding under the $1B Credit Facility.

Term Loan Credit Agreement Repayment — On December 26, 2025, we borrowed $925 million aggregate principal amount, and on January 29, 2026, we borrowed the remaining $475 million aggregate principal amount under the Term Loan Credit Agreement. Following the borrowing in January 2026, no additional amounts remained available for borrowing under the Term Loan Credit Agreement. On March 17, 2026 and March 31, 2026, we repaid $500 million and $275 million, respectively, of the aggregate principal amount outstanding under the Term Loan Credit Agreement. On September 11, 2026, we repaid in full the remaining $625 million aggregate borrowings outstanding under the Term Loan Credit Agreement. As a result of the repayment, no borrowings remained outstanding and the Term Loan Credit Agreement ceased to be in effect. Our Term Loan Credit Agreement would have matured on March 1, 2027. See Note 5 to Financial Statements for more information on the Term Loan Credit Agreement.

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

We had no CP Notes outstanding at September 30, 2026 and December 31, 2025.

See Note 4 to Financial Statements for additional information regarding the $2B Credit Facility and CP Program.

Available Liquidity and Liquidity Needs, Including Capital Expenditures

Capital Expenditures — Our board of directors, which approves annual capital expenditure budgets one year at a time, has approved a capital expenditures budget of approximately $9 billion for 2026. Based on the long-term plan presented to our board of directors, in February 2026 we announced a 2026 through 2030 five-year base capital expenditure plan of approximately $47.5 billion. Our 2026 through 2030 base capital plan does not include certain capital expenditure opportunities that could grow that base capital plan by as much as $10 billion over the five-year period.

We expect to finalize and announce a new five-year base capital plan for the years 2027 through 2031 in the first quarter of 2027, and we currently anticipate that new base capital plan will be approximately 20% higher than the $47.5 billion 2026 through 2030 base capital plan. We also expect significant capital investment opportunities incremental to the 2027 through 2031 base capital plan.

Pension Plans and OPEB Plans Funding — Based on funding considerations in the latest actuarial projections, including applicable minimum funding requirements, our future funding for the pension plans and the OPEB Plans is expected to total $18 million and $6 million, respectively, during the remainder of 2026 and approximately $502 million and $135 million, respectively, in the five-year period from 2026 to 2030. Future funding estimates for our pension plans and OPEB Plans are dependent on a variety of variables and assumptions, including investment returns on plan assets, market interest rates, and levels of discretionary contributions over minimum funding requirements, which we continue to monitor. Financial market volatility and its effects on the returns on our plan assets and liability valuations could significantly change our anticipated future funding amounts. We may also elect to make additional discretionary contributions based on market and/or business conditions. During the nine months ended September 30, 2026, we made cash contributions to the pension plans and OPEB Plans of $83 million and $15 million, respectively. See Note 8 to Financial Statements for additional information regarding pension plans and OPEB Plans.

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

Available Liquidity — Our primary sources of liquidity, aside from operating cash flows (excluding customer deposits held in a segregated interest-bearing account and classified as restricted cash), at September 30, 2026 and December 31, 2025 are summarized in the following table:

	At September 30,	At December 31,	Increase
	2026	2025	(Decrease)
Cash and cash equivalents	$77	$87	$(10)
Available unused borrowing capacity under the $2B Credit Facility and CP Program	2,000	2,000	-
Available unused borrowing capacity under the $1B Credit Facility and CP Program	1,000	1,000	-
Available unused borrowing capacity under AR Facility	600	175	425
Available unused borrowing capacity under Term Loan Credit Agreement (a)	-	475	(475)
Available unused borrowing capacity under the $500M Credit Facility (b)	-	20	(20)
Total available liquidity	$3,677	$3,757	$(80)

____________

(a)Repaid in full on September 11, 2026.

(b)Repaid in full and terminated pursuant to its terms at our option on September 11, 2026.

We currently anticipate issuing approximately $5.5 billion to $6.5 billion in new long-term debt securities in 2026 (of which $4.9 billion aggregate principal amount of long-term debt securities was issued in the nine months ended September 30, 2026), as well as an additional $6.0 billion to $7.0 billion in new long-term debt securities in 2027, to support our capital investment plan and repay maturing debt. We expect cash flows from operations combined with long-term debt issuances and credit agreements as well as availability under the Credit Facilities, the AR Facility and the CP Program to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, capital expenditures, minimum funding requirements for pension plans and OPEB Plans, operating lease obligations and purchase obligations under outsourcing agreements for at least the next 12 months. We also anticipate, consistent with past practice, continuing to request member contributions and preserving equity through reductions or suspension of distributions to members. In addition, we may also consider repurchases, exchange offers, additional financing facilities, additional accounts receivable financing arrangements, inventory financing arrangements, and other transactions in order to refinance or manage our debt and manage our liquidity and capital requirements.

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

We have committed to the PUCT to maintain a regulatory capital structure at or below the debt-to-equity ratio established periodically by the PUCT for ratemaking purposes. In April 2026, the PUCT issued an order in our 2025 comprehensive base rate review (PUCT Docket No. 58306) that revised our authorized return on equity to 9.75%, which was our authorized return on equity at September 30, 2026. Pursuant to that order, new rates implementing that authorized return on equity took effect June 1, 2026. Our ability to incur additional long-term debt is limited by our authorized regulatory capital structure, as we are able to issue future long-term debt only to the extent that the issuance of such debt would not cause us to exceed the authorized regulatory debt-to-equity ratio.

The following table summarizes the capitalization structure ratios under regulatory mandates and GAAP, at September 30, 2026 and December 31, 2025:

	At September 30,		At December 31,
	2026		2025
	Debt	Equity	Debt	Equity
Authorized regulatory capital structure	56.5%	43.5%	57.5%	42.5%
Actual regulatory capitalization	55.3%	44.7%	56.3%	43.7%
GAAP capitalization	50.3%	49.7%	50.9%	49.1%

Member Contributions and Distributions

Contributions — We received cash capital contributions from our members of $760 million on October 28, 2026. In the nine months ended September 30, 2026, we received the following cash capital contributions from our members:

Receipt Date	Amount
February 12, 2026	$1,091
April 29, 2026	$760
July 29, 2026	$760

Distributions — The Sempra Order and our LLC Agreement set forth various restrictions on distributions to our members. Among those restrictions is the commitment that we will make no distributions (other than contractual tax payments) to our members that would cause us to exceed our debt-to-equity ratio authorized by the PUCT. The distribution restrictions also include the ability of a majority of our Disinterested Directors, or either of the two member directors designated by Texas Transmission, to limit distributions to the extent each determines it is necessary to meet expected future requirements of Oncor (including continuing compliance with the PUCT debt-to-

equity ratio commitment). At September 30, 2026, we had $862 million available to distribute to our members without exceeding our authorized regulatory capital structure of 56.5% debt to 43.5% equity recently approved in PUCT Docket No. 58306.

On October 27, 2026, our board of directors declared, and we paid, a cash distribution of $285 million. In the nine months ended September 30, 2026, our board of directors declared, and we paid, the following cash distributions to our members:

Declaration Date	Payment Date	Amount
February 11, 2026	February 11, 2026	$286
April 28, 2026	April 28, 2026	$286
July 28, 2026	July 28, 2026	$285

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

Presented below are the credit ratings and ratings outlook assigned for our debt securities at November 5, 2026:

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

The Credit Facilities, the AR Facility, and the note purchase agreements each contain a financial covenant that requires maintenance of a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00. For purposes of this ratio, senior debt is calculated as indebtedness defined in the applicable agreement (principally, the sum of long-term debt, any finance leases, short-term debt and debt due currently in accordance with GAAP). Capitalization is calculated as membership interests determined in accordance with GAAP plus debt described above. At September 30, 2026, we were in compliance with this covenant and all other covenants under the Credit Facilities, the AR Facility, and the note purchase agreements.

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

Guarantees

At September 30, 2026, we did not have any material guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Financial Statements in accordance with GAAP governing rate-regulated operations. Application of these accounting policies in the preparation of our Financial Statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. We believe that there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2026, as compared to the critical policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Matters

2025 Comprehensive Base Rate Review (PUCT Docket No. 58306) — In April 2026, the PUCT issued an order in our comprehensive base rate review. The new base rates implementing the terms of the order took effect on June 1, 2026. On August 1, 2026, the surcharge we were permitted to implement for the difference between the new billing rates and our rates that had been in effect for the period from January 1, 2026 to June 1, 2026 took effect. See Note 2 to Financial Statements for a discussion of the comprehensive base rate review.

UTM Application (PUCT Docket No. 59249) — In April 2026, we filed our first UTM application with the PUCT (PUCT Docket No. 59249) to include in rates for approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. We anticipate the application, if approved as requested, would result in a net revenue increase of approximately $550 million, after taking into account revenues recognized through December 31, 2025 related to recoverable SRP and recoverable UTM regulatory assets. The UTM application is subject to PUCT review and approval. On October 4, 2026, temporary rates reflecting our requested increase took effect as permitted by statute, subject to future refunds or credits to the extent the final rates approved by the PUCT differ from the temporary rates. We anticipate an order and final updated rates by the end of the first quarter of 2027. See Notes 2 and 3 to Financial Statements for more information on the UTM application and our recognition of revenues and recording of regulatory assets for the nine months ended September 30, 2026.

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

Interest Rate Risk

We use interest rate swaps, designated as cash flow hedges, in part, to hedge our interest payments related to our expected future debt financings. The future fixed rate debt issuances underlying these cash flow hedge relationships are largely dependent on market demand and liquidity in the debt market. At September 30, 2026, we believe our forecasted issuances of fixed rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed rate debt, or the timing of any such issuance. If our assumptions regarding the nature and timing of forecasted fixed rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could result in immediate reclassification of all the related gains or losses in AOCI to other (income) and deductions. See Note 10 to Financial Statements for more information on our interest rate risk hedging activities.

At September 30, 2026, all of our senior secured notes carried fixed interest rates. At September 30, 2026, our 2056 Euro Junior Subordinated Notes carried a fixed interest rate that will reset on November 26, 2031 and on each fifth anniversary date thereafter.

Borrowings of long-term debt under the AR Facility and the $1B Credit Facility and short-term debt under the $2B Credit Facility would bear interest on a floating rate basis. At September 30, 2026, there were no borrowings outstanding under the AR Facility, the $1B Credit Facility or the $2B Credit Facility.

For more information on our borrowings and interest rates charged, see Notes 4 and 5 to Financial Statements.

Foreign Currency Exchange Rate Risk

The payments due under the Euro Notes, the 2035 CAD Notes and the 2033 AUD Notes are due in euros, Canadian dollars and Australian dollars, respectively, and as a result expose us to foreign currency exchange rate risk. Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. We have attempted to mitigate that risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which intends to mitigate foreign currency exchange rate exposure. As a result, a hypothetical 100 basis point change (up or down) in currency exchange rates would not have a material impact on our results of operations or financial condition. See Note 10 to Financial Statements for more information regarding foreign currency exchange rate hedging activities.

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

Our exposure to credit risk associated with accounts receivable totaled $1.559 billion at September 30, 2026. The accounts receivable balance is before the allowance for uncollectible accounts, which totaled $29 million at September 30, 2026. The exposure includes accounts receivable of $1.148 billion in the aggregate from REPs, which are generally noninvestment grade and $196 million in the aggregate from transmission customers, which are generally considered low credit risk and primarily include investment grade distribution companies as well as cooperatives and municipally owned utilities. At September 30, 2026, the accounts receivable balance from REP subsidiaries of Vistra and NRG Energy, Inc., our two largest customers, collectively represented 26% and 22%, respectively, of our accounts receivable balance. No other customers represented 10% or more of the total accounts receivable balance at such date. We view our exposure to these customers to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default could have a material effect on cash flows, liquidity, financial position and/or results of operation.

Our net exposure to credit risk associated with accounts and other receivables from affiliates was zero at September 30, 2026.

In the ordinary course of our business, we may also mitigate risk by requiring counterparties to provide us with security. For instance, we have historically required customers who do not meet certain credit quality thresholds to provide security before we commence construction on certain customer-requested construction projects for grid interconnection or new/expanded electricity delivery system facilities. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Demand for energy from high usage customers, including data centers, will require a rapid and significant increase in our infrastructure, but that forecasted energy demand may not be fully realized and we may not be able to recover all of the costs expended by us on projects related to those customers” in our 2025 Form 10-K for more information on these customer collateral arrangements. Financial security could also be required by EROCT or PUCT rules. For instance, ERCOT’s batch zero process and new large load interconnection standards approved by the PUCT in September 2026 require customers to provide financial security.

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

Any forward-looking statement speaks only as of the date on which it is made, and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time-to-time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

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

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of Oncor adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K) relating to securities of Oncor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:
Exhibits	With File Number*	Exhibit

4	Instruments Defining the Rights of Security Holders, Including Indentures.
4(a)	333-100240 Form 8-K (filed September 17, 2026)	4.1	—	Officer’s Certificate, dated September 11, 2026, establishing the terms of Oncor Electric Delivery Company LLC’s 5.65% Senior Secured Notes due 2036 and 6.35% Senior Secured Notes due 2066.
4(b)	333-100240 Form 8-K (filed September 17, 2026)	4.2	—

Registration Rights Agreement, dated September 11, 2026, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC’s 5.65% Senior Secured Notes due 2036 and 6.35% Senior Secured Notes due 2066.

10	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	333-100240 Form 10-Q (filed August 6, 2026)	10(a)	—	Oncor Electric Delivery Company LLC Eleventh Amended and Restated Executive Annual Incentive Plan, effective as of July 28, 2026.

Other Material Contracts

10(b)	333-100240 Form 10-Q (filed August 6, 2026)	10(d)	—

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

Date: November 5, 2026